Form 10KSB
period 1999-09-30
DYNASIL CORP OF AMERICA
filed 1999-12-22
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    For the transition period from ______________ to ______________

    Commission file number        000-27503
                             ____________________


                      DYNASIL CORPORATION OF AMERICA
     -------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                                New Jersey
         ------------------------------------------------------------
                (State or other jurisdiction of incorporation)

                                 22-1734088
                      -------------------------------
                     (IRS Employer Identification No.)


               385 Cooper Road, West Berlin, New Jersey, 08091
          ----------------------------------------------------------
                 (Address of principal executive offices)

                             (856) 767-4600
            --------------------------------------------------
            (Registrant's telephone number, including area code)

                                 None
        ----------------------------------------------------------
       (Securities registered pursuant to Section 12(b) of the Act)

                 Common Stock Par Value $0.0005 Per Share
                  --------------------------------------
                              Title of Class

        ----------------------------------------------------------
       (Securities registered pursuant to Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]     No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $2,807,309

The number of shares of Common Stock outstanding as of November 30, 1999 was 2,345,136 shares.

The aggregate market value of voting stock of the registrant held by non-affiliates as of November 30, 1999 was approximately $695,964

Transitional small business format   Yes __ No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW
----------------

Business Development

     Dynasil Corporation of America ("Dynasil", "we", or the "Company") was incorporated in the State of New Jersey on October 20, 1960.

     On April 22, 1996, the Company's articles of incorporation were amended to reflect an increase in the authorized shares of common stock from 1,500,000 to 25,000,000, and a reduction of the par value of the common stock from $.10 to $.001. On June 1, 1996, the Board of Directors declared a three-for-two stock split, effected in the form of a 50% stock dividend payable to stockholders of record on April 30, 1996.

     On October 16, 1996, the Board of Directors declared a two-for-one stock split payable on November 1, 1996 to stockholders of record on October 1, 1996, which split further reduced the par value of our common stock from $.001 to $.0005 per share.

     On September 30, 1997, we sold substantially all of the assets of our wholly-owned subsidiary, Hibshman Corporation, to Gary Edmonson and Patricia Catron, who were employees of Hibshman Corporation. As consideration for the sale, the Company received a note receivable of $200,000 which was collected during fiscal year ended September 30, 1998. The sale resulted in a loss of $194,453. The purchase price was based on 60% of the appraised value of the assets that were acquired.

     Hibshman Corporation had been acquired by us on October 1, 1993 in exchange for 172,932 shares of our common stock. The business of Hibshman Corporation was to polish the fused silica blanks supplied by manufacturers such as Dynasil, into finished product. As such, Hibshman Corporation was acquired to extend our business into the finished goods market. However after we acquired Hibshman Corporation, it never generated sufficient sales to offset its cost of operation. Furthermore, an infusion of capital was necessary to modernize the equipment and processes of Hibshman Corporation. In the fall of 1997, we commenced efforts to sell Hibshman Corporation by advertising it for sale throughout the appropriate business community. Although there were several interested buyers, none of these buyers made a sufficient offer. Subsequently, Edmonson and Catron made an offer which was better than the previous offers, and at least twice the liquidation value of the equipment. In view of the continual losses, we believed that the decision to sell Hibshman Corporation, although at a loss, was in our best long term interests.

Business

     We are primarily engaged in the manufacturing and marketing of customized synthetic fused silica products. We also distribute fused quartz material that we obtain from a variety of sources. Our products are used primarily as components of optical instruments, lasers, analytical instruments, semiconductor/electronic devices, spacecraft/aircraft components, and in devices for the energy industry. These include:

          o Optical components - lenses, prisms, reflectors, mirrors, filters, optical flats

          o Lasers - Beam Splitters, brewster windows, q-switches, medical/industrial lasers, exciter systems

          o Analytical Instruments - UV spectrophotometer cells, fire control devices, reticle substrates, interferometer plates
          o Energy - Laser/Tkamak fusion research isotope separation, solar cell covers

          o Semiconductor/Electronic - Microcircuit substrates, microwave devices, photomasks, sputter plates, microlithography optics

          o Spacecraft/Aircraft - Docking light covers, windows, re-entry heat shields, ring laser gyros

     We have a two person sales force comprised of Bruce Leonetti, our Vice President, Sales and Marketing, and an administrative assistant, located in our corporate headquarters West Berlin, New Jersey that handles all domestic sales. We also use manufacture representatives in various foreign countries for international sales. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows. Our products are distributed through direct sales and delivered by commercial carriers.

     We compete for business in the optics industry primarily with two other manufacturers of synthetic fused silica and several distributors of their products. The manufacturers are Corning Incorporated, Canton, NY and Heraeus Quarzglas, Germany. Our principal competitive distributors include United Lens Company, Inc., Southbridge, MA, Advanced Glass Industries, Rochester, NY and Glass Fab, Inc., Rochester NY.

     Market share in the optics industry is largely determined by a combination of quality, price and speed of delivery. We believe that we are competitive in the mid to high level quality markets. We feel that we do not compete as effectively for the lower quality markets because our price is not competitive, or in the very highest quality market because our manufacturing process is not currently able to produce product of sufficient quality.

     All of the fused silica that we manufacture is produced using a single manufacturing process. The product is then graded to determine its quality. We have been able to sell the higher quality material at a higher price, and with higher profit margins. With respect to speed of delivery, we believe that we perform as well as or better than our competitors.

     The primary raw material used in our manufacturing process is silicon tetrachloride, which we obtain from Teledyne Wah Chang. In the event we are unable to obtain silicon tetrachloride from our current supplier, it is available from Dow Chemical or Hemlock, Inc. at comparable prices.

     We presently have over 150 customers, with 90% of our business being concentrated in our top 40 customers. Our five largest customers, Heraeus Amersil, Inc., Grimes Aerospace Company, Spectra Physics, VLOC, ESCO Products, Inc., each accounted for approximately 6.9%, 5.5%, 5.5%, 5.3%, 5.1%, respectively, of our total revenues during fiscal year 1998. Our five largest customers, Grimes Aerospace Company, Mindrum Precision, Inc., VLOC, Inc., Detector Electronics, and Spectra Physics, each accounted for approximately 8.5%, 5.8%, 5.7%, 5.1% and 5.0% respectively, of our revenues during fiscal year 1999. Generally, our customers provide purchase orders for a specific quantity and quality of fused silica. These purchase orders generally are filled with fused silica from inventory or manufacture to order. Orders are generally filled over a period ranging from one month to one year. The loss of any of these customers would likely have a material adverse effect on our business, financial condition and results of operations.

     Our business and financial condition would be materially adversely affected if we do not attain substantial additional business from these customers, or if we lose the business of any of these customers, and if we fail to attain substantial additional business from other customers.

     We rely on trade secret and copyright laws to protect the proprietary technologies that we may develop, but there can be no assurance that those laws will provide us with sufficient protection, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain or use our technologies without our authorization. We have no patents or patent applications filed or pending.

     Other than federal, state and local environmental laws, our manufacturing process is not subject to direct governmental regulation. Dynasil's manufacturing process, which includes storage of hazardous materials, is subject to a variety of federal, state and local environmental rules and regulations. We make extensive use of engineering consultants to provide the technical expertise to help ensure that our equipment is in compliance with the environmental laws. Waste water and ground water testing is conducted quarterly by an engineering consultant, and the results are submitted directly to the appropriate regulating agencies. We are permitted to dispose of our waste water through the Camden County Municipal Utilities Authority. We have a permit to use an air scrubber system, which is tested periodically. The next test of the scrubber system is scheduled for January 2000 (pending receipt of approval by the New Jersey Department of Environmental Protection of testing protocol). We do not have a pending notice of violations and are aware of no potential violations. We train our employees in the proper handling of hazardous materials. There are no buried storage tanks on our property. A Phase I environmental audit, completed approximately two years ago, did not disclose any conditions requiring remediation. Our environmental compliance costs approximately $600,000 per year.

     Our research and development activities primarily have involved changes to our manufacturing process and the introduction of equipment with newer technology. Improvements to our manufacturing process involved developing larger furnaces in order to produce larger fused silica boules, and replacing existing furnaces with higher quality equipment. We have spent approximately $1,300,000 to develop the larger furnaces and upgrade existing furnaces. An additional $400,000 was invested in additional glass processing equipment. Investigations into use of purer raw material, alternative fuels and improved distribution systems have been the primary emphasis of our research and development program.

EMPLOYEES
---------

     Our total work force consist of 24 employees; 3 administrative, 2 sales, and 19 shop personnel (including 2 part time employees).

     The shop currently is non-union. The workforce had originally been members of the Teamsters Union, but voluntarily decertified in the early 1980's. From then until 1989 the workforce was represented by an "in-house" union. In 1989 this representation was voted out and the shop became non-union.

Employee Benefit Plans

     We have adopted a Stock Incentive Plan which provides for, among other incentives, granting to officers, directors, employees and consultants options to purchase shares of our common stock up to a total of 900,000 shares. The 900,000 shares consist of two separate plan approvals. The 1st plan was approved in February 1996 for 450,000 shares, restated to reflect the stock splits of 1996. The seconded plan approval was January 1999 for an additional 450,000 shares. At September 30, 1999, 494,723 shares of common stock were reserved for issuance under the Stock Incentive Plans. Options granted under the Plans are generally exercisable over a five year period. To date, options have been granted at exercise prices ranging from $1.00 to $3.52 per share. At September 30, 1999, 113,277 options were outstanding.

     We have adopted an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 65% of the fair market value of the shares. To date, shares issued to employees have been restricted shares subject to the holding periods of Rule 144. Under the plan, a total of 150,000 shares had been reserved for issuance. Of these, 46,273 shares have been purchased by the employees at purchase prices ranging from $.49 to $2.68 per share. During any twelve month period, employees are limited to a total of $5,000 of stock purchases.

     The Company has a 401K Plan for the benefit of its employees. The Company did not make a contribution for the years ended September 30, 1999, 1998 and 1997.

ITEM 2.    DESCRIPTION OF PROPERTY

Facilities

     We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey, 08091. The building is situated on a 3.686 acre site. It contains eight furnaces with attendant pollution control systems, glass processing equipment, quality control functions and administrative office space. We have received site plan approval to construct four additional furnaces. We believe the property is in satisfactory condition and suitable for our purposes.

Leases

     We lease office equipment and four storage containers at an annual total lease obligation of $7,542. We also have entered into lease purchase agreements for a lift truck, a retro-fit of a glass saw, and an ID slicing saw, for a total annual lease obligation of $74,540.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company or any of its property is subject are pending, nor to the knowledge of the Company are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted, during the Fourth Quarter of the Fiscal Year covered by this report, to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 1998 and September 30, 1999 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------

       1998
       First              $5.25                 $2.875
       Second              6.00                  3.375
       Third               4.00                  2.00
       Fourth              3.00                  2.00

       1999
       First              $2.00                 $0.875
       Second              1.50                  1.00
       Third               1.375                 0.75
       Fourth              1.125                 0.625

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

     As of September 30, 1999, there were 2,344,942 shares of common stock outstanding held by approximately 256 holders of record of the Common Stock of the Company (plus a small number of additional shareholders whose stock is held in street name and who have declined disclosure of such information).

     At September 30,1999, 494,723 shares of common stock were reserved for issuance under the Stock Incentive Plans. Options granted under the Plans are generally exercisable over a five year period.

     To date, options have been granted at exercise prices ranging from $1.00 to $3.52 per share. At September 30, 1999, 113,277 options were outstanding.

     Of the 2,344,942 outstanding shares, there are 226,497 shares that could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended.

     The Company has paid no cash dividends since its inception. The Company presently intends to retain any future earnings for use in its business and does not presently intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefor.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB

General Business Overview

     The Company's sales for the fiscal year ended September 30, 1999 were $2,807,309, a decrease of $1,174,086 from sales of $3,981,395 for the fiscal year ended September 30, 1998. The Company believes the economic problems in Asia, resulting in a market downturn in the semiconductor and optics industries, was the primary reason for the decrease. The above sales generated a net loss of $315,555 for fiscal 1999 and net income of $230,782 for fiscal 1998. Losses in the 1st and 2nd quarters of fiscal 1999 were offset by profitable 3rd and 4th quarters. Expense reductions and a moderate pickup in the markets served by the Company helped support the profitable quarters. We continue to see a pick up in sales activity with a noted increase in international sales over previous periods. Efforts to accelerate our growth through product line expansion and merger & acquisition activities remain active.


Results of Operations

Comparison of Fiscal Year ended September 30, 1999 to Fiscal Year ended September 30, 1998

     Revenues decreased to $2,807,309 for fiscal 1999 from $3,981,395 for fiscal 1998. The decrease of $1,174,076 or 29.5% reflects the downturn in the semiconductor and optics markets. The problems experienced by the Asian economy in late 1998 caused end users of our product to delay orders. This delay carried through most of 1999. We just recently have begun seeing a reverse in that trend and quote activity has increased.

     Cost of sales decreased to $2,294,115 or 81.7% of revenues, for fiscal 1999 from $2,711,148 or 68.1% of revenues, for fiscal 1998. The decrease of $417,033 or 15.3% was primarily due to the effect of the reduced sales. The increase in cost of sales, as a percentage of revenues, of 13.6% from fiscal 1998 to fiscal 1999 was a direct result of the inability of the Company to reduce expenses quicker, in response to the downturn in sales. Management felt the initial downturn would be short and therefore kept the workforce in place in anticipation of a fast recovery. When this did not occur reductions were made to bring the workforce in line with the revised sales projections.

     Gross margin decreased to $513,194 or 18.3% of revenues, for fiscal 1999 from $1,270,247 or 31.9% of revenue, for fiscal 1998. The decrease of $757,053, or 59.6% , is related to a combination of the reduced sale and increases in cost of sales as discussed above.

     Selling, general and administrative expenses decreased to $634,925 or 22.6% of revenue, for fiscal 1999 from $874,962, or 22.0% of revenue, for fiscal 1998. The decrease of $240,037 or 27.4%, was due to an across the board reduction in all classes of expenses. This was in response to the substantial decrease in revenues. Major decreases occurred in salary and related expenses, outside professional fees and travel expenses.

     Interest Expense increased to $194,437 or 6.9% of revenue, for fiscal 1999 from $188,150 or 4.7% of revenue, for fiscal 1998. The increase of $6,287 or 3.3%, was due primarily to the additional debt we incurred in the later part of fiscal 1998. See discussion of debt restructuring under Liquidity and Capital Resources.

     Net income decreased to a loss of $315,555 or 11.2% of revenue, for fiscal 1999 from income of $230,782 or 5.8% of revenue, for fiscal 1998. The decrease of $546,337 was primarily a result of decreased revenue and increased cost of sales.

     The Company has no provisions for income taxes for either fiscal 1999 or 1998. As of September 30, 1999 we have approximately $960,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2018. In addition, the Company has approximately $406,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2006.


Liquidity and Capital Resources

     Net cash provided by operating activities increased to $209,052 for fiscal year 1999, from $71,064 for fiscal year 1998. The increase of $137,988 was due primarily to high depreciation offsetting the net loss for the period and the reduction in Inventory offsetting the reduction in Accounts Payable.

     Cash flows used in investing activities decreased to $4,333 for fiscal 1999 from $101,596 for fiscal 1998. The decrease was primarily due to reduced investments in property and equipment. During fiscal 1998 the Company had a major refurbishing project for all our furnaces that resulted in the high expenditures for property and equipment.

     Cash flows used in financing activities increased to $110,446 for fiscal 1999 from cash flows provided from financing activities of $60,437 for fiscal 1998. The increase of $170,883 was a result of not obtaining any new financing during fiscal year 1999 and paying down existing debt from operating activities.

     In August 1997 the Company secured an additional $200,000 on an existing mortgage. The funds were used for improvements to our furnaces. In August 1998 the Company consolidated all existing bank debt into a term loan of $1,300,000 and a Line of Credit of $300,000. In July 1999 the Line of Credit was revised to $150,000. As of September 30, 1999, the term loan has an outstanding balance of $1,206,112 and the line has a zero balance. We have various obligations under two capital leases, which aggregate $107,994 as of September 30, 1999. The indebtedness outstanding under the term loan is collateralized by all of our assets. The obligations under the capital leases are collateralized by the underlying equipment for each loan.

     During fiscal years 1999 and 1998 we generated $-0- and $177,610, respectively from the exercise of stock options owned by affiliates of the Company. During fiscal years 1999 and 1998 we generated $26,972 and $11,694, respectively, from shares purchased by employees through the Employee Stock Purchase Plan.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Any business expansion will require the Company to seek additional debt or equity financing.



YEAR 2000

Year 2000 Readiness Disclosure

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness: We have made an assessment of our Year 2000 readiness of our operating, financial and administrative systems, including the hardware and software that support our systems. Our assessment consisted of testing and correcting our internally developed material software and contacting key vendors to ensure their readiness. We have confirmed our Year 2000 compliance by specific testing of our systems and by obtaining representations by third party vendors of their Year 2000 compliance.

     Costs: We have not incurred significant costs to date complying with Year 2000 requirements and we do not believe that we will incur significant costs for these purposes in the foreseeable future. However, should products or systems maintained by third parties or our systems fail to be Year 2000 compliant, despite the representations of third parties and the testing of our systems, we could incur expenses to remedy any problems. Such expenses could, but are not expected to, have a material adverse effect on our business, results of operations and financial condition.

     Risks: Our failure to identify and correct a Year 2000 problem could result in an interruption of normal business activities and operations. Although there is an inherent uncertainty in the Year 2000 issue, we believe the impact to our business will not be material. Most of the equipment involved in delivering our product to our clients does not make use of date information at all. We believe our greatest risk to be suppliers and utilities whose Year 2000 programs are outside of our control. A disruption caused by a utility or supplier whose systems are not compliant may have a direct and
negative effect on our business.   We will not be operating our furnaces or
equipment from at least December 31, 1999 to January 3, 2000, and will not bring up our systems until we have ascertained that we will have uninterrupted power and fuel sources. Our "worst case scenario" would be that the power and fuel sources are interrupted, during which interruption we will not be able to operate. We have tested all of our computer systems which are responsible for the day to day administrative and sales functions of our business, including a dry run, to ensure Year 2000 compliance. Based on such testing, all of our computer systems appear to be Year 2000 compliant. In the event that one or more of our computers has a Year 2000 malfunction, we would have a disruption in administrative or sales functions.

     Contingency Plan:  We have identified alternate sources for critical
supplies where alternate sources exist.   To the best of our knowledge, our
internal systems are fully compliant. We have been advised by our principal suppliers, particularly the utilities supplying electricity and gas, that they believe their systems are also compliant.


Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations," "Liquidity and Capital Resources" and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

     We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                              HAEFELE, FLANAGAN & CO, p.c.

Moorestown, New Jersey
October 21, 1999

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                     ASSETS

                                                               1999            1998
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 140,253      $   45,980
   Accounts receivable, net of allowance for doubtful
     accounts of $10,883 for 1999 and 1998                    370,839         345,187
   Inventories                                                958,023       1,278,334
   Prepaid expenses and other current assets                   46,599          42,160
                                                           ----------      ----------
        Total current assets                                1,515,714       1,711,650

Property, Plant and Equipment, net                          2,064,029       2,390,988

Other Assets                                                   22,539          25,947
                                                           ----------      ----------
        Total Assets                                       $3,602,282      $4,128,585
                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1999            1998
                                                           ----------      ----------


Current Liabilities
   Current portion of long-term debt                          142,976         137,414
   Accounts payable                                            92,464         226,560
   Accrued expenses                                           152,534         122,115
                                                           ----------      ----------
        Total current liabilities                             387,974         486,089

Long-term Debt, net                                         1,739,535       1,882,515

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 2,985,566 and 2,947,649 shares issued,
    2,344,942 and 2,307,025 shares outstanding
    for 1999 and 1998, respectively                             1,493           1,474
   Additional paid in capital                               1,058,525       1,028,197
   Retained earnings                                        1,374,058       1,689,613
                                                           ----------      ----------
                                                            2,434,076       2,719,284

   Less 640,624 shares of treasury stock, at cost            (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,474,773       1,759,981
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,602,282      $4,128,585
                                                           ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                 1999                1998
                                                 ----------          ----------

Net sales                                       $2,807,309          $3,981,395
Cost of sales                                    2,294,115           2,711,148
                                                 ----------          ----------
Gross profit                                       513,194           1,270,247
Selling, general and administrative                634,925             874,962
                                                 ----------          ----------
Income from continuing operations                 (121,731)            395,285
Other income (expense)
     Interest expense                             (194,437)           (188,150)
     Other income (expense), net                       613              23,647)
                                                 ----------          ----------
                                                  (193,824)           (164,503)
                                                 ----------          ----------
Income from continuing operations
 before provision for income taxes                 315,555             230,782
Provision for income taxes                         0                   0
                                                 ----------          ----------
Net income (loss)                                  315,555             230,782
                                                 ==========          ==========

Basic net income (loss) per share             $   (  0.14)         $     0.10
                                                 ==========          ==========

Diluted net income (loss) per share            $  (  0.14)         $     0.10
                                                 ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                         Additional
                                                                           Paid-in        Retained       Unearned
                                                Shares       Amount        Capital        Earnings     Compensation
                                              ---------      ------      ----------      ----------    ------------

Balance, October 1, 1997                      2,821,213       1,411         831,083       1,458,831        (6,086)

Issuance of shares of common stock upon
 exercise of stock options                      116,000          58         177,552               0             0

Issuance of shares of common stock under
 employee stock purchase plan                     6,936           3          11,691               0             0

Issuance of shares of common stock under
 stock bonus                                        500           0           1,873               0             0

Issuance of shares of common stock under
 employee stock compensation                      3,000           2           5,998               0             0

Compensation expense                                  0           0               0               0         6,086

Net Income                                            0           0               0         230,782             0
                                              ---------       -----         -------       ---------        ------
Balance, September 30, 1998                   2,947,649      $1,474      $1,028,197      $1,689,613      $      0

Issuance of shares of common stock under
 employee stock purchase plan                    34,917          17          26,955               0             0

Issuance of shares of common stock under
 employee stock compensation                      3,000           2           3,373               0             0

Net loss                                              0           0               0        (315,555)            0
                                              ---------       -----         -------       ---------        ------
Balance, September 30, 1999                   2,985,566      $1,493      $1,058,525      $1,374,058      $      0
                                              =========      ======      ==========      ==========      ========

                                                      Treasury Stock             Total
                                                  -----------------------     Stockholders'
                                                   Shares        Amount          Equity
                                                  -------      ----------     -------------

Balance, October 1, 1997                          640,624       (959,303)       1,325,936

Issuance of shares of common stock upon
 exercise of stock options                              0              0          177,610

Issuance of shares of common stock under
 employee stock purchase plan                           0              0           11,694

Issuance of shares of common stock under
 stock bonus                                            0              0            1,873

Issuance of shares of common stock under
 employee stock compensation                            0              0            6,000

Compensation expense                                    0              0            6,086

Net Income                                              0              0          230,782
                                                  -------      ----------     -------------
Balance, September 30, 1998                       640,624      $(959,303)      $1,759,981

Issuance of shares of common stock under
 employee stock purchase plan                           0              0           26,972

Issuance of shares of common stock under
 employee stock compensation                            0              0            3,375

Net loss                                                0              0         (315,555)
                                                  -------      ----------     -------------
Balance, September 30, 1999                       640,624      $(959,303)      $1,474,773
                                                  =======      =========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                  1999              1998
                                                               ---------        -----------

Cash flows from operating activities:
    Net income                                                 $(315,555)       $   230,782
    Adjustments to reconcile net income (loss) to net
     cash provided by continuing operations
       Stock compensation expense                                  3,375             13,959
       Depreciation and amortization                             335,313            349,469
       Gain on sale of equipment                                    (613)                 0
       (Increase) decrease in:
         Accounts receivable                                     (25,663)           253,750
         Inventories                                             320,311           (404,445)
         Prepaid expenses and other current assets                (4,439)            (1,145)
       Increase (decrease) in:
         Accounts payable                                       (134,096)          (295,018)
         Accrued expenses                                         30,419           (108,240)
                                                               ---------        -----------
Net cash provided by continuing operations                       209,052             49,112
                                                               ---------        -----------
Net cash provided by (used) in discontinued operations                 0             21,952
                                                               ---------        -----------
Net cash provided by operating activities                        209,052             71,064
                                                               ---------        -----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                 (  7,633)         ( 317,857)
     Proceeds from sale of property, plant and equipment           3,300                  0
     Increase in other assets                                          0            ( 5,406)
     (Increase) decrease in note receivable                            0            221,667
                                                               ---------        -----------
Net cash used in investing activities                           ( 4,333)          ( 101,596)
                                                               ---------        -----------
Cash flows from financing activities:
     Proceeds from note payable to bank, net                           0           (200,000)
     Repayment of long term debt                                (137,418)          (214,583)
     Proceeds from long term debt                                      0            285,716
     Issuance of common stock                                     26,972            189,304
                                                               ---------        -----------
Net cash provided by (used in) financing activities             (110,446)            60,437
                                                               ---------        -----------
Net increase in cash and cash equivalents                         94,273             29,905
Cash and cash equivalents, beginning                              45,980             16,075
                                                               ---------        -----------
Cash and cash equivalents, ending                              $ 140,253        $    45,980
                                                               =========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

       The Company is primarily engaged in the manufacturing and marketing of customized fused silica products. The Company's products and services are used in the optical lens and laser manufacturing industries, as well as in the medical industry. Other applications include usage in the manufacturing of analytical instruments and semi-conductors. The Company also serves as a sub-contractor to the defense industry.

       The Company's products and services are provided primarily in the United States with some international activity.

Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries, Dynasil International Incorporated and Hibshman Corporation. All significant intercompany transactions have been eliminated.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

       The Company recognizes revenues as products are shipped. Returns of products shipped are and have historically not been material.

Inventories

       Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998


Note 1   Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment and Depreciation and Amortization

       Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of assets for financial reporting purposes are as follows: building and improvements, 10 to 25 years; machinery and equipment, 5 to 10 years; office furniture and fixtures, 5 to 7 years; transportation equipment 5 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Other Assets

       Other assets include deferred financing costs which are amortized using the straight-line method over 7 years. Amortization expense for the years ended September 30, 1999 and 1998 was $3,408 and $29,517. Accumulated amortization as of September 30, 1999 and 1998 was $3,976 and $568.

Unearned Compensation

       Compensation resulting from shares granted under the Company's employment contracts is recognized based on the market value of the shares on the date of grant. Initially the total market value of the shares is treated as unearned compensation and then charged to expense over the respective term
of the contract.   Stock compensation was fully earned as of September 30,
1999 and 1998.
Advertising

       The Company expenses all advertising as incurred.
Advertising expense from continuing operations for the years ended September 30, 1999 and 1998 was $17,415 and $78,959.

Income Taxes

       Dynasil Corporation of America and its wholly-owned subsidiaries file a consolidated federal income tax return.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred tax asset or liability is determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.

Net Income Per Share

           The Company has adopted SFAS No. 128, "Earnings per Share", effective October 1, 1997. SFAS No. 128, which simplifies the standards for computing and presenting earnings per share, replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share are very similar to the previously reported primary earnings per share.
       Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding are included in diluted net earnings per share. The computations of basic and diluted net earnings per share are as follows:

                                      1999            1998

Net income (loss)                            ($    315,555)    $   230,782

Basic weighted average shares                    2,322,170       2,240,005
Effect of dilutive securities:
  Common stock options                                             113,556
                                              $  2,322,170      $2,353,561

Net income (loss) per share
   Basic                                     ($        .14)    $           .10
   Diluted                                   ($        .14)    $           .10

       Diluted net earnings per share excludes the impact of common stock options of 113,277 for 1999, and common stock warrants of 26,450 for 1999 and 1998, since the exercise prices were greater than the average market price of the common shares and therefore, would have resulted in an antidilutive effect.

           DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

       On October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes standards for the impairment of long-lived assets and certain identifiable intangibles. The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of related assets. Measurement of an impairment loss for long-lived assets and certain identifiable intangibles to be disposed of are to be reported generally at the lower of the carrying cost amount or fair value less cost to sell. Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

       The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets for the years ended September 30, 1999 or 1998.

Stock Based Compensation

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock options using the intrinsic value method. Under APB No. 25, compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the cost to acquire the stock. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123. SFAS No. 123 further requires companies using the intrinsic value method to make certain proforma disclosures using the fair value method. Additional disclosures are included in Note 7.

Fair Value

       The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of these instruments. Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the Company's debt approximates its fair value.

           DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

Note 1   Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs ongoing credit evaluations of it customers and generally requires no collateral from its customers. The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable.

New Accounting Pronouncement

       Effective October 1, 1998, the company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. This statement did not have a material impact on the Company's financial statements.

Statement of Cash Flows

           For the purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Reclassifications

           Certain items included in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

NOTE 2   INVENTORIES

       Inventories at September 30, 1998 and 1998 consisted of the  following:

                                       1999           1998

Raw Materials                          $  21,777        $     43,658
Work-in Process                          800,395           1,088,569
Finished Goods                           135,851             146,107
                                        $958,023        $  1,278,334

            DYNASIL CORPORATION OF AMERICAN AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998


NOTE 3   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at September 30, 1999 and 1998 consist of the following:

                                      1999             1998

Land                                  $      261        $      261
Building and improvements              2,445,639         2,449,751
Construction in progress                  57,911            57,911
Machinery and equipment                2,773,915         2,762,167
Office furniture and fixtures            219,442           219,442
Transportation equipment                  45,751            65,931
                                       5,542,919         5,555,463
Less accumulated depreciation          3,478,890         3,164,475
                                     $ 2,064,029        $2,390,988

       Included in the cost of machinery and equipment at September 30, 1999 and 1998 is $190,744 representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 1999 and 1998 for the capitalized leases was $33,635 and $14,561.

       Depreciation expense for the years ended September 30, 1999 and 1998 was $331,905 and $319,952, of which $19,075 and $7,732 represented depreciation of assets under capitalized lease obligations.
       The Company capitalized interest of $-0- and $10,874 during the years ended September 30, 1999 and 1998 related to qualifying assets under construction. Total interest incurred, including amounts capitalized during the same periods, were $194,437 in 1999 and $199,024 in 1998.

NOTE 4   NOTE PAYABLE TO BANK

       In July 1998, management completed negotiations with Premier Bank to consolidate all Bank debt. In addition to the Note described in Note 5 Long-term Debt, the Company secured a $300,000 line of credit agreement. The
Note is due on demand with interest at the Bank's prime rate plus 1% (9.25% and 9.5% at September 30, 1999 and 1998). In July 1999, the line of credit agreement was renewed with the bank and the availability was reduced to $150,000. All other terms remained the same. At September 30, 1999 the Company had not drawn on the line.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998



NOTE 5   LONG-TERM DEBT


       Long-term debt at September 30, 1999 and 1998 consist of the following:


                                                       1999                    1998

Subordinated debentures bearing interest at
  10% per annum payable semiannually, due
  June 1, 2002, unsecured                             $   218,100         $  218,100

Subordinated debenture bearing interest at 12%
  per annum payable semiannually, due December
  1, 2001, unsecured                                      350,350            350,350

Note payable to bank in monthly installments of
  $7,222 plus interest at the bank's prime rate plus
  1.0% (9.25% and 9.50% at September 30, 1999
  and 1998), final payment of $700,556
  due August 1, 2005, secured by first
  mortgage on Berlin, New Jersey property
  and all accounts receivable, inventory, equipment
  and general intangibles of the Company               1,206,112          1,292,778

 Capital lease obligations payable in total
  monthly installments of $5,415 in 1999 and 1998,
  including interest rates of 9.5% and 12%, due
  July 2001, secured by equipment                         107,949           158,701
                                                       ----------        ----------
                                                        1,882,511         2,019,929

Less current portion                                 (    142,976)     (    137,414)
                                                       ----------        ----------
                                                      $ 1,739,535       $ 1,882,515
                                                       ==========        ==========

       The current portion includes $56,316 and $50,752 payable under capital lease obligations at September 30, 1999 and 1998.

           DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND 1998


Note 5   Long-Term Debt (continued)

The aggregate maturities of long-term debt, including capital lease obligations as of September 30, 1999 are as follows:

                                       Capital Lease             Long-Term
                               Total     Obligations               Debt
                               -----     ------------         ----------------

September 30, 2001            $   138,301    $    51,634        $   86,667
September 30, 2002                655,114            -0-           655,114
September 30, 2003                 86,664            -0-            86,664
September 30, 2004                 86,664            -0-            86,664
Thereafter                        772,792            -0-           772,792
                              $ 1,739,535     $   51,634        $1,687,901

NOTE 6   INCOME TAXES

       The Company's provision for income taxes (benefit) for the years ended September 30, 1998 and 1998 are as follows:

                                          1999              1998

Current
   Federal                               $    -0-             $  39,300
   State                                      -0-                14,200
                                          ---------           ----------
                                              -0-             $  53,500

Deferred                                      -0-           (    39,300)
   Federal                                    -0-           (    14,200)
                                          ---------           ----------
   State                                 $    -0-             $    -0-

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before provision for income taxes at September 30, 1999 and 1998 are as follows:
                                          1999                   1998

Taxes at statutory rates applied to
  income before provision for income
  Taxes                                     $   -0-               $  63,100
Increase (reduction) in tax resulting
  from:
    Depreciation                                -0-             (    22,600)
    Inventories                                 -0-                  1,700
    Vacation pay                                -0-                  1,000
    State income taxes                          -0-                 10,300
    Net operating loss carryforwards            -0-            (    53,500)
                                             ---------           ----------
                                             $  -0-             $      -0-

           DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

Note 6   Income Taxes (continued)

       Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 1999 and 1998 are as follows:

                                      1999              1998

Inventories                                  $  45,600        $   70,100
Vacation pay                                     10,300              8,500
Accounts receivable                                4,300             4,300
Depreciation                                (  162,800)      (   141,600)
Net operating loss carryforwards               363,000           211,600
Less valuation allowance                    (  260,400)      (   152,900)
                                             $        -0-     $         -0-

       Based on the company's history of significant fluctuations in net earnings and the recent downturn in the market, there is uncertainty as to the realization of certain net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At September 30, 1999, the Company has approximately $960,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2018. In addition, the main operating Company has approximately $406,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2006.

NOTE 7   STOCKHOLDERS' EQUITY

Stock Options Plans

       The Company has a Stock Incentive Plan which provides for, among other incentives, granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock up to a total of 900,000 shares and 450,000 shares at September 30, 1999 and 1998. In January 1999, the Board authorized an additional 450,000 shares. At September 30, 1999, 494,723 shares of common stock are available for future purchases under the plan. Options are generally exercisable over a five year period and expire through 2003.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998


Note 7   Stockholders' Equity (continued)

Stock Options Plans (continued)

During the years ended September 30, 1999 and 1998, 21,000 and 46,777 shares were granted with exercise prices of $1.17 per share in 1999 and ranging from $2.65 to $3.52 per share in 1998. During the year ended September 30, 1999, no options were exercised and the Company canceled 96,500 options to former employees. During the year ended September 1998, 116,000 shares were issued under the plan for an aggregate price of $177,610. Compensation expense relating to non-employee stock options granted during the years ended September 30, 1999 and 1998 was not material.


Stock Options Plans

       A summary of stock option activity for the years ended September 30, 1999 and 1998 is presented below:


Options outstanding at October 1, 1997                        $258,000

Granted in 1998                                                 46,777
Exercised in 1998 at prices ranging from $1.00 to $3.52     (  116,000)

Options outstanding at September 30, 1998                      188,777

Granted in 1999                                                 21,000
Cancelled in 1999                                           (   96,500)

Options outstanding at September 30, 1999                     $113,277

Options exercisable at September 30, 1999                     $113,277


       At September 30, 1999 and 1998, the Company had warrants outstanding to purchase 26,450 shares of the Company's common stock at exercise prices of $4.00 and $3.00 per share, exercisable through June 1, 2002. No warrants were exercised during the years ended September 30, 1999 and 1998.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998


Note 7   Stockholders' Equity (continued)


Stock-Based Compensation Plans

       The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized since all options granted during 1999 and 1998 have been granted at the fair market value of the Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reduced as follows:

                                              1999            1998

Net income (loss)                              ($323,115)      $169,504

Basic net income (loss) per common share:      ($        .14) $         .07

       Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $.36 and $1.31 per option in 1999 and 1998.

                                        1999           1998

Expected life of option in years         5.0             5.0
Risk-free interest rate                  6.5%            6.0%
Expected volatility                     21.9%           87.5%
Dividend yield                           0.0%            0.0%

       The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after October 1, 1996.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998


Note 7   Stockholders' Equity (continued)

Employee Stock Purchase Plan

       The Company also has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock. Under the plan, a total of 150,000 shares have been reserved for issuance. Employees have the opportunity to acquire common stock at a purchase price of 65% of the fair market value of the shares.
During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 1999 and 1998 34,917, and 6,936 shares of common stock were issued under the plan for aggregate purchase prices of $26,972, and $11,694, respectively.

NOTE 8   PROFIT SHARING PLAN

       The Company has 401k Plan for the benefit of its employees. The Company did not make a contribution to the plan during the years ended September 30, 1999 and 1998.


NOTE 9   RELATED PARTY TRANSACTIONS

       The Company paid consulting fees to other stockholders/directors totaling $1,603 and $39,140 during the years ended September 30, 1999 and 1998.


NOTE 10   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                            1999     1998

Cash paid during the year for:
   Interest                                  $   199,437        $   148,056

Noncash investing and financing activities:

     Acquisition of property, plant and      $     7,633        $   448,972
       equipment
     Debt incurred                                   -0-       (    131,155)
     Cash paid for property and equipment    $     7,633        $   317,817

           DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998


Note 10 Supplemental Disclosure of Cash Flow Information (continued) During the year ended September 30, 1998, the Company refinanced its debt as follows:

                                                    1998

     Proceeds from long-term debt                   $  1,900,000
     Debt refinanced                                (  1,614,284)
     Cash proceeds from long-term debt              $    285,716

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     All seven of our directors were elected to serve for one year at our Annual meeting of the shareholders held on January 26, 1999, and will hold office until their successors are elected at the next annual meeting of the shareholders.

     Our executive officers and directors, and their ages at September 30, 1999, are as follows:

Name                                Age       Position
----                                ---       --------
James Saltzman                      55        Chairman of the Board
Gen. Charles J. Searock, Jr.        63        President, CEO, Director
Jan Melles                          59        Director
Nathan Schwartz                     38        Director
Dr. Peter P. Bihuniak               50        Director
Mr. Robert Lear                     54        Director
Mr. Robert E. Hibshman, Sr.         72        Director
Mr. John Kane                       48        CFO, Secretary, Treasurer
Mr. Bruce Leonetti                  45        Vice President

     None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 1998 with the reporting requirements of
Section 16(a) of the  Securities Exchange Act of 1934.

     James Saltzman, Chairman, 55, has been a member of the Board since February 1998, and is a major shareholder in Dynasil Corporation. Mr. Saltzman, has been the General Partner of Saltzman Partners, an investment firm, since 1982. Since January 1997, Mr. Saltzman has served as Vice Chairman of Madison Monroe, Inc., a private company engaged in investments. He served as a director of Xyvision, Inc., a publicly held company which develops, markets, integrates and supports content management and publishing software, since 1992, and was Chairman of the Board of such company from February 1994 to February 1995.

     General Charles J. Searock, Jr. (USAF Ret), 63, has been a director of the Corporation since February 1996 and currently serves as President and CEO. General Searock retired from the United States Air Force having attained the rank of Lieutenant General in 1993 after 36 years of active duty, having received numerous military decorations. Prior to joining Dynasil, he was executive Vice President of Aero Development Corporation from 1993 to 1996. General Searock earned a BA in General Education from the University of Nebraska in 1962, and a Masters degree in Management from Central Michigan University in 1975.

     Jan Melles, 59, has been a member of the Board of Directors of the Company since February 1996. Since 1993, Mr. Melles has been President and sole shareholder of Photonics Investments, bv, which is engaged in investments in, and mergers and acquisitions of, photonics companies. From 1988 to 1992, he served as Chief Executive Officer of Melles Griot, Inc., a division of J. Bibby & Sons, PLC. Mr. Melles co-founded Melles Griot, Inc. in 1969 and sold it to J. Bibby & Sons, PLC in 1988. Mr. Melles also serves as a director of Excel Technology, Inc., a publicly held company, and as a director of Gooch and Housego, PLC, a publicly held company.

     Nathan Schwartz, 38, has been a member of the Board since February 1996. He is an attorney and financial advisor, providing legal and financial advice to numerous financial service clients since 1992. Mr. Schwartz earned a B.A. in History from Kenyon College in 1982, an M.B.A. in Public/Private Management from Columbia University in 1986, and a J.D. from the University of Pittsburgh in 1989.

     Dr. Peter P. Bihuniak, 50, has been a member of the Board since February 1997. He has held his current position of Vice President of Technology for SOLAREX since 1997. From 1995 to 1997, he served as Director of Research and Development of Pilkington, Libbey-Owens-Ford in Toledo, Ohio, directing invention and development efforts for high performance glass. From 1988 to 1995, Mr. Bihuniak served in various positions with PPG Industries, Inc., one of the major producers of flat glass, fabricated glass and continuous-strand fiber glass in the world, serving most recently as General Manager, Flat Glass Specialty Products Division.

     Robert Lear, 54, has been a member of the Board since February 1998. He is President of Penn Independent Corporation, a property and casualty insurance enterprise. Mr. Lear has been President and Chief Executive Officer of Penn Independent since September 1996 and previously served as Executive Vice President-Finance and Chief Financial Officer of that company for more than seven years. He was Vice President-Finance and Chief Financial Officer of Penn-America Group, Inc. from its formation in July 1993 until March 1995, and still serves Penn-America Group, Inc. as a director. Prior to joining Penn Independent, Mr. Lear had over 15 years of public accounting experience, specializing in the insurance industry. Mr. Lear is a certified public accountant.

     Robert E. Hibshman, Sr., 72, has been a member of the Board since January 1999. He founded Hibshman Optical Labs, Inc. which was purchased by his son, Robert E. Hibshman Jr. and eventually sold to Dynasil Corporation as Hibshman Corporation. Mr. Hibshman Sr. is currently retired and is occupied with property development and investments.

     John Kane, 48, Chief Financial Officer has been with Dynasil Corporation since January 1997 and is a licensed Certified Public Accountant. For three years prior to joining Dynasil Corporation he was an independent consultant, designing accounting systems for the maritime industry.

     Bruce Leonetti, 45, Vice President - Sales and Marketing has been with Dynasil Corporation since January 1999. He was previously with the Company for 14 years prior to 1993 when he left for a position as a development officer with the University of Pennsylvania.




ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                         Securities    Long-
Name and                                               Annual       Restricted       Underlying    Term        All other
Principle                                              Compen-        Stock            Options    Incentive     compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)    sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------    ----------
Charles J.     1999      122,703
Searock,       1998      124,797
President,     1997      88,054                                       16,250
CEO



John           1999      83,339                                        2,625
Kane,          1998      88,289          1,118                         6,000
Secretary,     1997      57,212            624                        13,500
Treasurer,
CFO


Bruce          1999      65,042
Leonetti,
VP

Employment Agreements

     The three year employment agreement with Charles J. Searock, Jr., Chief Executive Officer and President, which commenced on December 1, 1996 was renewed for an additional one year term on December 1, 1999. It will renew automatically at the end of the term unless terminated by either party upon ninety days written notice prior to the end of the term. Under the employment agreement, Mr. Searock has agreed to work for us full time, and receives an annual base salary of $125,000. Mr. Searock's agreement also provides for an annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contains three-year non-competition provisions that prohibit him from competing with us. In addition, the agreement provides that if Mr. Searock is terminated without cause, he will receive a severance consideration of one year's salary.

     The current employment agreement with John Kane, Chief Financial Officer, Secretary and Treasurer, commenced on January 20, 1997 and will continue for a three-year period, after which the agreement will automatically renew for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Kane has agreed to work for us full time, and receives an annual base salary of $85,000, to be reviewed no less than annually. Mr. Kane's agreement also provides for an annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contains eighteen month non-competition provisions that prohibit him from competing with us.

     We have also entered into an employment agreement with Bruce Leonetti, Vice President of Marketing and Sales, which commenced on January 1, 1999 and will continue for a three-year period, unless terminated for cause. Under the employment agreement, Mr. Leonetti has agreed to work for us full time, and receives an annual base salary of $89,000, with commissions based on the gross dollar amount of product shipped. Mr. Leonetti's agreement also provides for an annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contain twenty four month non-competition provisions that prohibit him from competing with us. In addition, the agreement provides that if Mr. Leonetti is terminated without cause, he will receive a severance consideration of three months' salary.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 1999 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------
Common     James Saltzman(2)            580,865                       24.63%
           621 East Germantown Pike
           Suite 105
           Plymouth Valley PA  19401

Common     Gen. Charles J. Searock,      90,496                        3.85%
            Jr. (USAF Ret) (3)
           39 Tee Pee Court
           Medford, NJ   08055

Common     Jan Melles(4)                 56,500                        2.40%
           9 Riverside Road
           Laguna Niguel, CA   92677

Common     Nathan Schwartz(5)            48,394                        2.03%
           621 East Germantown Pike
           Suite 105
           Plymouth Valley, PA 19401

Common     Dr. Peter P. Bihuniak(6)      16,000                        0.68%
           631 Scenic Circle
           Holland, OH   43528

Common     Robert Lear(7)               173,236                        7.37%
           420 South York Road
           Hatboro, PA   19040

Common     Robert E. Hibshman, Sr.(8)    59,000                        2.51%
           19689 7th Ave. NE, Suite 182
           Poulsbo, WA  98370-7576

Common     John Kane(9)                  15,425                        0.66%
           149 Plowshare Road
           Norristown, PA  19403

Common     Bruce Leonetti                   100                        0.00%
           200 Birdwood Avenue
           Haddonfield, NJ   08033

All Officers and Directors
as a Group                            1,040,015                       42.76%

------------

(1) The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 1999 was 2,344,942.

(2) Includes options to purchase 7,500 shares of the Company's common stock at $1.00 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, and options to purchase 3,000 shares of the Company's common stock at $1.17 per share; also includes 567,365 shares owned by Saltzman Partners.

(3) Includes options to purchase 3,000 shares of the Company's common stock at $1.17 per share.

(4) Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, and options to purchase 3,000 shares of the Company's common stock at $1.17 per share.

(5) Includes options to purchase 20,000 shares of the Company's common stock at $1.50 per share, options to purchase 5,000 shares of the Company's common stock at $1.50 per share, options to purchase 3,000 shares of the Company's common stock at $4.25 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, and options to purchase 3,000 shares of the Company's common stock at $1.17 per share.

(6) Includes options to purchase 10,000 shares of the Company's common stock at $3.00 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, and options to purchase 3,000 shares of the Company's common stock at $1.17 per share.

(7) Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, and options to purchase 3,000 shares of the Company's common stock at $1.17 per share; also includes 167,236 shares owned by Penn Independent Corporation, for which Mr. Lear disclaims beneficial ownership.

(8) Includes options to purchase 3,000 shares of the Company's common stock at $1.17 per share.

(9) Includes options to purchase 5,500 shares of the Company's common stock at $2.65 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company paid consulting fees to Robert E. Hibshman, Jr. in the amount of $38,140 during 1998 and $93,173 during 1997. Mr. Hibshman was President of Dynasil until December 1, 1996, and Chief Executive Officer until January 1998 when he became Chairman of the Board of Directors of Dynasil, a position which he maintained until January 1999. During 1997 and 1998, Mr. Hibshman was paid as a consultant, advising the Company on marketing expansion activities. Mr. Hibshman was active in the unsuccessful attempt to find an outside buyer for Hibshman Corporation, but was not involved in the sale of Hibshman Corporation's assets to Gary Edmonson and Patricia Catron, except to vouch for their technical expertise and business acumen in connection with Dynasil's decision to accept a promissory note from such individuals in payment of the purchase price.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed pursuant to Item 601 of Regulation S-B:


Exhibit No.  Description of Document


3.01* Restated Certificate of Incorporation of Registrant filed April 1, 1969, filed as an exhibit to Registrant's
             Registration Statement on Form 10-SB, filed October 1, 1999

3.02* Certificate of Amendment to the Certificate of Incorporation of Registrant filed March 18, 1988, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

3.03* Certificate of Amendment to the Certificate of Incorporation of Registrant filed April 7, 1989, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

3.04* Certificate of Amendment to the Certificate of Incorporation of Registrant filed June 12, 1996, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

3.05* By-laws of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

4.01* Form of Debenture, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

4.02* Subordinated Debenture Extension Agreement, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

4.03* Debenture Extension Warrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.01* Loan Agreement and associated documents dated July 10, 1998 with Premier Bank, for a $300,000 line of credit, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.02* Loan Agreement and associated documents dated July 10, 1998 with Premier Bank, for a $1,300,000 line of credit

10.03* 1996 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.04* 1999 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.05* Employee Stock Purchase Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999



27.01        Financial Data Schedule

-------------
* Incorporated herein by reference



(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA


BY:            /s/ Charles J. Searock, Jr.
        ---------------------------------
               Charles J. Searock, Jr., President and CEO

DATED:  December 17, 1999
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                        Title                          Date
---------                        -----                          ----
BY: /s/ James Saltzman           Chairman of the Board of       December   ,1999
    ---------------------        Directors                      ----------------
    James Saltzman

BY: /s/ Charles J. Searock Jr.   President, CEO and Director    December 17,1999
    --------------------------                                  ----------------
    Charles J. Searock, Jr.

BY: /s/ John Kane                Secretary, Treasurer,          December 17,1999
    ---------------------        and Chief Financial Officer    -----------------
    John Kane                    (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)

BY: /s/ Jan Melles               Director                       December 21,1999
    ---------------------                                       -----------------
    Jan Melles

BY: /s/ Nathan Schwartz          Director                       December   ,1999
    ---------------------                                       -----------------
    Nathan Schwartz

BY: /s/ Peter P. Bihuniak        Director                       December   ,1999
    ---------------------                                       -----------------
    Dr. Peter P. Bihuniak

BY: /s/ Robert Lear              Director                       December 20,1999
    ---------------------                                       -----------------
    Robert Lear

BY: /s/ Robert E. Hibshman Sr.   Director                       December 20,1999
    --------------------------                                  -----------------
    Robert E. Hibshman, Jr.

                                         36