Form 10QSB
period 1999-12-31
DYNASIL CORP OF AMERICA
filed 2000-02-11
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

    Commission file number        000-27503
                             ____________________


                      DYNASIL CORPORATION OF AMERICA
     -------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


          New Jersey                            22-1734088
        --------------                 -------------------------------
  (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation)


               385 Cooper Road, West Berlin, New Jersey, 08091
          ----------------------------------------------------------
                 (Address of principal executive offices)

                             (856) 767-4600
            --------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  XX      No
    ----         ----

The Company had 2,354,144 shares of common stock, par value $.0005 per share, outstanding as of January 31, 2000.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                DECEMBER 31, 1999 AND SEPTEMBER 30, 1999.................1

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998........2

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998........3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................7

PART II.  OTHER INFORMATION.............................................11

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................11

      SIGNATURES........................................................12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                           PAGE 1
(UNAUDITED)

                                     ASSETS

                                                          December 31      September 30
                                                               1999            1999
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $  24,505      $  140,253
   Accounts receivable                                        441,869         370,839
   Inventory                                                  989,337         958,023
   Other current assets                                        40,067          46,599
                                                           ----------      ----------
        Total current assets                                1,495,778       1,515,714

Property, Plant and Equipment, net                          1,990,341       2,064,029

Other Assets                                                   21,687          22,539
                                                           ----------      ----------
        Total Assets                                       $3,507,806      $3,602,282
                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1999            1998
                                                           ----------      ----------


Current Liabilities
   Current portion - long-term debt                          $142,976        $142,976
   Accounts payable                                            99,225          92,464
   Accrued expenses                                            73,409         152,534
                                                           ----------      ----------
        Total current liabilities                             315,610         387,974

Long-term Debt, net                                         1,699,589       1,739,535

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 2,994,168 AND 2,985,566 shares issued
    2,353,544 and 2,344,942 shares outstanding                  1,497           1,493
   Additional paid in capital                               1,060,621       1,058,525
   Retained earnings                                        1,389,792       1,374,058
                                                           ----------      ----------
                                                            2,451,910       2,434,076

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,492,607       1,474,773
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,507,806      $3,602,282
                                                           ==========      ==========


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                  PAGE 2
(UNAUDITED)


                                                      Three Months Ended
                                                          December 31
                                                    1999                1998
                                                 ----------          ----------
Sales                                           $  765,419          $  677,867
Cost of sales                                      553,103             683,419
                                                 ----------          ----------
Gross profit                                       212,316              (5,552)

Selling, general and administrative                150,245             158,971
                                                 ----------          ----------
Income (loss) from Operations                       62,071            (164,523)

Other income (expense)
     Interest expense                             ( 46,336)           ( 49,345)
                                                 ----------          ----------
Income (Loss) before Income Taxes                   15,735            (213,868)

Provision (benefit) for Income Tax                       0                   0
                                                 ----------          ----------
Net income (loss)                                   15,735            (213,868)
                                                 ==========          ==========

Net income (loss) per share
  Basic                                        $     0.01          $    (0.09)
  Diluted                                      $     0.01          $    (0.09)

Weighted average shares outstanding             2,346,579           2,307,798


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                PAGE 3
(UNAUDITED)


                                                                    Three Months Ended
                                                                       December 31
                                                                  1999              1998
                                                               ---------        -----------

Cash flows from operating activities:
    Net income                                                 $  15,735        $  (213,868)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                               88,335             89,220
       Amortization expense                                          852                852
       Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                     (71,030)           (24,835)
         Inventories                                             (31,314)           152,000
         Prepaid expenses and other current assets                 9,310              2,310
       Other assets                                               (2,778)             2,778
       Increase (decrease) in:
         Accounts payable                                          6,761           ( 14,211)
         Accrued expenses                                        (79,127)          ( 36,869)
                                                               ---------        -----------
Net cash used in operating activities                            (63,256)           (42,623)
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment               ( 14,647)         (   1,800)
                                                               ---------        -----------
Net cash used in investing activities                           (14,647)          (   1,800)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                      2,100                 568
     Repayments of long-term debt                                (39,945)           (34,317)
                                                               ---------        -----------
Net cash provided by (used in) financing activities             ( 37,845)             1,251
                                                               ---------        -----------
Net decrease in cash                                            (115,748)           (43,172)
Cash - beginning of period                                       140,253             45,980
                                                               ---------        -----------
Cash - end of period                                           $  24,505        $     2,808
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           PAGE 4
(UNAUDITED)


1. Basis of Presentation

The consolidated balance sheet as of September 30, 1999 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 1999 and the consolidated statements of operations and cash flows for the three months ended December 31, 1999 and 1998, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 1999 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 Annual Report on Form 10-KSB previously filed by the Company.

2. Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                                 December 31, 1999       September 30, 1999
                                 -----------------       ------------------
        Raw Materials                   10,266                21,777
        Work-in-Process                839,701               800,395
        Finished Goods                 139,370               135,851
                                       -------               -------
                                       989,337               958,023
                                       =======               =======

3. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding are included in diluted net earnings per share. Diluted net earnings per share excludes the impact of potential common shares since they would have resulted in an antidilutive effect.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

     Revenues increased to $765,419 for the three months ended December 31, 1999, from $677,867 for the three months ended December 31, 1998. The increase of $87,552 or 12.9% was due primarily to the increased demand in both the semiconductor and optics markets. The international market has also afforded us opportunities not previously enjoyed.

     Cost of sales decreased to $553,103, or 72.3% of revenues, for the three months ended December 31, 1999, from $683,419 or 100.8% of revenues, for the three months ended December 31, 1998. The decrease of $130,316 or 19.1% was directly related to the Company's actions in fiscal year 1999 to reduce expenses across the board. The reduction of expenses was in response to the downturn in the market and the increased competitive nature of the industry.

     Gross profit increased to $212,316 for the three months ended December 31, 1999, from a negative $5,552 for the three months ended December 31, 1998. As a percentage of revenues, gross profit was 27.7% and (.8%) for the three months ended December 31, 1999, and 1998 respectively. The increase of $217,868 was a direct result of the reductions in expenses as discussed above.

     Selling, general and administrative expenses decreased slightly to $150,245 for the three months ended December 31, 1999, from $158,971 for the three months ended December 31, 1998. As a percentage of revenues, selling, general and administrative expense for the three months ended December 31, 1999, and 1998 were 19.6% and 23.5% respectively. In anticipation of continuing pressure on gross profits, the Company maintained its focus on controlling increases in these expenses.

     Interest expense decreased to $46,336 for the three months ended December 31, 1999, from $49,345 for the three months ended December 31, 1998. The decrease of $3,009 or 6.1% is a direct result of our reduced debt.

     Net income increased to $15,735 for the three months ended December 31, 1999, from a loss of $213,868 for the three months ended December 31, 1998. Basic earnings per share increased to $.01 per share for the three months ended December 31, 1999, from a loss per share of $.09 for the three months ended December 31, 1998.

     The Company has no provision for income taxes for either period in 1999 or 1998. As of September 30, 1999, we have approximately $960,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2018. In addition, the Company has approximately $406,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2006.

Liquidity and Capital Resources

     Cash decreased for the quarter by $140,253. Net cash was used in operating activities primarily in increasing inventories 3.1% or $31,314, to cover increased shipments for the 2nd quarter of fiscal 2000; in increasing accounts receivable 19.2% or 71,030, a result of higher shipments the later part of the quarter; and decreasing accrued expenses 51.2% or $79,127, a result of paying off accrued expenses during the quarter.

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

     Progress Report: The Company is pleased to confirm that no incident has been reported in relation to the Y2K compliance. All systems, as planned, have been working and are still working. However, contingency plans have been maintained in place at the change of the millennium as a precautionary measure in case any problem would occur as a result of Y2K.

     As part of the Company's post millennium program, all systems' operational functions are closely monitored with strong emphasis placed on other critical dates such as February 29, 2000. A smooth transition into March 2000 is anticipated. The Company remains confident that it has and will continue to service its customers without interruption. It must be stressed that the Company's products are not date sensitive.

     The Company's Y2K readiness program will continue to be an ongoing process to ward off any potential material impact on the Company and its operations.

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

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Charles J. Searock, Jr.         DATED:    February 11, 2000
        ---------------------------------               --------------------
          Charles J. Searock, Jr.,
          President and CEO



BY:       /s/ John Kane                       DATED:    February 11, 2000
        ---------------------------------               --------------------
          John Kane, Secretary, Treasurer,
        and Chief Financial Officer (Principal
          Financial Officer and Principal
          Accounting Officer)