Form 10QSB
period 2000-03-30
DYNASIL CORP OF AMERICA
filed 2000-05-12
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The Company had 2,354,408 shares of common stock, par value $.0005 per share, outstanding as of April 30, 2000.

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

             CONSOLIDATED BALANCE SHEET AS OF
             MARCH 31, 2000 AND SEPTEMBER 30, 1999.......................1

             CONSOLIDATED STATEMENT OF OPERATIONS FOR
             THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999......2

             CONSOLIDATED STATEMENT OF CASH FLOWS FOR
             THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999................3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................7

PART II.  OTHER INFORMATION.............................................11

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................11

      SIGNATURES........................................................12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                     ASSETS

                                                             March 31     September 30
                                                               2000            1999
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 181,772      $  140,253
   Accounts receivable                                        457,858         370,839
   Inventory                                                  970,982         958,023
   Other current assets                                        58,161          46,599
                                                           ----------      ----------
        Total current assets                                1,668,773       1,515,714

Property, Plant and Equipment, net                          1,957,860       2,064,029

Other Assets                                                   22,238          22,539
                                                           ----------      ----------
        Total Assets                                       $3,648,871      $3,602,282
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $155,441        $142,976
   Accounts payable                                           155,860          92,464
   Accrued expenses                                            97,881         152,534
                                                           ----------      ----------
        Total current liabilities                             409,182         387,974

Long-term Debt, net                                         1,693,677       1,739,535

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 2,994,768 AND 2,985,566 shares issued
    2,354,144 and 2,344,942 shares outstanding                  1,498           1,493
   Additional paid in capital                               1,060,911       1,058,525
   Retained earnings                                        1,442,906       1,374,058
                                                           ----------      ----------
                                                            2,505,315       2,434,076

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,546,012       1,474,773
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,648,871      $3,602,282
                                                           ==========      ==========


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                           Three Months Ended            Six Months Ended
                                                March 31                      March 31
                                            2000        1999              2000         1999
                                         ----------   ----------     ----------   ---------
Sales                                   $1,040,323   $ 592,093         $1,805,742  $1,269,960
Cost of Sales                              749,031     513,640          1,302,128   1,197,057
                                         ----------   ----------      ----------   ----------
Gross profit                               291,292      78,453            503,614      72,903
Selling, general and administrative        191,550     161,867            341,795     320,835
                                         ---------   ----------         ---------   ----------
Income (loss) from Operations               99,742     (83,414)           161,819    (247,932)

Other income (expense)
     Interest expense                      (46,634)    (48,467)           (92,970)    (97,812)
                                         -----------  ----------        ---------    ---------
Income (Loss) before Income Taxes           53,108    (131,881)            68,849    (345,744)

Provision (benefit) for Income Tax               0           0                  0           0
                                         ---------   ----------          ---------    ---------
Net income (loss)                           53,108    (131,881)             68,849    (345,744)
                                         =========   ==========          =========    =========

Net income (loss) per share
  Basic                                   $   0.02    $  (0.06)          $   0.03    $  (0.15)
  Diluted                                 $   0.02    $  (0.06)          $   0.03    $  (0.15)

Weighted average shares outstanding      2,354,026    2,308,731          2,350,303   2,308,265


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Six Months Ended
                                                                         March 31
                                                                  2000              1999
                                                              ---------        -----------

Cash flows from operating activities:
    Net income                                                 $  68,849        $  (345,744)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                              176,670            178,440
       Amortization expense                                        1,704              1,704
Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                     (87,019)            55,523
         Inventories                                             (12,959)           198,733
         Prepaid expenses and other current assets                (8,784)             5,460
       Other assets                                               (4,181)             2,778
       Increase (decrease) in:
         Accounts payable                                         63,396           (119,796)
         Accrued expenses                                        (54,364)            (2,800)
                                                               ---------        -----------
Net cash provided by (used in) operating activities              143,312            (25,702)
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                (28,201)             2,312
                                                               ---------        -----------
Net cash provided by (used in) investing activities              (28,201)             2,312
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                      2,100              6,407
     Proceeds (Repayment) - Bank Debt                                               75,000
     Repayments of long-term debt                                (75,692)           (72,853)
                                                               ---------        -----------
Net cash provided by (used in) financing activities              (75,692)             8,554
                                                               ---------        -----------
Net increase (decrease) in cash                                   41,519            (14,836)
Cash - beginning of period                                       140,253             45,980
                                                               ---------        -----------
Cash - end of period                                           $ 181,772        $    31,144
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 1999 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations and cash flows for the six months ended March 31, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2000 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   March 31, 2000        September 30, 1999
                                 -----------------       ------------------
        Raw Materials                   12,277                21,777
        Work-in-Process                814,298               800,395
        Finished Goods                 144,407               135,851
                                       -------               -------
                                       970,982               958,023
                                       =======               =======
3. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share. Diluted net earnings per share excludes the impact of potential common shares since they would have resulted in an antidilutive effect.

4.  Supplementary Disclosure of Cash Flow Information

Non-cash investing and financing activities during the six months ended March 31, 2000 were as follows:

       Purchase of property and equipment        $ 70,501
       Debt incurred                              (42,300)
                                                 ---------
Cash paid for property and equipment             $ 28,201
                                                 =========

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

     Sales were $1,040,323 for the three months ended March 31,2000, an increase of 75% over the comparable quarter of fiscal 1999. On a year-to-date basis, sales were $1,805,742, 42% greater than the comparable period of the prior fiscal year. The increase is due primarily to the increased demand in both the semiconductor and optics markets. The international market played an especially important role in the quarterly increase. International shipments accounted for 26% of the total quarterly shipments, an increase of 16% over the annual average.

     Cost of sales was $749,031 for the three months ended March 31,2000, or 72% of sales. This is a decrease of 15% over the comparable quarter of fiscal 1999, when cost of sales were 87% of sales. On a year-to-date basis, cost of sales was $1,302,128 or 72% of sales. This is a decrease of 22% over the comparable year-to-date for fiscal 1999, when cost of sales was 94% of sales. Management continues to monitor operating expenses closely, which has helped to reduce expenses across the board.

     Gross profit increased to $291,292 for the three months ended March 31, 2000, or 28% of Sales. This is an increase of 271% over the comparable quarter of fiscal 1999. On a year-to-date basis, gross profit increased to $503,614, or 28% of sales. This is an increase of 590% over the comparable year-to-date for fiscal 1999.

     Selling, general and administrative expenses increased to $191,550 for the three months ended March 31, 2000, from $161,867 for the three months ended March 31, 1999. Year-to-date March 31, 2000, selling general and administrative expenses increased to $341,795, from $320,835 for the same comparable period of fiscal 1999. As a percentage of sales, selling, general and administrative expenses decreased to 18% for the three months ended March 31, 2000, from 27% for the three months ended march 31, 1999.

     A major component of the increased selling, general and administrative expenses for the three months ended March 31, 2000 was the commission expense incurred, payable to outside representative, related to the increase in international sales.

     Interest expense decreased slightly to $46,634 for the three months ended March 31, 2000, from $48,467 for the three months ended March 31,1999. The decrease of $1,833 or 3.8% is a direct result of our reduced debt.

     Net income increased to $53,108 for the three months ended March 31, 2000, from a loss of $131,881 for the three months ended March 31, 1999. Year-to-date March 31,2000 net income increased to $68,849 from a loss of $345,744 for the same comparable period of fiscal 1999. Basic earnings per share increased to $.02 per share for the three months ended March 31,2000, from a loss per share of $.06 for the three months ended March 31,1999.

     The Company has no provision for income taxes for either period in 2000 or 1999. As of September 30, 1999, we have approximately $947,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2018. In addition, the Company has approximately $466,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2006.


Liquidity and Capital Resources

     Cash increased by $41,519 for the six months ended March 31,2000. The majority of the increase can be attributed to the effect of net income and depreciation, which generated $245,519. This increase was offset primarily by an increase in accounts receivable of $87,019, acquisition of property, plant and equipment for $28,201 and repayment of debt of $75,692.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Any business expansion will require the Company to seek additional debt or equity financing.



Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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


BY:       /s/ Charles J. Searock, Jr.         DATED:    May 12,2000
        ---------------------------------               --------------------
          Charles J. Searock, Jr.,
          President and CEO



BY:       /s/ John Kane                       DATED:     May 12,2000
        ---------------------------------               --------------------
        John Kane, Secretary, Treasurer,
        and Chief Financial Officer (Principal
        Financial Officer and Principal
        Accounting Officer)