Form 10QSB
period 2000-06-30
DYNASIL CORP OF AMERICA
filed 2000-08-11
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The Company had 2,356,408 shares of common stock, par value $.0005 per share, outstanding as of July 31, 2000.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEET AS OF
             JUNE 30, 2000 AND SEPTEMBER 30, 1999                      1

             CONSOLIDATED STATEMENT OF OPERATIONS FOR
             THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999    2

             CONSOLIDATED STATEMENT OF CASH FLOWS FOR
             THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999              3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                       7

PART II.  OTHER INFORMATION                                             11

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                           11

      SIGNATURES                                                        12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                           PAGE 1
(UNAUDITED)
                                     ASSETS

                                                             JUNE 30       September 30
                                                               2000            1999
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 133,027       $ 140,253
   Accounts receivable                                        512,393         370,839
   Inventory                                                  967,448         958,023
   Other current assets                                        47,792          46,599
                                                           ----------      ----------
        Total current assets                                1,660,660       1,515,714

Property, Plant and Equipment, net                          1,900,042       2,064,029

Other Assets                                                   21,386          22,539
                                                           ----------      ----------
        Total Assets                                       $3,582,088      $3,602,282
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $155,441        $142,976
   Accounts payable                                           131,339          92,464
   Accrued expenses                                            87,294         152,534
                                                           ----------      ----------
        Total current liabilities                             374,074         387,974

Long-term Debt, net                                         1,651,212       1,739,535

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 2,995,032 AND 2,985,566 shares issued
    2,354,408 and 2,344,942 shares outstanding                  1,498           1,493
   Additional paid in capital                               1,061,169       1,058,525
   Retained earnings                                        1,453,438       1,374,058
                                                           ----------      ----------
                                                            2,516,105       2,434,076

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,556,802       1,474,773
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,582,088      $3,602,282
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                PAGE 2
(UNAUDITED)


                                           Three Months Ended            Nine Months Ended
                                                JUNE 30                       JUNE 30
                                            2000        1999              2000         1999
                                         ----------   ----------       ----------   ---------
Sales                                    $ 847,608   $ 751,926        $2,653,350  $2,021,887
Cost of Sales                              612,107     538,523         1,914,238   1,735,582
                                         ----------   ----------       ----------  ----------
Gross profit                               235,501     213,403          739,112     286,305
Selling, general and administrative        176,023     158,383          517,819     479,216
                                         ---------   ----------       ---------   ----------
Income (loss) from Operations               59,478      55,020          221,293    (192,911)

Other income (expense)
     Interest expense                      (48,942)    (48,917)        (141,912)   (146,729)
                                        -----------  ----------       ---------    ---------
Income (Loss) before Income Taxes           10,536       6,103           79,381    (339,640)

Provision (benefit) for Income Tax               0           0              0           0
                                         ---------   ----------       ---------    ---------
Net income (loss)                           10,536       6,103           79,381    (339,640)
                                         =========   ==========       =========    =========

Net income (loss) per share
  Basic                                   $   0.00    $   0.00        $   0.03    $  (0.15)
  Diluted                                 $   0.00    $   0.00        $   0.03    $  (0.15)

Weighted average shares outstanding      2,354,361    2,330,500       2,351,654   2,315,676


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                PAGE 3
(UNAUDITED)


                                                                    NINE Months Ended
                                                                         JUNE 30
                                                                  2000              1999
                                                              ----------       -----------

Cash flows from operating activities:
    Net income                                                 $  79,381        $  (339,640)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                              256,929            267,660
       Amortization expense                                        2,556              2,556
Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                    (141,554)           (17,061)
         Inventories                                              (9,425)           284,340
         Prepaid expenses and other current assets                 1,585             10,653
       Other assets                                               (4,181)             2,778
       Increase (decrease) in:
         Accounts payable                                         38,875           (132,120)
         Accrued expenses                                        (65,242)              (942)
                                                               ---------        -----------
Net cash provided by (used in) operating activities              158,924             78,224
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                (50,642)        (5,333)
                                                               ---------        -----------
Net cash provided by (used in) investing activities              (50,642)           (5,333)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                      2,649             26,881
     Proceeds (Repayment) - Bank Debt                                             10,000
     Repayments of long-term debt                               (118,157)          (107,261)
                                                               ---------        -----------
Net cash provided by (used in) financing activities             (115,508)           (70,380)
                                                               ---------        -----------
Net increase (decrease) in cash                                   (7,226)             2,511
Cash - beginning of period                                       140,253             45,980
                                                               ---------        -----------
Cash - end of period                                           $ 133,027          $  48,491
                                                               =========        ===========

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           PAGE 4
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 1999 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations and cash flows for the nine months ended June 30, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2000 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   June 30, 2000        September 30, 1999
                                 -----------------       ------------------
        Raw Materials                   37,600                21,777
        Work-in-Process                781,417               800,395
        Finished Goods                 148,431               135,851
                                       -------               -------
                                       967,448               958,023
                                       =======               =======
3. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share. Diluted net earnings per share exclude the impact of potential common shares since they would have resulted in an antidilutive effect.

4. Supplementary Disclosure of Cash Flow Information

Non-Cash investing and financing activities during the nine months ended June 30, 2000 were as follows:

     Purchase of property and equipment      $ 92,942
     Debt incurred                       (42,300)
                                        ---------
     Cash paid for property and equipment    $ 50,642
                                         ========

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Sales were $847,608 for the three months ended June 30,2000, an increase of 13% over the comparable quarter of fiscal 1999. On a year-to-date basis, sales were $2,653,350, 31% greater than the comparable period of the prior fiscal year. The increase is due primarily to the increased demand in both the semiconductor and optics markets. The international market played an especially important role in the year to date increase. International shipments accounted for approximately 17% of the total year-to-date shipments, an increase of 7% over the annual average.

     Cost of sales was $612,107 for the three months ended June 30,2000, or 72.2% of sales. This is an increase of .6% over the comparable quarter of fiscal 1999, when cost of sales was 71.6% of sales. On a year-to-date basis, cost of sales was $1,914,238 or 72.1% of sales. This is a decrease of 16% over the comparable year-to-date for fiscal 1999, when cost of sales was 85.8% of sales. Management continues to monitor operating expenses closely, which has helped to reduce expenses across the board.

     Gross profit increased to $235,501 for the three months ended June 30, 2000, or 27.8% of Sales. This is an increase of 10% over the comparable quarter of fiscal 1999. On a year-to-date basis, gross profit increased to $739,112, or 27.9% of sales. This is an increase of 158% over the comparable year-to-date for fiscal 1999.

     Selling, general and administrative expenses increased to $176,023 for the three months ended June 30, 2000, from $158,383 for the three months ended June 30, 1999. Year-to-date June 30, 2000, selling general and administrative expenses increased to $517,819, from $479,216 for the same comparable period of fiscal 1999. As a percentage of sales, selling, general and administrative expenses decreased to 20.7% for the three months ended June 30, 2000, from 21.1% for the three months ended June 30, 1999.

    Major components of the increased selling, general and administrative expenses for the nine months ended June 30,2000 were the increase in commission expenses incurred, related to the increase in international sales, and increase in professional fees, related to completion of reporting company requirements.

     Interest expense increased slightly to $48,942 for the three months ended June 30, 2000, from $48,917 for the three months ended June 30,1999.

     Net income increased to $10,536 for the three months ended June 30, 2000, from $6,103 for the three months ended June 30, 1999. Year-to-date June 30,2000 net income increased to $79,381 from a loss of $339,640 for the same comparable period of fiscal 1999. Basic earnings per share for the three month period ended June 30,2000 showed no change from the three month period ended June 30, 1999. Year-to-date June 30, 2000 earnings per share increased to $.03 per share from a loss per share of $.15 for the comparable period of fiscal 1999.

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


Liquidity and Capital Resources

     Cash decreased by $7,226 for the nine months ended June 30,2000. Cash provided from operations of $158,924 was primarily used to reduce debt by $118,157 and acquire property plant and equipment for $50,642.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Any business expansion will require the Company to seek additional debt or equity financing.


Forward-Looking Statements

     The statements contained in this Quarterly Report on Form 10-QSB which are not historical facts, including, but not limited to, certain statements found under the captions "Results of Operations" and "Liquidity and Capital Resources", are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Report on Form 10-QSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

Robert E. Hibshman, Sr., age 72, submitted his resignation from the Board of Directors effective July 21, 2000, due to competing business interests and a desire to phase into full retirement. His position on the Board of Directors will not be filled at this time, thus reducing Board membership to six.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Charles J. Searock, Jr.         DATED:    August 14,2000
        ---------------------------------               --------------------
          Charles J. Searock, Jr.,
          President and CEO



BY:       /s/ John Kane                       DATED:     August 14,2000
        ---------------------------------              --------------------
          John Kane, Secretary, Treasurer,
        and Chief Financial Officer (Principal
          Financial Officer and Principal
          Accounting Officer)