Form 10KSB
period 2000-09-30
DYNASIL CORP OF AMERICA
filed 2000-12-28
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2000

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]



State issuer's revenues for its most recent fiscal year: $3,726,953

The number of shares of Common Stock outstanding as of November 30, 2000 was 2,356,766 shares.

The aggregate market value of voting stock of the registrant held by non-affiliates as of November 30, 2000 was approximately $1,920,087.

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

     On September 30, 1997, we sold substantially all of the assets of our wholly-owned subsidiary, Hibshman Corporation, to Gary Edmonson and Patricia Catron, who were employees of Hibshman Corporation. As consideration for the sale, the Company received a note receivable of $200,000, which was collected during fiscal year ended September 30, 1998. The sale resulted in a loss of $194,453. The purchase price was based on 60% of the appraised value of the assets that were acquired.

     We had acquired Hibshman Corporation on October 1, 1993 in exchange for 172,932 shares of our common stock. The business of Hibshman Corporation was to polish the fused silica blanks supplied by manufacturers such as Dynasil, into finished product. As such, Hibshman Corporation was acquired to extend our business into the finished goods market. However after we acquired Hibshman Corporation, it never generated sufficient sales to offset its cost of operation. Furthermore, an infusion of capital was necessary to modernize the equipment and processes of Hibshman Corporation. In the fall of 1997, we commenced efforts to sell Hibshman Corporation by advertising it for sale throughout the appropriate business community. Although there were several interested buyers, none of these buyers made a sufficient offer. Subsequently, Edmonson and Catron made an offer, which was better than the previous offers, and at least twice the liquidation value of the equipment. In view of the continual losses, we believed that the decision to sell Hibshman Corporation, although at a loss, was in our best long-term interests.

     We are primarily engaged in the manufacturing and marketing of customized synthetic fused silica products. We also distribute fused quartz material that we obtain from a variety of sources. Our products are used primarily as components of optical instruments, lasers, analytical instruments, semiconductor/electronic devices, spacecraft/aircraft components, and in devices for the energy industry. These include:

          o Optical components - lenses, prisms, reflectors, mirrors, filters, optical flats

          o Lasers - Beam Splitters, brewster windows, q-switches, medical/industrial lasers, exciter systems

          o Analytical Instruments - UV spectrophotometer cells, fire control devices, reticle substrates, and interferometer plates

          o Energy - Laser/Tkamak fusion research isotope separation, solar cell covers

          o Semiconductor/Electronic - Microcircuit substrates, microwave devices, photomasks, sputter plates, microlithography optics

          o Spacecraft/Aircraft - Docking light covers, windows, re-entry heat shields, ring laser gyros

     We have a two person sales force located in our corporate headquarters, West Berlin, New Jersey that handles all domestic sales. We also use manufacture representatives in various foreign countries for international sales. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows. Our products are distributed through direct sales and delivered by commercial carriers.

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

     Market share in the optics industry is largely a function of quality, price and speed of delivery. We believe that we have always been competitive across the quality and price spectrum. We have significantly improved our delivery times since entering into an agreement with Corning, Inc. that enables us to provide product at all quality levels from our in-house inventory. We have been able to increase sales across the board, but most importantly, have penetrated new market segments by offering quicy delivery on a wider variety of products.

      The primary raw material used in our manufacturing process is silicon tetrachloride, which we obtain from Wah Chang, an Allegheny Technologies Company. In the event we are unable to obtain silicon tetrachloride from our current supplier, it is available from Dow Chemical or Hemlock, Inc. at comparable prices.

     We presently have over 150 customers, with approximately 90% of our business being concentrated in our top 40 customers. Our five largest customers, Grimes Aerospace Company, VLOC, Inc., Spectra Physics, Zygo Corporation, and Carl Zeiss each accounted for approximately 7.5%, 6.8%, 5.4%, 5.3% and 4.9% respectively, of our revenues during fiscal year 2000. Generally, our customers provide purchase orders for a specific quantity and quality of fused silica. These purchase orders generally are filled with fused silica from inventory or manufacture to order. Orders are generally filled over a period ranging from one week to one year. The loss of any of these customers would likely have a material adverse effect on our business, financial condition and results of operations.

    We rely on trade secret and copyright laws to protect our proprietary technologies, but there can be no assurance that those laws will provide us with sufficient protection, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain or use our technologies without our authorization. We have no patents or patent applications filed or pending.

     Other than federal, state and local environmental laws, our manufacturing process is not subject to direct governmental regulation. Our manufacturing process, which includes storage of hazardous materials, is subject to a variety of federal, state and local environmental rules and regulations. We make extensive use of engineering consultants to provide the technical expertise to help ensure that our equipment is in compliance. Waste water and ground water testing is conducted quarterly by an engineering consultant, and the results are submitted directly to the appropriate regulating agencies. We are permitted to dispose of our wastewater through the Camden County Municipal Utilities Authority. We have a permit to use an air scrubber system, which is tested periodically. We successfully completed our compliance emission evaluation test in March 2000. We do not have a pending notice of violations and are aware of no potential violations. We train our employees in the proper handling of hazardous materials. There are no buried storage tanks on our property. A Phase I environmental audit, completed approximately two years ago, did not disclose any conditions requiring remediation. Our environmental compliance costs approximately $400,000 per year.

Our research and development activities primarily have involved changes to our manufacturing process and the introduction of equipment with newer technology. Improvements to our manufacturing process involved developing larger furnaces in order to produce larger fused silica boules, and replacing existing furnaces with updated equipment. We have spent approximately $1,300,000 to develop the larger furnaces and upgrade existing furnaces. An additional $400,000 was invested in additional glass processing equipment. Investigations into use of purer raw material, alternative fuels and improved distribution systems have been the primary emphasis of our research and development program.



EMPLOYEES
---------

     Our total work force consist of 26 employees; 4 administrative, 2 sales, and 20 shop personnel (including 1 part time employee).

     The shop currently is non-union. The workforce had originally been members of the Teamsters Union, but voluntarily decertified in the early 1980's. From then until 1989 an "in-house" union represented the workforce. In 1989 this representation was voted out and the shop became non-union.

Employee Benefit Plans

	We have adopted a Stock Incentive Plan that provides for, among other incentives, granting to officers, directors, employees and consultants options to purchase shares of our common stock up to a total of 900,000 shares. The 900,000 shares consist of two separate plan approvals. The first plan was approved in February 1996 for 450,000 shares, restated to reflect the stock splits of 1996. The seconded plan approval was January 1999 for an additional 450,000 shares. At September 30, 2000, 577,523 shares of common stock were reserved for issuance under the Stock Incentive Plans. Options granted under the Plans are generally exercisable over a five-year period. To date, options have been granted at exercise prices ranging from $.56 to $4.25 per share. At September 30, 2000, 126,977 options were outstanding.

     We have adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares had been reserved for issuance. Of these, 58,097 shares have been purchased by the employees at purchase prices ranging from $.25 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

	On September 19, 2000 the Company filed Form S-8 to register the shares associated with the Stock Incentive Plans and the Employee Stock Purchase
Plan. Prior to that date the shares were restricted and subject to the holding periods of Rule 144.

     The Company has a 401K Plan for the benefit of its employees. The Company did not make a contribution for the years ended September 30, 2000, or 1999.

ITEM 2.	 DESCRIPTION OF PROPERTY

Facilities

     We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey, 08091. The building is situated on a 3.686-acre site. It contains eight furnaces with attendant pollution control systems, glass processing equipment, quality control functions and administrative office space. We have received site plan approval to construct four additional furnaces. We believe the property is in satisfactory condition and suitable for our purposes.

Leases



     We lease office equipment and four storage containers at an annual total lease obligation of $7,542. We also have entered into lease purchase agreements for a retro-fit of a glass saw, an ID slicing saw, and an interferometer for a total annual lease obligation of $81,816.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company or any of its property is subject are pending, nor to the knowledge of the Company are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the Fourth Quarter of the Fiscal Year covered by this report, to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.	 MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 1999 and September 30, 2000 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       1999
       First              $2.00                 $0.875
       Second              1.50                  1.00
       Third               1.375                 0.75
       Fourth              1.125                 0.625

       2000
       First              $ .625                $0.375
       Second              1.80                  1.40
       Third               1.40                  1.40
       Fourth              2.3125                1.0625

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

     As of September 30, 2000, there were 2,356,668 shares of common stock outstanding held by approximately 489 holders of record of the Common Stock of the Company (plus a small number of additional shareholders whose stock is held in street name and who have declined disclosure of such information).

     At September 30,2000, 577,523 shares of common stock were reserved for issuance under the Stock Incentive Plans. Options granted under the Plans are generally exercisable over a five-year period.

     To date, options have been granted at exercise prices ranging from $.56 to $4.25 per share. At September 30, 2000, 126,977 options were outstanding.



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

     The market recoveries in the semi-conductor, optics and laser industries fueled the turn around the Company experienced in fiscal year 2000. Demand for fused silica is strong. The Company's sales for the fiscal year ended September 30, 2000 were $3,726,953 an increase of $919,644, or 32.7%, from sales of $2,807,309 for the fiscal year ended September 30, 1999. Included in this increase was a 30% increase in international sales for fiscal year ended

September 30,2000. The above sales generated a net income of $144,206 for fiscal year 2000 and a loss of $315,555 for fiscal year 1999. Since the 2nd quarter of fiscal year 1999 the Company has experienced a gradual and steady increase in both shipments and net income. We believe this trend will continue. First quarter fiscal year 2001 sales and income are expected to exceed prior historical results.

Results of Operations

Comparison of Fiscal Year ended September 30, 2000 to Fiscal Year ended September 30, 1999

     Revenues increased to $3,726,953 for fiscal 2000 from $2,807,309 for fiscal 1999. The increase of $919,644 or 32.7% reflects the continuing improvement in the semiconductor, optics and laser markets. International sales also played a key role in the increase. Revenues from international shipments increased to $712,579, 19% of sales, for fiscal year 2000, from $210,391, 7.4% of sales, for fiscal year 1999. This was an increase of 30% from fiscal 2000 to fiscal 1999. Instrumental in the overall increase was our aggressive sales plan to increase our face-to-face contact with existing and former customers. This resulted in increased purchases from existing customers as well as the return of twelve former customers. We believe that the strong demand for fused silica will continue into the next fiscal year.


     Cost of sales increased to $2,677,784 or 71.8% of sales for fiscal year 2000 from $2,294,115 or 81.7% of sales for fiscal year 1999. The improvement in cost of sales as a percentage of revenues from fiscal year 1999 to fiscal year 2000, a decrease of 12%, was a direct result of increased volume covering a consistent fixed cost, while controlling increases in variable cost. Management continues to closely track operating expenses, including manpower. The increased production in the shop was obtained by adding only 1 shop employee.


     Gross margin increased to $1,049,169 or 28.2% of revenues, for fiscal year 2000 from $513,194 or 18.3% of revenues for fiscal year 1999. The increase of $535,975, or 104.4%, is a direct result of a combination of increased revenue and decreased cost of sales, as a percentage of sales, as discussed above.


     Selling, general and administrative expenses increased to $704,004 or 18.9% of revenues, for fiscal year 2000 from $634,925 or 22.6% of revenues, for fiscal year 1999. This was an increase of $69,079 or 10.8%. Major contributors to the increase were an increase in sales commissions directly related to the increased international sales, increased travel expenses and increased legal and accounting expenses, associated with reporting requirements.

     Interest Expense decreased to $192,512 or 5.2% of revenue for fiscal year 2000 from $194,437 or 6.9% of revenues for fiscal year 1999. The decrease of $1,925 was not material.

Net income increased to income of $144,206 or 3.9% of revenue, for fiscal year 2000 from a loss of $315,555 or 11.2% of revenue for fiscal year 1999. The improvement is a swing of $459,761 from fiscal year 1999 to fiscal year 2000.

     The Company has no provisions for income taxes for either fiscal 2000 or 1999. As of September 30, 2000 we have approximately $790,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2019. In addition, the Company has approximately $214,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2007.


Liquidity and Capital Resources

     Net cash provided by operating activities increased to $329,506 for fiscal year 2000, from $209,052 for fiscal year 1999. The increase of $120,454 was due primarily to the increase in net income from fiscal year 1999 to fiscal year 2000 of $459,761, offset by the increase in Accounts Receivable from fiscal year 1999 to fiscal year 2000 of $211,986.

     Cash flows used in investing activities increased to $67,787 for fiscal year 2000, from $4,333 for fiscal year 1999. The increase of $63,454 was directly related to increases in purchase of property, plant and equipment.

Cash flows used in financing activities increased to $152,277 for fiscal year 2000, from $110,446 for fiscal year 1999. The increase of $41,831 was a result of an increase of $18,649 in reduction of long term debt offset by a reduction in funds received as a result of issuance of common stock of $23,182.

In August 1997 the Company received an additional $200,000 on an existing mortgage. The funds were used for improvements to our furnaces. In August 1998 the Company consolidated all existing bank debt into a term loan of $1,300,000 and a Line of Credit of $300,000. In July 1999 the Line of Credit was decreased to $150,000. As of September 30, 2000, the term loan has an outstanding balance of $1,119,445 and the line has a zero balance. We have various obligations under three capital leases, which aggregate $82,349 as of September 30, 2000. The indebtedness outstanding under the term loan is collateralized by all of our assets. The underlying equipment collateralizes the obligations under each of the respective capital leases.

     During fiscal years 2000 and 1999 no funds were generated from the exercise of stock options owned by affiliates of the Company. During fiscal years 2000 and 1999 we generated $3,790 and $26,972, respectively, from shares purchased by employees through the Employee Stock Purchase Plan.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Any business expansion may require the Company to seek additional debt or equity financing.


Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-KSB which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this

Annual Report on Form 10-KSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


HAEFELE, FLANAGAN & CO, p.c.

Moorestown, New Jersey
November 6, 2000

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                     ASSETS

                                                               2000            1999
                                                           ----------      ----------
Current assets
   Cash and cash equivalents                                $ 249,695      $  140,253
   Accounts receivable, net of allowance for doubtful
    accounts of $6,000 and $10,883 for 2000 and 1999          608,488         370,839
   Inventories                                                909,223         958,023
   Prepaid expenses and other current assets                   32,596          46,599
                                                           ----------      ----------
        Total current assets                                1,800,002       1,515,714

Property, Plant and Equipment, net                          1,838,599       2,064,029

Other Assets                                                   20,534          22,539
                                                           ----------      ----------
        Total Assets                                       $3,659,135      $3,602,282
                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              2000            1999
                                                           ----------      ----------
Current Liabilities
   Current portion of long-term debt                          147,859         142,976
   Accounts payable                                           101,871          92,464
   Accrued expenses and other current liabilities             165,751         152,534
                                                           ----------      ----------


        Total current liabilities                             415,481         387,974

Long-term Debt, net                                         1,620,885       1,739,535

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 2,997,292 and 2,985,566 shares issued,
    2,356,668 and 2,344,942 shares outstanding
    for 2000 and 1999, respectively                             1,499           1,493
   Additional paid in capital                               1,062,309       1,058,525
   Retained earnings                                        1,518,264       1,374,058
                                                     ----------      ----------
                                                            2,582,072       2,434,076

   Less 640,624 shares of treasury stock, at cost            (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,622,769       1,474,773
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,659,135      $3,602,282
                                                           ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 2000                1999
                                                 ----------          ----------

Net sales                                       $3,726,953          $2,807,309
Cost of sales                                    2,677,784           2,294,115
                                                 ----------          ----------
Gross profit                                     1,049,169             513,194
Selling, general and administrative                704,004             634,925
                                                 ----------          ----------
Income (loss) from operations                      345,165            (121,731)
Other income (expense)
     Interest expense                             (192,512)           (194,437)
     Other income (expense), net                    (8,447)                613
                                                 ----------          ----------
                                                  (200,959)           (193,824)
                                                 ----------          ----------
Income(loss)before provision for income taxes      144,206            (315,555)

Provision for income taxes                               0                   0
                                                 ----------          ----------
Net income (loss)                                  144,206            (315,555)

                                                 ==========          ==========

Basic net income (loss) per common share       $      0.06         $  (   0.14)
                                                 ==========          ==========

Diluted net income (loss) per common share     $      0.06         $  (   0.14)
                                                 ==========          ==========



The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                         Additional
                                                                           Paid-in        Retained
                                                Shares       Amount        Capital        Earnings
                                              ---------      ------      ----------      ----------

Balance, October 1, 1998                      2,947,649      $1,474      $1,028,197      $1,689,613

Issuance of shares of common stock under
 employee stock purchase plan                    34,917          17          26,955               0

Issuance of shares of common stock as
 employee stock compensation                      3,000           2           3,373               0

Net Loss                                              0           0               0        (315,555)
                                              ---------       -----         -------       ---------
Balance, September 30, 1999                   2,985,566      $1,493      $1,058,525      $1,374,058

Issuance of shares of common stock under
 employee stock purchase plan                    11,726           6           3,784               0

Net Income                                            0           0               0         144,206
                                              ---------       -----       ---------       ---------
Balance, September 30, 2000                   2,997,292      $1,499      $1,062,309      $1,518,264
                                              =========      ======      ==========      ==========

                                                      Treasury Stock             Total
                                                  -----------------------     Stockholders'


                                                   Shares        Amount          Equity
                                                  -------      ----------     -------------

Balance, October 1, 1998                          640,624      ($959,303)       1,759,981

Issuance of shares of common stock under
 employee stock purchase plan                           0              0           26,972

Issuance of shares of common stock as
 employee compensation                                  0              0            3,375

Net Loss                                                0              0         (315,555)
                                                  -------      ----------     -------------
Balance, September 30, 1999                       640,624      ($959,303)      $1,474,773


Issuance of shares of common stock under
 employee stock purchase plan                           0              0            3,790

Net Income                                              0              0          144,206
                                                  -------      ----------     ------------
Balance, September 30, 2000                       640,624      $(959,303)      $1,622,769
                                                  =======      =========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                  2000              1999
                                                               ---------        -----------

Cash flows from operating activities:
    Net income (loss)                                          $ 144,206       $   (315,555)
    Adjustments to reconcile net income to net
     cash provided by continuing operations
       Stock compensation expense                                      0              3,375
       Depreciation and amortization                             337,522            335,313
       Gain on sale of assets                                          0               (613)
       (Increase) decrease in:
         Accounts receivable                                    (237,649)           (25,663)
         Inventories                                              48,800            320,311
         Prepaid expenses and other current assets                14,003             (4,439)
       Increase (decrease) in:
         Accounts payable                                          9,407           (134,096)
         Accrued expenses and other current liabilities           13,217             30,419
                                                               ---------        -----------
Net cash provided by operating activities                        329,506            209,052
                                                               ---------        -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                 ( 66,384)           ( 7,633)
     Sale of property, plant and equipment                             0              3,300
     Other assets                                                 (1,403)                 0
                                                               ---------        -----------
Net cash used in investing activities                            (67,787)           ( 4,333)
                                                               ---------        -----------
Cash flows from financing activities:
     Repayment of long-term debt                                (156,067)          (137,418)
     Issuance of common stock                                      3,790             26,972
                                                               ---------        -----------
Net cash used in financing activities                           (152,277)          (110,446)
                                                               ---------        -----------
Net increase in cash and cash equivalents                        109,442             94,273
Cash and cash equivalents, beginning                             140,253             45,980
                                                               ---------        -----------
Cash and cash equivalents, ending                              $ 249,695        $   140,253
                                                               =========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

       The Company is primarily engaged in the manufacturing and marketing of customized synthetic fused silica products. The Company's products and services are used in the optical lens and laser manufacturing industries, as well as in the medical industry. Other applications include usage in the manufacturing of analytical instruments and semi-conductors.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

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

Other Assets

       Other assets include deferred financing costs, which are amortized using the straight-line method over 7 years. Amortization expense for the years ended September 30, 2000 and 1999 was $3,408 and $3,408. Accumulated amortization as of September 30, 2000 and 1999 was $7,348 and $3,976.

Unearned Compensation

	Compensation resulting from shares granted under the Company's employment contracts is recognized based on the market value of the shares on the date of the grant. Initially the total market value of the shares is treated as unearned compensation and then charged to expense over the respective term of the contract. No stock compensation was recognized for the year ended September 30, 2000. Stock compensation as of September 30, 1999 was fully earned.

Advertising

       The Company expenses all advertising as incurred. Advertising expense for the years ended September 30, 2000 and 1999 was $11,195 and $17,415.

Income Taxes

       Dynasil Corporation of America and its wholly-owned subsidiaries file a consolidated federal income tax return.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

 Under the liability method prescribed by SFAS No. 109, a deferred tax asset or liability is determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.
Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income Per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding are included in diluted net income (loss) per share. The computations of basic and diluted net income (loss) per share are as follows:

2000	1999
----              ----
Net income (loss)                             $    144,206      ($   315,555)
                                                ==========       ============
Basic weighted average shares                    2,352,704         2,322,170
Effect of dilutive securities:
  Common stock options                                   0                 0
                                                -----------     ------------
                                              $  2,352,704        $2,322,170
                                                ===========     =============
Net income (loss) per share
   Basic                                      $        .06    ($         .14)
   Diluted                                    $        .06    ($         .14)

Diluted net income (loss) per share excludes the impact of common stock options of 126,977 and 113,277 for 2000 and 1999, respectively, and common stock warrants of 26,450 for 2000 and 1999, since the exercise prices were greater than the average market price of the common shares and therefore, would have resulted in an antidilutive effect.

Long-Lived Assets

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



       The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets for the years ended September 30, 2000 or 1999.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


Note 1   Summary of Significant Accounting Policies (continued)

Stock Based Compensation

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock options using the intrinsic value method. Under APB No. 25, compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the cost to acquire the stock. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123. SFAS No. 123 further requires companies using the intrinsic value method to make certain proforma disclosures using the fair value method. Additional disclosures are included in Note 8.

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

Concentrations of Credit Risk

       Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs ongoing credit evaluations of it customers and generally requires no collateral from its customers. The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2000 and 1999, approximately $79,011 and $12,720 or 13% and 3% of the Company's accounts receivable are due from foreign sales.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


Note 1   Summary of Significant Accounting Policies (continued)

Change in Accounting Principle

	Effective July 1, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.44, "Accounting for Certain Transactions involving Stock Compensation". Previously, the Company's non-employee board of directors were not considered employees for purposes of applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to
Employees". FASB Interpretation No.44 provides an exception requiring the application of APB 25 to stock compensation granted to non-employee directors for services provided in their capacity as a director. The interpretation requires that stock options granted to non-employee directors, if previously accounted for as grants to awarded to non-employees, be accounted for under APB 25 and should be recorded as a cumulative effect of a change in accounting principle and included in the current year's statement of operations. The application of this interpretation did not have a material impact on the Company's financial statements.


Statement of Cash Flows



           For the purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.



NOTE 2   INVENTORIES

       Inventories at September 30, 2000 and 1999 consisted of the  following:

                                           2000               1999

Raw Materials                          $  22,887        $     21,777
Work-in Process                          747,802             800,395
Finished Goods                           138,534             135,851
                                         --------         ----------
                                        $909,223        $    958,023
                                         ========         ==========

DYNASIL CORPORATION OF AMERICAN AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 3   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at September 30, 2000 and 1999 consist of the following:

                                      2000             1999

Land                                  $      261        $      261
Building and improvements              2,479,576         2,445,639
Construction in progress                  57,911            57,911
Machinery and equipment                2,834,900         2,773,915
Office furniture and fixtures            225,535           219,442
Transportation equipment                  53,419            45,751
                                       ---------        ----------
                                       5,651,602         5,542,919
Less accumulated depreciation          3,813,003         3,478,890
                                       ---------        ----------
                                     $ 1,838,599        $2,064,029
                                       =========        ==========

       Included in the cost of machinery and equipment at September 30, 2000 and 1999 is $233,275 and $190,744 representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 2000 and 1999 for the capitalized leases was $24,037 and $33,635.

       Depreciation expense for the years ended September 30, 2000 and 1999 was $334,114 and $331,905, of which $57,672 and $19,075 represented depreciation of assets under capitalized lease obligations.




NOTE 4   NOTE PAYABLE TO BANK

	Note payable to bank is provided under a $150,000 line of credit agreement. Advances under the line are due on demand with interest at the Bank's prime rate plus 1% (10.5% and 9.25% at September 30, 2000 and 1999). The note is secured by a mortgage on the Berlin, New Jersey property, accounts receivable, inventories, machinery and equipment and leasehold improvements. At September 30, 2000 and 1999, the full amount was available.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 5   LONG-TERM DEBT


       Long-term debt at September 30, 2000 and 1999 consist of the following:


                                                       2000                    1999

Subordinated debentures bearing interest at
  12% per annum payable semiannually, due
  December 1, 2001, unsecured                         $   350,350         $  350,350

Subordinated debenture bearing interest at 10%
  per annum payable semiannually, due June 1,
  2002, unsecured                                         216,610            218,100

Note payable to bank in monthly installments of
  $7,222 plus interest at the bank's prime rate plus
  1.0% (10.5% and 9.25% at September 30, 2000
  and 1999), final payment of $700,556
  due August 1, 2005, secured by first
  mortgage on Berlin, New Jersey property
  and all accounts receivable, inventory, equipment
  and general intangibles of the Company                1,119,445          1,206,112

 Capital lease obligations payable in total
  monthly installments of $6,818 in 2000 and $5,415
  in 1999, including interest rates ranging from
  9.5% to 14% due July 2001 and March 2003, secured
  by Equipment                                             82,349            107,949
                                                       ----------        ----------
                                                        1,768,744          1,882,511

Less current portion                                   (  147,859)       (   142,976)
                                                       ----------        ----------
                                                      $ 1,620,885       $  1,739,535
                                                       ==========        ==========



       The current portion includes $61,191 and $56,316 payable under capital lease obligations at September 30, 2000 and 1999.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

Note 5   Long-Term Debt (continued)

The aggregate maturities of long-term debt, including capital lease obligations as of September 30, 2000 are as follows:
                                            Capital Lease        Long-Term
                               Total          Obligations             Debt
                               -----         ------------     --------------

September 30, 2002             $   668,737    $    15,120        $  653,617
September 30, 2003                  92,704          6,037            86,667
September 30, 2004                  86,667            -0-            86,667
September 30, 2005                  86,667            -0-            86,667
September 30, 2006 and beyond      686,110            -0-           686,110
                               -----------     ----------        ----------
                               $ 1,620,885     $   21,157        $1,599,728
                               ===========     ==========        ==========

NOTE 6   INCOME TAXES

       The Company's provision for income taxes (benefit) for the years ended September 30, 2000 and 1999 are as follows:
                                            2000               1999

Current
   Federal                               $ 43,700             $ -0-
   State                                   15,300               -0-
                                          ---------           ---------
                                        59,000             $    -0-

Deferred
   Federal                                (43,700)              -0-
   State                                  (15,300)              -0-
                                         ---------            ---------
                                         $    -0-          $    -0-
                                         =========            =========

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before provision for income taxes at September 30, 2000 and 1999 are as follows:
                                            2000                   1999

   Taxes at statutory rates applied to
  income before provision for income
  Taxes                       		     $ 40,700            $     -0-


Increase (reduction) in tax resulting
  from:
    Depreciation                               9,300                  -0-
    Inventories                                2,050                  -0-
    Accounts receivable                      ( 1,380)                 -0-
    Vacation pay                            (  2,660)                 -0-
    State income taxes                        11,000                  -0-
    Net operating loss carryforwards        ( 59,010)                 -0-
                                             --------          ----------
                                            $   -0-             $     -0-
                                             ========         ===========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

Note 6   Income Taxes (continued)

       Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2000 and 1999 are as follows:

2000	1999

Inventories                                  $  48,500        $   45,600
Vacation pay                                     6,500            10,300
Accounts receivable                              2,400             4,300
Depreciation                                (  164,300)      (   162,800)
Net operating loss carryforwards               288,600           363,000
Less valuation allowance                    (  181,700)      (   260,400)
                                            -----------     ------------
                                             $     -0-        $      -0-
                                            ===========     ============

       Based on the company's history of significant fluctuations in net earnings there is uncertainty as to the realization of certain net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At September 30, 2000, the Company has approximately $790,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2019. In addition, the main operating Company has approximately $214,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2007.


NOTE 7   STOCKHOLDERS' EQUITY

Stock Based Compensation

     The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. The Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value on the date of grant over a five year period expiring through 2004. The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the plans are 900,000 shares, of which 577,523 shares of common stock are available for future purchases under the plan at September 30, 2000.

	During the year ended September 30, 1999, 3,000 shares of common stock were issued for services rendered at $1.125 per share for a total of $3,375.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


Note 7   Stockholders' Equity (continued)

Stock Based Compensation (continued)

During the years ended September 30, 2000 and 1999, 21,000 shares were granted annually with exercise prices of $.56 per share in 2000 and $1.17 per share in 1999, representing the fair market value on the date of grant. During the year ended September 30, 2000 and 1999 no options were exercised. The Company canceled 7,300 and 96,500 options to former employees during the years ended September 30. 2000 and 1999 respectively. Compensation expense relating to non-employee stock options granted during the years ended September 30, 2000 and 1999 was $-0-.

       A summary of stock option activity for the years ended September 30, 2000 and 1999 is presented below:

                                                                            Per Share
                                                               Shares       Exercise Price

Options outstanding at October 1, 1998                         188,777	  $1.17 - $4.25

Granted in 1999                                                 21,000         $1.17
Cancelled in 1999                                           (   96,500)   $1.00 - $3.52
                                                            ----------
Options outstanding at September 30, 1999                      113,277 	  $1.17 - $4.25

Granted in 2000                                                 21,000		$ .56
Cancelled in 2000                                           (    7,300)		$2.65
                                                             ----------
Options outstanding at September 30, 2000                      126,977	  $ .56 - $4.25
                                                             ==========
Options exercisable at September 30, 2000                      126,977 	  $ .56 - $4.25
                                                             ==========


       At September 30, 2000 and 1999, the Company had warrants outstanding to purchase 26,450 shares of the Company's common stock at exercise prices of $4.00 and $3.00 per share, exercisable through June 1, 2002. No warrants were exercised during the years ended September 30, 2000 and 1999.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

Note 7   Stockholders' Equity (continued)

Pro Forma Fair Value Disclosures

       The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized since all options granted during 2000 and 1999 have been granted at the fair market value of the Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would have been as follows:

                                                  2000            1999

Net income (loss)                               $119,216        ( $323,115)

Basic net income (loss) per common share:       $    .06 	( $    .14)

       Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $1.19 and $.36 per option in 2000 and 1999.

                                        2000           1999

Expected life of option in years         5.0             5.0
Risk-free interest rate                  6.1%            6.0%
Expected volatility                     48.8%           21.9%
Dividend yield                           0.0%            0.0%

       The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after October 1, 1996.

Employee Stock Purchase Plan

       On July 25, 2000, the Company's Employee Stock Purchase Plan was amended with an effective date of January 1, 1999. The Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares (amended from 65% in 1999). Under the plan, a total of 150,000 shares have been reserved for issuance.



During any twelve-month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2000 and 1999, 11,726, and 34,917 shares of common stock were issued under the plan for aggregate purchase prices of $3,790, and $26,972, respectively.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999




NOTE 8   PROFIT SHARING PLAN

       The Company has a 401k Plan for the benefit of its employees. The Company did not make a contribution to the plan during the years ended September 30, 2000 and 1999.


NOTE 9   RELATED PARTY TRANSACTIONS

       The Company paid consulting fees to other stockholders/directors totaling $1,529 and $1,603 during the years ended September 30, 2000 and 1999.


NOTE 10   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                          		              2000	     1999

Cash paid during the year for:
   Interest                                  $   192,512       $  199,437

Noncash investing and financing activities:

     Acquisition of property, plant and
       equipment                             $   108,684       $   7,633
     Debt incurred                           (    42,300)             -0-
                                             ------------     ----------
     Cash paid for property and equipment    $    66,384       $   7,633
                                             ============     ==========

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Each of our seven directors was elected to serve for one year at our Annual meeting of the shareholders held on February 1, 2000, and will hold office until their successors are elected at the next annual meeting of the shareholders. On July 21, 2000 Mr. Robert E. Hibshman, Sr. resigned his position on the board due to competing business interests and a desire to phase into full retirement. His position on the Board of Directors will not be filled at this time, thus reducing Board membership to six.

       The information concerning the officers and Directors is as of December 18, 2000. On December 1, 2000, John Kane was appointed President of the Company, and assumed primary responsibility for the day to day operations of the Company. Charles J. Searock, Jr., the previous President, retained his position as CEO of the Company, and will devote the majority of his time to business development.

     Our executive officers and directors, and their ages at December 18, 2000, are as follows:

Name                                Age       Position
----                                ---       --------
James Saltzman                      56        Chairman of the Board
Gen. Charles J. Searock, Jr.        64        CEO, Director, Secretary
Mr. John Kane                       49        President, CFO,
                                              Treasurer
Jan Melles                          60        Director
Nathan Schwartz                     39        Director
Dr. Peter P. Bihuniak               51        Director
Mr. Robert Lear                     55        Director
Mr. Bruce Leonetti                  46        Vice President

     None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2000 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

     James Saltzman, Chairman, 56, has been a member of the Board since February 1998. Saltzman Partners, L.P., an investment firm of which Mr. Saltzman is a limited partner and a special general partner and from 1982 until July 2000 was managing general partner, owns 609,615 shares of Dynasil common stock. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments. He served as a director of Xyvision, Inc., a publicly held company that develops, markets, integrates and supports content management and publishing software, since 1992, and was Chairman of the Board of such company from February 1994 to February 1995. In the matter of Securities and Exchange Commission v. James S. Saltzman, Civil Action No. 00-CV-2468 in the United States District Court for the Eastern District of Pennsylvania, the Court entered Order of Preliminary Injunction, pending final determination of the action on the merits, to which Mr. Saltzman consented without admitting or denying the allegations of the complaint, and without waiver of any rights or defenses or the ability to challenge any request for relief. The preliminary injunction arises out of the SEC's complaint which alleges improprieties by Mr. Saltzman with respect to approximately $1.78 million of partnership funds loaned to Mr. Saltzman from Saltzman Partners, L.P., during the period when Mr. Saltzman was managing general partner of
Saltzman Partners, L.P.   The preliminary injunction, in part, enjoins Mr.
Saltzman from violations of the anti-fraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Advisor's Act.

     Lt. General Charles J. Searock, Jr. (USAF Ret), 64, has been a director of the Corporation since February 1996, was President of the Corporation from 1996 to December 1, 2000, and currently serves as CEO and Secretary. General Searock retired from the United States Air Force in 1993 after 37 years of active duty, having received numerous military decorations. Prior to joining Dynasil, he was executive Vice President of Aero Development Corporation from 1993 to 1996. General Searock earned a BA in General Education from the University of Nebraska in 1962, and a Masters degree in Management from Central Michigan University in 1975.

     John Kane, 49, President, Treasurer and Chief Financial Officer, has been with Dynasil Corporation since January 1997. Prior to joining the Company he spent three years as an independent financial consultant, primarily engaged in the design and implementation of accounting systems. He was the Chief Financial Officer of Delaware River Stevedores, Inc. from 1985 to 1993. Mr. Kane earned a B.B.A in accounting from Temple University in 1975, and is a certified public accountant.

     Jan Melles, 60, has been a member of the Board of Directors of the Company since February 1996. Since 1991, Mr. Melles has been President and sole shareholder of Photonics Investments, bv, which is engaged in investments in, and mergers and acquisitions of, photonics companies. From 1988 to 1992, he served as Chief Executive Officer of Melles Griot, Inc., a division of J. Bibby & Sons, PLC. Mr. Melles co-founded Melles Griot, Inc. in 1969 and sold it to J. Bibby & Sons, PLC in 1988. Mr. Melles also serves as a director of Gooch and Housego, PLC, a publicly held company. Mr. Melles received a B.S. in electrical engineering from the Higher Maritime College in Amsterdam, The Netherlands, in 1961.

     Nathan Schwartz, 39, has been a member of the Board since February 1996. He is an attorney and financial advisor, providing legal and financial advice to numerous financial service clients since 1992. Mr. Schwartz earned a B.A. in History from Kenyon College in 1982, an M.B.A. in Public/Private Management from Columbia University in 1986, and a J.D. from the University of Pittsburgh in 1989.

    Dr. Peter P. Bihuniak, 51, has been a member of the Board since February 1997. He has held his current position of Vice President of Technology for BPSolar since 1998. From 1995 to 1997, he served as Director of Research and Development of Pilkington, Libbey-Owens-Ford in Toledo,
Ohio, directing invention and development efforts for high performance flat glass. From 1988 to 1995, Dr. Bihuniak served in various positions with PPG Industries, Inc., one of the major producers of flat and fabricated flat glass products, serving most recently as General Manager, Flat Glass Specialty Products Division. Prior to that, he was with General Electric, Lighting Products where he was responsible for Materials Technology. He began his career with Corning where he held a number of technical and technology management positions in various specialty materials, including synthetic silicas and optical wave-guides. He received his B.S, Summa cum Laude from Rutgers University, his M.S. from the University of California at Berkeley and his PhD from Alfred University.

     Robert Lear, 55, has been a member of the Board since February 1998. He is President and CEO of Penn Independent Corporation, an Insurance Holding Company. He has held that position since September 1996 and previously served as Executive Vice President-Finance and Chief Financial Officer of that company for more than seven years. He was Vice President-Finance and Chief Financial Officer of Penn-America Group, Inc. from its formation in July 1993 until March 1995, and still serves Penn-America Group, Inc. as a director. Prior to joining Penn Independent, Mr. Lear had over 15 years of public accounting experience, specializing in the insurance industry. Mr. Lear is a certified public accountant.



     Bruce Leonetti, 46, Vice President - Sales and Marketing has been with Dynasil Corporation since January 1999. He was previously with the Company for 14 years prior to 1993 when he left for a position as a development officer with the University of Pennsylvania.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                         Securities    Long-
Name and                                               Annual       Restricted       Underlying    Term      All other
Principle                                              Compen-        Stock            Options    Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Charles J. *   2000 	 147,116
Searock,       1999      122,703
President,     1998      124,797
CEO



John       *   2000     100,327
Kane,          1999      83,339                                        2,625
Secretary,     1998      88,289          1,118                         6,000
Treasurer,
CFO


Bruce          2000      90,712
Leonetti,      1999      65,042
VP

 * Effective December 1, 2000, Charles J. Searock relinquished the position of President, and John Kane assumed such position.


Employment Agreements

     The three-year employment agreement with Charles J. Searock, Jr., Chief Executive Officer and Secretary, which commenced on December 1, 1996 was renewed for an additional one-year term on December 1, 1999, and extended until July 31, 2001. Under the employment agreement, as amended pursuant to the extension, Mr. Searock has agreed to work for us full time as CEO, and receives an annual base salary of $125,000. Mr. Searock's agreement also provides for an annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contains three-year non-competition provisions that prohibit him from competing with us. John Kane will assume the position of CEO on August 1, 2001, and it is anticipated that Mr. Searock will retire at the end of the current term.

The current employment agreement with John Kane, President, Chief Financial Officer and Treasurer, commenced on December 1, 2000 and will continue for a three-year period, after which the agreement will automatically renew for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Kane has agreed to work for us full time, and receives an annual base salary of $110,000. Mr. Kane's agreement also provides for performance bonuses, and an additional annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contains eighteen-month non-competition provisions that prohibit him from competing with us. Mr. Kane has also agreed to assume the position of CEO on August 1, 2001, at no additional consideration.

     We have also entered into an employment agreement with Bruce Leonetti, Vice President of Marketing and Sales, which commenced on January 1, 1999 and will continue for a three-year period, unless terminated for cause. Under the employment agreement, Mr. Leonetti has agreed to work for us full time, and receives an annual base salary of $89,000, with commissions based on the gross dollar amount of product shipped. Mr. Leonetti's agreement also provides for an annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contains twenty-four month non-competition provisions that prohibit him from competing with us. In addition, the agreement provides that if Mr. Leonetti is terminated without cause, he will receive a severance consideration of three months' salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2000 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------
Common     James Saltzman(2)            646,985                       27.26%
           621 East Germantown Pike
           Suite 105


           Plymouth Valley PA  19401

Common     Gen. Charles J. Searock,      83,499                        3.53%
            Jr. (USAF Ret) (3)
           39 Tee Pee Court
           Medford, NJ   08055

Common     Jan Melles(4)                 59,500                        2.52%
           9 Riverside Road
           Laguna Niguel, CA   92677

Common     Nathan Schwartz(5)            51,394                        2.15%
           621 East Germantown Pike
           Suite 105
           Plymouth Valley, PA 19401

Common     Dr. Peter P. Bihuniak(6)      19,000                        0.80%
           631 Scenic Circle
           Holland, OH   43528

Common     Robert Lear(7)               176,236                        7.45%
           420 South York Road
           Hatboro, PA   19040

Common     John Kane(8)                  15,425                        0.65%
           149 Plowshare Road
           Norristown, PA  19403

Common     Bruce Leonetti                10,300                        0.44%
           200 Birdwood Avenue
           Haddonfield, NJ   08033

All Officers and Directors
as a Group                            1,062,339                       43.21%


------------

(1) The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2000 was 2,356,668.

(2) Includes options to purchase 7,500 shares of the Company's common stock at $1.00 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, and options to purchase 3,000 shares of the Company's common stock at $.56 per share; also includes 609,365 shares owned by Saltzman Partners.

(3) Includes options to purchase 3,000 shares of the Company's common stock at $1.17 per share, and options to purchase 3,000 shares of the Company's common stock at $.56 per share.



(4) Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, and options to purchase 3,000 shares of the Company's common stock at $.56 per share.

(5) Includes options to purchase 20,000 shares of the Company's common stock at $1.50 per share, options to purchase 5,000 shares of the Company's common stock at $1.50 per share, options to purchase 3,000 shares of the Company's common stock at $4.25 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, and options to purchase 3,000 shares of the Company's common stock at $.56 per share.

(6) Includes options to purchase 10,000 shares of the Company's common stock at $3.00 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, and options to purchase 3,000 shares of the Company's common stock at $.56 per share.

(7) Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, and options to purchase 3,000 shares of the Company's common stock at $.56 per share; also includes 167,236 shares owned by Penn Independent Corporation, for which Mr. Lear disclaims beneficial ownership.

(8) Includes options to purchase 5,500 shares of the Company's common stock at $2.65 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  NONE.

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

10.06 Employment Agreement of John Kane dated December 1, 2000, filed herewith

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

DYNASIL CORPORATION OF AMERICA


BY:      /s/ John Kane
        ---------------------------------
        John Kane, President, Treasurer, Chief Financial
        Officer and Principal Accounting Officer

DATED:  December 28, 2000
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                        Title                          Date
---------                        -----                          ----
BY: /s/ James Saltzman           Chairman of the Board of       December 28, 2000
    ---------------------        Directors                      ----------------
    James Saltzman

BY: /s/ Charles J. Searock Jr.   CEO, Secretary and             December 28, 2000
    --------------------------   Director                       ----------------
    Charles J. Searock, Jr.

BY: /s/ John Kane                President,                     December 28, 2000
    ---------------------        Treasurer and Chief            -----------------
    John Kane                    Financial Officer
                                 (Principal Financial)
                                 Officer and Principal
                                 Accounting Officer)

BY: /s/ Jan Melles               Director                       December 28, 2000
    ---------------------                                       -----------------
    Jan Melles

BY: /s/ Nathan Schwartz          Director                       December 28, 2000
    ---------------------                                       -----------------
    Nathan Schwartz

BY: /s/ Peter P. Bihuniak        Director                       December 28, 2000
    ---------------------                                       -----------------
    Dr. Peter P. Bihuniak

BY: /s/ Robert Lear              Director                       December 28, 2000
    ---------------------                                       -----------------
    Robert Lear
