Form 10QSB
period 2000-12-31
DYNASIL CORP OF AMERICA
filed 2001-02-12
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

The Company had 2,372,377 shares of common stock, par value $.0005 per share, outstanding as of January 31, 2001.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEET AS OF
             DECEMBER 31, 2000 AND SEPTEMBER 30, 2000				 1

             CONSOLIDATED STATEMENT OF OPERATIONS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999		 2

             CONSOLIDATED STATEMENT OF CASH FLOWS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999		 3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			 4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS				 7

PART II.  OTHER INFORMATION								11

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K					11

      SIGNATURES										12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET                                           PAGE 1
(UNAUDITED)
                                     ASSETS

                                                          December 31       September 30
                                                               2000            2000
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 446,312       $ 249,695
   Accounts receivable                                        705,212         608,488
   Inventory                                                  865,847         909,223
   Other current assets                                        28,220          32,596
                                                           ----------      ----------
        Total current assets                                2,045,591       1,800,022

Property, Plant and Equipment, net                          1,763,469       1,838,599

Other Assets                                                   19,682          20,534
                                                           ----------      ----------
        Total Assets                                       $3,828,742      $3,659,135
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $482,600        $147,859
   Accounts payable                                           164,409         101,871
   Accrued expenses                                           151,475         165,751
                                                           ----------      ----------
        Total current liabilities                             798,484         415,481

Long-term Debt, net                                         1,245,565       1,620,885

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 2,997,390 and 2,997,292 shares issued
    2,356,766 and 2,356,668 shares outstanding                  1,499           1,499
   Additional paid in capital                               1,062,439       1,062,309
   Retained earnings                                        1,680,058       1,518,264
                                                           ----------      ----------
                                                            2,743,996       2,582,072

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,784,693       1,622,769
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,828,742      $3,659,135
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS                                PAGE 2
(UNAUDITED)


                                       		       Three Months Ended
                                                   	 	December 31
                                    	               2000          1999
                             				 --------     ---------
Sales                                                  $1,317,617    $  765,419
Cost of Sales                             		  918,535       553,103
                                        		 --------      --------
Gross profit                              		  399,082       212,316
Selling, general and administrative        		  192,974       150,245
                                         		 --------      --------
Income from Operations                                    206,108        62,071

Other income (expense)
     Interest expense                      		 ( 47,027)     ( 46,336)
     Other Income (Expense)                                 2,712             0
                                                         --------      --------
Income before Income Taxes                                161,793        15,735

Provision (benefit) for Income Tax           		        0             0
                                         		 --------      --------
Net income                                                161,793        15,735
                                         		 ========      ========

Net income (loss) per share
  Basic                                   		 $   0.07     $    0.01
  Diluted                                 		 $   0.07     $    0.01

Weighted average shares outstanding      		2,356,738     2,346,579


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                PAGE 3
(UNAUDITED)


                                                                    Three Months Ended
                                                                         December 31
                                                                  2000              1999
                                                              ----------       -----------

Cash flows from operating activities:
    Net income                                                 $ 161,793        $    15,735
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                               83,745             88,335
       Amortization expense                                          852                852
  Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                    ( 96,724)           (71,030)
         Inventories                                              43,376            (31,314)
         Prepaid expenses and other current assets                 4,376              9,310
       Other assets                                                                 ( 2,778)
       Increase (decrease) in:
         Accounts payable                                         62,538              6,761
         Accrued expenses                                        (14,277)           (79,127)
                                                               ---------        -----------
Net cash provided by (used in) operating activities              245,679            (63,256)
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                ( 8,615)           (14,647)
                                                               ---------        -----------
Net cash provided by (used in) investing activities              ( 8,615)           (14,647)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                        132              2,100
     Repayments of long-term debt                               ( 40,579)          ( 39,945)
                                                               ---------        -----------
Net cash provided by (used in) financing activities             ( 40,447)           (37,845)
                                                               ---------        -----------
Net increase (decrease) in cash                                  196,617           (115,748)
Cash - beginning of period                                       249,695            140,253
                                                               ---------        -----------
Cash - end of period                                           $ 446,312          $  24,505
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           PAGE 4
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2000 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations and cash flows for the three months ended December 31, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2000 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 Annual Report on Form 10-KSB previously filed by the Company.

2. Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                                 December 31, 2000        September 30, 2000
                                 -----------------       ------------------
        Raw Materials                   34,038                22,887
        Work-in-Process                691,264               747,802
        Finished Goods                 140,545               138,534
                                       -------               -------
                                       865,847               909,223
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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Sales were $1,317,617 for the three months ended December 31, 2000, an increase of 72% over sales of $765,419, for the three months ended December 31, 1999. The increase in sales is a result of the continued strong demand of our traditional optics market, the rapidly increasing uses of synthetic fused silica in the electro-optical markets, our ability to deliver Excimer glass in quantity and the increased demand in the international market.

     Cost of sales were $918,535, or 69.7% of sales, for the three months ended December 31,2000 and $553,103, or 72.3% of sales, for the three months ended December 31, 1999. The improvement of 2.6% from fiscal 1999 to fiscal 2000 is a result of the higher sales volumes absorbing a greater portion of our fixed costs and the continued emphasis by management to closely monitor our operating cost. Shop manpower increased by only 1.5 (includes 1 part timer to full time status).

     Gross profit increased to $399,082, or 30.3% of sales, for the three months ended December 31, 2000. This is an increase of $186,766, or 88%, over the $212,316 gross profit for the three months ended December 31, 1999. As discussed above increased sales and controlling expenses contributed to the substantial improvement.

     Selling, general and administrative expenses increased to $192,974, or 14.6% of sales, for the three months ended December 31, 2000. For the same period of fiscal year 1999 expenses were $150,245, or 19.6% of sales. The increase of $42,729 is related in part to increased sales, as $25,790 of the increase is commissions or bonus related to sales.

    Other major components of the increased selling, general and administrative expenses for the three months ended December 31,2000 were the increase in sales expenses related to attendance at a trade show and an increase in professional fees, related to completion of reporting requirements.

     Interest expense increased slightly to $47,027 for the three months ended December 31, 2000, from $46,336 for the three months ended December 31, 1999.

The increase in other income of $2,712 represents interest income earned for the three months ended December 31, 2000.

     Net income increased to $161,793, or 12.3% of sales, for the three months ended December 31, 2000, from $15,735, or 2.0% of sales, for the three months ended December 31, 1999. Basic earnings per share for the three-month period ended December 31, 2000 showed an increase to $0.07 from $0.01 from the three-month period ended December 31, 2000.

     The Company has no provision for income taxes for either period in 2000 or 1999. As of September 30, 2000, we have approximately $790,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2019. In addition, the Company has approximately $214,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2007.


Liquidity and Capital Resources

     Cash increased by $196,617 for the three months ended December 31,2000. Cash provided from operations of $245,679 was primarily used to reduce debt by $40,579 and acquire property plant and equipment for $8,615.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. The Company will need approximately $125,000 for capital expenditures in the next nine months. This cash will come from internally generated funds. Any business expansion will require the Company to seek additional debt or equity financing.


Forward-Looking Statements

     The statements contained in this Quarterly Report on Form 10-QSB which are not historical facts, including, but not limited to, certain statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ John Kane                         DATED:    February 9,2001
        ---------------------------------               --------------------
          John Kane,
          President, Treasurer, Chief Financial
	    Officer and Principal Accounting Officer



BY:       /s/ Charles J. Searock, Jr.           DATED:     February 12,2001
        ---------------------------------              --------------------
          Charles J. Searock, Jr.,
	    CEO