Form 10QSB
period 2001-03-31
DYNASIL CORP OF AMERICA
filed 2001-05-14
CIK 30831

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

The Company had 2,372,505 shares of common stock, par value $.0005 per share, outstanding as of April 30, 2001.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             MARCH 31, 2001 AND SEPTEMBER 30, 2000                       3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000	 4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2001 AND 2000                        5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                        7

PART II.  OTHER INFORMATION                                              9

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                            9

      SIGNATURES                                                         10

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                                             March 31     September 30
                                                               2001            2000
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 271,851       $ 249,695
   Accounts receivable                                        826,673         608,488
   Inventory                                                  931,338         909,223
   Other current assets                                        46,020          32,596
                                                           ----------      ----------
        Total current assets                                2,075,882       1,800,022

Property, Plant and Equipment, net                          1,865,066       1,838,599

Other Assets
        Restricted cash                                       200,000               0
Other Assets                                                   22,755          20,534
                                                           ----------      ----------
        Total Assets                                       $4,163,703      $3,659,135
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $321,078        $147,859
   Accounts payable                                           313,106         101,871
   Accrued expenses                                           122,535         165,751
                                                           ----------      ----------
        Total current liabilities                             756,719         415,481

Long-term Debt, net                                         1,438,807       1,620,885

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,013,001 and 2,997,292 shares issued
    2,372,377 and 2,356,668 shares outstanding                  1,507           1,499
   Additional paid in capital                               1,079,251       1,062,309
   Retained earnings                                        1,846,722       1,518,264
                                                           ----------      ----------
                                                            2,927,480       2,582,072

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,968,177       1,622,769
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $4,163,703      $3,659,135
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended  		  Six Months Ended
                                                March 31                       March 31
                                            2001        2000               2001            2000
                             		----------    ---------		----------	----------
Sales                                   $1,386,744   $1,040,323         $2,704,361      $1,805,742
Cost of Sales                              956,296      749,031          1,874,832       1,302,128
                                        ----------    ---------         ----------      ----------

Gross profit                               430,448      291,292            829,529         503,614
Selling, general and administrative        222,371      191,550            415,346         341,795
                                        ----------    ---------         ----------      ----------
Income from Operations                     208,077      99,742             414,183         161,819

Other income (expense)
     Interest expense                     ( 44,908)   ( 46,634)            (91,936)        (92,970)
     Other Income (Expense)                  3,498           0               6,210               0
                                        ----------    ---------         ----------      ----------

Income before Income Taxes                 166,667      53,108             328,457          68,849

Provision (benefit) for Income Tax               0           0                   0               0
                                         ---------    ---------         -----------     ----------
Net income                               $166,667     $ 53,108          $  328,457      $   68,849
                                        =========     ========          ===========     ==========

Net income (loss) per share
  Basic                                  $   0.07    $    0.02		 $    0.14	 $    0.03
  Diluted                                $   0.07    $    0.02		 $    0.14	 $    0.03

Weighted average shares outstanding     2,369,368    2,354,026		 2,363,053	 2,350,303



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Six Months Ended
                                                                         March 31
                                                                  2001              2000
                                                              ----------       -----------

Cash flows from operating activities:
    Net income                                                 $ 328,457        $    68,849
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                              167,490            176,760
       Amortization expense                                        1,704              1,704
  Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                    (218,185)           (87,019)
         Inventories                                             (22,115)           (12,959)
         Prepaid expenses and other current assets               (13,424)            (8,784)
       Other assets                                               (3,925)            (4,181)
       Increase (decrease) in:
         Accounts payable                                        211,235             63,396
         Accrued expenses                                        (43,217)           (54,364)
                                                               ---------        -----------
Net cash provided by (used in) operating activities              408,020            143,312
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                (71,657)           (28,201)
          Increase in restricted cash                           (200,000)                 0
                                                               ---------        -----------
Net cash provided by (used in) investing activities             (271,657)           (28,201)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                     16,952              2,100
          Proceeds from Bank Debt                                200,000                  0
     Repayments of long-term debt                               (331,159)          ( 75,692)
                                                               ---------        -----------
Net cash provided by (used in) financing activities             (114,207)           (73,592)
                                                               ---------        -----------
Net increase (decrease) in cash                                   22,156             41,519
Cash - beginning of period                                       249,695            140,253
                                                               ---------        -----------
Cash - end of period                                           $ 271,851          $ 181,772
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2000 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and cash flows for the six months ended March 31, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2001 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   March 31, 2001        September 30, 2000
                                 -----------------       ------------------
        Raw Materials                   36,192                22,887
        Work-in-Process                760,411               747,802
        Finished Goods                 134,735               138,534
                                       -------               -------
                                       931,338               909,223
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


4. Supplementary Disclosure of Cash Flow Information

Non-cash investing and financing activities during the six months ended March 31, 2001 were as follows:

        Purchase of property and equipment             193,957
        Debt incurred                                 (122,300)
                                                     ---------
        Cash paid for property and equipment            71,657
						     =========

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues for the three months ended March 31, 2001 were $1,386,744, an increase of 33% over revenues of $1,040,323 for the three months ended March 31,2000. Revenues for the six-months ended March 31, 2001 were $2,704,361, an increase of 50% over revenues of $1,805,742 for the six-months ended March 31,2000. The primary reasons for the increase are the continued strong demand for synthetic fused silica and our ability to meet the customer's quick delivery requirements. We have seen growth in the traditional optics market as well as the rapidly increasing uses of synthetic fused silica in the electro-optical markets.

     Cost of sales for the three months ended March 31, 2001 were $956,296, or 68.9% of sales, an increase of $207,265 over the three months ended March 31, 2000 of $749,031, or 72.0% of sales. Cost of sales for the six-months ended March 31, 2001 were $1,874,832, or 69.3% of sales, and increase of $572,704 over the six-months ended March 31, 2000 of $1,302,128, or 72.1% of sales. Improvements, as measured by percentage of sales, in the current fiscal year can be attributed to our ability to control manufacturing expenses. A recent upgrade in our production schedule system enabled us to better manage the workflow. We were able to increase the throughput with minimal increase in manpower. A recent purchase of capital equipment also helped in this area.

     Gross profit for the three months ended March 31, 2001 was $430,448, or 31.1% of sales, an increase of $139,156 over the three months ended March 31, 2000 of $291,292, or 28.0% of sales. Gross profit for the six months ended March 31, 2001 was $829,529, or 30.7% of sales, an increase of $325,915 over the six months ended March 31, 2000 of $503,614, or 27.9% of sales. As discussed above increased sales and controlling expenses contributed to the substantial improvement.

     Selling, general and administrative expenses for the three months ended March 31, 2001 were $222,371, or 16.0% of sales, an increase of $30,821 over the three months ended March 31, 2000 of $191,550, or 18.4% of sales. Selling, general and administrative expenses for the six months ended March 31, 2001 were $415,346, or 15.4% of sales, an increase of $73,551 over the six months ended March 31, 2000 of $341,795, or 18.9% of sales.

Major components of the increased selling, general and administrative expenses were an increase in sales salaries as a result of commissions being paid on higher sales, increased investor relations expenses, increased travel expense and increase in directors fees. Effective January 2001 the shareholders approved the following cash compensation for serving on the board: Chairman of the Board, $2,500 per month, all other non-employee directors, $1,000 per month. Prior to this period board members were compensated with stock options.

     Interest expense for the three months ended March 31, 2001 was $44,908, a decrease of $1,726 over the three months ended March 31, 2000 of $46,634. Interest expense for the six months ended March 31, 2001 was $91,936, a decrease of $1,034 over the six months ended March 31, 2000 of $92,970. (See discussion in Liquidity and Capital Resources section)

The increase in other income of $6,210 represents interest income earned for the six months ended March 31, 2001. We have been investing our excess cash in interest earning securities.

     Net income for the three months ended March 31, 2001 was $166,667, or $.07 in basic earnings per share, an increase of $113,559 over the three months ended March 31, 2000 of $53,108, or $.02 in basic earnings per share. Net income for the six months ended March 31, 2001 was $328,457, or $.14 in basic earnings per share, an increase of $259,608 over the six months ended March 31, 2000 of $68,849, or $.03 in basic earnings per share.

The Company has no provision for income taxes for either period in 2001 or 2000. As of September 30, 2000, we have approximately $790,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2019. In addition, the Company has approximately $214,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2007.


Liquidity and Capital Resources

     Cash increased by $22,156 for the six months ended March 31,2001. Cash provided from operations of $408,020 was primarily used to reduce debt by $131,159, acquire property plant and equipment for $71,657, and increase restricted cash by $200,000.

In March 2001 management negotiated a $200,000 three-year term note with Premier Bank at 7.25% interest, collateralized by $200,000 of certificates of deposit earning 5.12% interest. The funds were used to pay off $200,000 of subordinated debt at 12% interest that was due in December 2001. In addition $50,000 of the 12% subordinated debt was paid off in January 2001 from internally generated funds.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. The Company plans to spend $100,000 in capital improvements in the next six to nine months. This cash will come from internally generated funds. Any business expansion will require the Company to seek additional debt or equity financing.


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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on January 30, 2001, the shareholders voted to approve an amendment to the 1999 Stock Incentive Plan as amended July 25, 2000 (the "Plan") to increase in the total number of shares of Company common stock that may be issued under the Plan from 450,000 to 900,000.

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ John Kane                               DATED:   May 14, 2001
        ---------------------------------                      ------------
          John Kane,
          President, Treasurer, Chief Financial
          Officer and Principal Accounting Officer



BY:       /s/ Charles J. Searock, Jr.                 DATED:    May 14, 2001
        ---------------------------------                       ------------
          Charles J. Searock, Jr.,
          CEO