Form 10QSB
period 2001-06-30
DYNASIL CORP OF AMERICA
filed 2001-08-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The Company had 2,372,614 shares of common stock, par value $.0005 per share, outstanding as of July 31, 2001.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             JUNE 30, 2001 AND SEPTEMBER 30, 2000                 3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000    4


             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED JUNE 30, 2001 AND 2000                       5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                      7

PART II.  OTHER INFORMATION                                           10

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                         10

      SIGNATURES                                                      11

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                                             June 30     September 30
                                                               2001            2000
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 361,554       $ 249,695
   Accounts receivable                                        590,795         608,488
   Inventory                                                  783,637         909,223
   Other current assets                                        34,452          32,596
                                                           ----------      ----------
        Total current assets                                1,770,438       1,800,022

Property, Plant and Equipment, net                          1,765,034       1,838,599

Other Assets
     Restricted cash                                         200,000                0
     Other Assets                                             19,125           20,534
                                                           ----------      ----------
        Total Assets                                       $3,754,597      $3,659,135
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $416,289        $147,859
   Accounts payable                                           105,371         101,871
   Accrued expenses                                           181,145         165,751
                                                           ----------      ----------
        Total current liabilities                             702,805         415,481

Long-term Debt, net                                         1,169,822       1,620,885

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,013,001 and 2,997,292 shares issued
    2,372,377 and 2,356,668 shares outstanding                  1,507           1,499
   Additional paid in capital                               1,079,380       1,062,309
   Retained earnings                                        1,760,386       1,518,264
                                                           ----------      ----------
                                                            2,841,273       2,582,072

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,881,970       1,622,769
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,754,597      $3,659,135
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                            Three Months Ended            Nine Months Ended
                                                  June 30                      June 30
                                         2001        2000             2001     2000
                                     ----------    ---------       ----------     ----------
Sales                                $1,321,187     $847,608      $4,025,547     $2,653,350
Cost of Sales                           909,800      612,107       2,784,630      1,914,238
                                     ----------     --------       ----------     ----------
Gross profit                            411,387      235,501       1,240,917        739,112
Selling, general and administrative     234,241      176,023         649,588        517,819
                                     ----------    ---------       ----------     ----------
Income from Operations                  177,146       59,478         591,329        221,293

Other income (expense)
     Interest expense - Net            ( 30,571)    ( 48,942)       (116,297)      (141,912)
       Other Charges                   (175,000)           0        (175,000)
     Loss on Disposal of Asset          (57,911)           0         (57,911)             0
                                     ----------    ---------       ----------     ----------
Income (Loss) before Income Taxes     (86,336)      10,536           242,121         79,381

Provision (benefit) for Income Tax          0            0                0              0
                                     ----------    ---------       ----------     ----------
Net income                          $ (86,336)    $ 10,536        $ 242,121      $   79,381
                                     =========     ========       ===========     ==========

Net income (loss) per share
  Basic                                  $ ( 0.04)    $    0.00        $    0.10      $    0.03
  Diluted                                $ ( 0.04)    $    0.00        $    0.10      $    0.03

Weighted average shares outstanding     2,372,481    2,354,361         2,366,236     2,351,654



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Nine Months Ended
                                                                         June 30
                                                                  2001              2000
                                                              ----------       -----------

Cash flows from operating activities:
    Net income                                                 $ 242,121       $    79,381
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation                                                233,166           256,929
     Amortization expense                                          2,556             2,556
     Allowance for doubtful accounts
     Loss on disposal of Asset                                    57,900                 0
     (Increase) decrease in:
         Accounts receivable                                      17,693          (141,554)
         Inventories                                             125,586            (9,425)
         Prepaid expenses and other current assets                (1,856)            1,585
         Other assets                                             (1,147)           (4,181)
     Increase (decrease) in:
         Accounts payable                                          3,500            38,875
         Accrued expenses                                         15,393           (65,242)
                                                               ---------        -----------
Net cash provided by operating activities                        694,912           158,924
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                (95,201)          (50,642)
       Increase in restricted cash                              (200,000)                0
                                                               ---------        -----------
Net cash used in investing activities                           (295,201)          (50,642)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                     17,081             2,659
       Proceeds from Bank Debt                                   200,000                 0
     Repayments of long-term debt                               (504,933)         (118,157)
                                                               ---------        -----------
Net cash used in financing activities                           (287,852)         (115,508)
                                                               ---------        -----------
Net increase (decrease) in cash                                  111,859            (7,226)
Cash - beginning of period                                       249,695           140,253
                                                               ---------        -----------
Cash - end of period                                           $ 361,554         $ 133,027
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2000 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations and cash flows for the nine months ended June 30, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2001 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:
                                   June 30, 2001        September 30, 2000
                                 -----------------       ------------------
        Raw Materials                   13,966                22,887
        Work-in-Process                621,851               747,802
        Finished Goods                 147,820               138,534
                                       -------               -------
                                       783,637               909,223
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

4. Supplementary Disclosure of Cash Flow Information

Non-cash investing and financing activities during the nine months ended June 30, 2001 were as follows:

     Purchase of property and equipment        217,501
     Debt incurred                           (122,300)
                                             ---------
     Cash paid for property and equipment       95,201
                                             =========

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues for the three months ended June 30, 2001 were $1,321,187, an increase of 55.8% over revenues of $847,608 for the three months ended June 30, 2000. Revenues for the nine-months ended June 30, 2001 were $4,025,547, an increase of 51.7% over revenues of $2,653,350 for the nine-months ended June 30, 2000. The strong demand for synthetic fused silica and our ability to meet customer quick delivery requirements has played a major role in the improved revenues. We have seen growth in the traditional optics market as well as the rapidly increasing uses of synthetic fused silica in the electro-optical markets.

     Cost of sales for the three months ended June 30, 2001 were $909,800, or 68.8% of sales, an increase of $297,693 over the three months ended June 30, 2000 of $612,107, or 72.2% of sales. Cost of sales for the nine-months ended June 30, 2001 were $2,784,630, or 69.2% of sales, and increase of $870,392 over the nine-months ended June 30, 2000 of $1,914,238, or 72.1% of sales. Improvements, as measured by percentage of sales, in the current fiscal year can be attributed to our ability to control manufacturing expenses. A recent upgrade in our production schedule system enabled us to better manage the workflow. We were able to increase the throughput with minimal increase in manpower. A recent purchase of capital equipment also helped in this area.


     Gross profit for the three months ended June 30, 2001 was $411,387, or 31.1% of sales, an increase of $175,886 over the three months ended June 30, 2000 of $235,501, or 27.8% of sales. Gross profit for the nine months ended June 30, 2001 was $1,240,917, or 30.8% of sales, an increase of $501,805 over the nine months ended June 30, 2000 of $739,112, or 27.9% of sales. As discussed above increased sales and controlling expenses contributed to the substantial improvement.

     Selling, general and administrative expenses for the three months ended June 30, 2001 were $234,241, or 17.7% of sales, an increase of $58,218 over the three months ended June 30, 2000 of $176,023, or 20.8% of sales. Selling, general and administrative expenses for the nine months ended June 30, 2001 were $649,588, or 16.1% of sales, an increase of $131,769 over the nine months ended June 30, 2000 of $517,819, or 19.5% of sales.

Major components of the increased selling, general and administrative expenses were an increase in sales salaries as a result of commissions being paid on higher sales, increased investor relations expenses, increased travel expense and increase in directors fees. Effective January 2001 the Board of Directors approved the following cash compensation for serving on the board:
Chairman of the Board, $2,500 per month, all other non-employee directors, $1,000 per month. Prior to this period board members were compensated with stock options.

     Interest expense   net, for the three months ended June 30, 2001 was
$30,571, a decrease of $18,371 over the three months ended June 30, 2000 of $48,942. Interest expense for the nine months ended June 30, 2001 was $116,297, a decrease of $25,615 over the nine months ended June 30, 2000 of $141,912. (See discussion in Liquidity and Capital Resources section)

In June 2001 management prepared an evaluation of the feasibility of continuing to pursue the market for "recycled" synthetic fused silica. This market encompasses the use of "drop-offs", converted to another form by melting or crushing, for various applications. The lack of a strong market led management to abandon this segment. This decision resulted in management writing down the carrying value of inventory identified for this market. The result was a one time charge of $175,000 to operations.

In June 2001 management re-evaluated the need for an addition to the existing plant. Previous engineering studies, drawings and permits had been completed with the goal to build a facility that could produce Excimer grade material. Further analysis showed that we could not compete in the Excimer grade material market and that the total cost to construct and operate a plant to manufacture Excimer material, had become cost prohibitive. This decision required management to write down the carrying value of the engineering work to date on the project. The result was a $57,911 charge for loss on disposal of Asset.

Net loss for the three months ended June 30, 2001 was $86,336, or a negative $.04 in basic loss per share, a decrease of $96,872 from the net income for the three months ended June 30, 2000 of $10,536, or $.00 in basic earnings per share. Net income for the nine months ended June 30, 2001 was $242,121, or $.10 in basic earnings per share, an increase of $162,740 over the nine months ended June 30, 2000 of $79,381, or $.03 in basic earnings per share.

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


Liquidity and Capital Resources

     Cash increased by $111,859 for the nine months ended June 30,2001. Cash provided from operations of $694,912 was primarily used to reduce debt by $304,933, acquire property plant and equipment for $95,201, and increase restricted cash by $200,000.

In March 2001 management negotiated a $200,000 three-year term note with Premier Bank at 7.25% interest, collateralized by $200,000 of certificates of deposit earning 5.12% interest. The funds were used to pay off $200,000 of subordinated debt at 12% interest that was due in December 2001. In addition, $150,000 of the 12% subordinated debt was paid off in January 2001 and June 2001 from internally generated funds. As of June 30, 2001 all of the 12% subordinated debt has been paid off.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Expenditures for capital improvements in the next three to nine months will come from internally generated funds. Any business expansion will require the Company to seek additional debt or equity financing.


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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     On August 1, 2001, John Kane was appointed CEO of the Company to assume the duties of Gen. Charles Searock, who has retired from active management. Mr. Kane also became a director of the Company upon his assumption of the CEO duties. The position of CEO is in addition to Mr. Kane's responsibility as President, Treasurer and Chief Financial Officer. Gen. Searock has agreed to remain a member of the Board of Directors.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ John Kane                           DATED:   August 14, 2001
        ---------------------------------               --------------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
         Officer and Principal Accounting Officer