Form 10KSB
period 2001-09-30
DYNASIL CORP OF AMERICA
filed 2001-12-28
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT for the transition period from ______________ to ______________

    Commission file number : 000-27503

                      DYNASIL CORPORATION OF AMERICA
      (Exact name of small business issuer as specified in its charter)

         New Jersey                                       22-1734088
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

385 Cooper Road, West Berlin, New Jersey                        08091
(Address of Principal Executive Offices)                      (Zip Code)

                              (856) 767-4600
                        (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12(g) of the Act: common stock, $.0005 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [x]     No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $4,894,094

The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under
the symbol "DYSL".   The estimated aggregate market value of the voting and
non-voting stock held by non-affiliates of the registrant as of November 30, 2001 was $1,293,150. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $.90 per share on November 30, 2001.

The Company had 2,391,603 shares of common stock, par value $.0005 per share, outstanding as of November 30, 2001.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  XX
                                                ----     -----

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS


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

          o Energy - Laser/Tkamak fusion research isotope separation,solar cell covers

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

     We compete for business in the optics industry primarily with two other manufacturers of synthetic fused silica and several distributors of their products. The manufacturers are Corning Incorporated, Canton, NY and Heraeus Quarzglas, Germany. Our principal competitive distributors include United Lens Company, Inc., Southbridge, MA, Advanced Glass Industries, Rochester, NY and Glass Fab, Inc., Rochester NY. We also purchase material from Corning Incorporated to supplement our in house inventory and enabling us to offer a wider variety of products.

     Market share in the optics industry is largely a function of quality, price and speed of delivery. We believe that we have always been competitive in all three areas. We have significantly improved our delivery times over the past year as a result of improved product flow.

      The primary raw material used in our manufacturing process is silicon tetrachloride, which we obtain from Wah Chang, an Allegheny Technologies Company. In the event we are unable to obtain silicon tetrachloride from our current supplier, it is available from Dow Chemical or Hemlock, Inc. at comparable prices.


     We presently have over 150 customers, with approximately 90% of our business being concentrated in our top 40 customers. Our five largest customers each accounted for approximately 7.4%, 5.7%, 4.8%, 4.6% and 4.3% respectively, of our revenues during fiscal year 2001. Generally, our customers provide purchase orders for a specific quantity and quality of fused silica. These purchase orders generally are filled with fused silica from inventory or manufacture to order. Orders are generally filled over a period ranging from one week to one year. The loss of any of these customers would likely have a material adverse effect on our business, financial condition and results of operations.

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

     Other than federal, state and local environmental laws, our manufacturing process is not subject to direct governmental regulation. Our manufacturing process, which includes storage of hazardous materials, is subject to a variety of federal, state and local environmental rules and regulations. We make extensive use of engineering consultants to provide the technical expertise to help ensure that our equipment is in compliance. Waste water and ground water testing is conducted quarterly by an engineering consultant, and the results are submitted directly to the appropriate regulating agencies. We are permitted to dispose of our wastewater through the Camden County Municipal Utilities Authority. We have a permit to use an air scrubber system, which is tested periodically. We successfully completed our compliance emission evaluation test in March 2000. We do not have a pending notice of violations and are aware of no potential violations. We train our employees in the proper handling of hazardous materials. There are no buried storage tanks on our property. A Phase I environmental audit, completed approximately two years ago, did not disclose any conditions requiring remediation. Our environmental compliance costs are approximately $300,000 per year.

Our research and development activities primarily have involved changes to our manufacturing process and the introduction of equipment with newer technology. Improvements to our manufacturing process are ongoing and related costs are incorporated into our manufacturing expenses. Investigations into use of purer raw material, alternative fuels and improved distribution systems have been the emphasis of our research and development program.

     Our total work force consist of 24 employees; 3 administrative (including 1 part time employee), 2 sales, and 19 shop personnel. The shop currently is non-union.


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

     The property is pledged as collateral against a note payable to a bank.



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

                                  PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2000 and September 30, 2001 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       2000
       First              $0.625                $0.375
       Second              1.80                  1.40
       Third               1.40                  1.40
       Fourth              2.3125                1.0625

       2001
       First              $1.50                 $1.1875
       Second              1.50                  1.1875
       Third               1.40                  1.40
       Fourth              0.75                  0.55

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

     As of September 30, 2001, there were 2,377,759 shares of common stock outstanding held by approximately 350 holders of record of the Common Stock of the Company (plus a small number of additional shareholders whose stock is held in street name and who have declined disclosure of such information).

     The Company has paid no cash dividends since its inception. The Company presently intends to retain any future earnings for use in its business and does not presently intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefor.

     The Company adopted a Stock Incentive Plan that provides for, among others, incentives, granting to officers, directors, employees and consultants options to purchase shares of our common stock up to a total of 1,350,000 shares. The 1,350,000 shares consist of three separate plan approvals. The first plan was approved in February 1996 for 450,000 shares, restated to reflect the stock splits of 1996. The second and third plans were for 450,000 shares each and approved on January 1999 and January 2001. At September 30, 2001, 590,023 shares of common stock were reserved for issuance under the Plan. Options granted under the Plans are generally exercisable over a five-year period. To date, options have been granted at exercise prices ranging from $.56 to $4.25 per share. At September 30, 2001, 548,977 options were outstanding.

     The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares had been reserved for issuance. Of these, 77,434 shares have been purchased by the employees at purchase prices ranging from $.25 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

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

     Fiscal year 2001 was a year in which the Company was able to make strides in its goal to improve our financial position. Even though we experienced a slowdown in the 4th quarter, overall the year was one of our best. We were able to benefit from the demand of quick delivery at competitive pricing, which is the norm, in the semi-conductor, optics and laser industries. Sales for the fiscal year were $4,894,094, an increase of $1,167,141 over the prior year. Demand slowed in the forth quarter fiscal year 2001 and into the first quarter of fiscal year 2002, but we anticipate this to improve with the recovery of the semi-conductor market and increased demand from the safety detection equipment industry. We also plan to be more active in our pursuit of international business through the use of international sales representatives. The above sales generated income of $219,347, an increase of $75,141 over the prior year.


Results of Operations

     Sales increased to $4,894,094 for fiscal year 2001 from $3,726,953 for fiscal year 2000. The increase of $1,167,141 or 31.3% reflects the increased demand for optical materials in the semiconductor, telecommunications, optics and laser markets. This increase was especially evident in the first three quarters of fiscal year 2001. Demand slowed in the last quarter fiscal year 2001 and continued into the first quarter fiscal year 2002. We anticipate this to change beginning with the second quarter fiscal year 2002 with the recovery of the semiconductor industry and growth in the safety detection equipment market.

     International sales continue to play an important role in our results. Sales from international shipments accounted for 13% of total sales. Even though this is a 5% reduction from fiscal year 2000, we anticipate increases in fiscal year 2002, as a result of our engagement of sales representatives, covering England, France and Israel. During fiscal year 2002 we plan to secure representation in the Asian market.

     Cost of sales, as a percentage of sales, continued to improve. Cost of sales increased to $3,449,109 or 70.5% of sales for fiscal year 2001 from $2,677,784 or 71.8% of sales for fiscal year 2000. The improvement in cost of sales as a percentage of revenues from fiscal year 2000 to fiscal year 2001, a decrease of 1.3%, was a direct result of our ongoing policy to improve product flow and control manufacturing cost. A significant aspect of the improvement was our ability to facilitate our work force with overtime, as opposed to new hires, to handle the 31.3% increase in sales.

      Gross profit increased to $1,444,985 or 29.5% of sales, for fiscal year 2001 from $1,049,169 or 28.2% of sales for fiscal year 2000. The increase of $395,816, or 37.7%, is a direct result of a combination of increased revenue and decreased cost of sales, as a percentage of sales, as discussed above.

     Selling, general and administrative expenses as a percentage of sales, continued to improve. Selling, general and administrative expenses increased to $848,237 or 17.3% of sales, for fiscal year 2001 from $704,004 or 18.9% of sales, for fiscal year 2000. The increase of $144,233 was related to increased salaries connected to performance bonuses, increased travel expenses, increased investor relations expenses and the implementation of a cash fee for our Directors.

     Interest Expense-net, decreased to $144,490 or 2.9% of sales for fiscal year 2001 from $189,890 or 5.1% of sales for fiscal year 2000. The decrease of $45,400 was the result of debt decreasing overall by $233,000, replacing existing 12% debt with 7.5% debt, and the positive effect of a greatly improved cash position. We were able to earn interest of $19,500 in fiscal year 2001 after earning nothing in fiscal year 2000.

     Other expenses increased to $232,911 for fiscal year 2001 from $11,069 for fiscal year 2000. The increase of $221,842 was directly related to a $175,000 write down of recyclable inventory and a $57,911 loss on project abandonment. These items are discussed in detail in our 10-QSB filing for the quarter ended June 30, 2001.

     Net income increased to $219,347 or 4.5% of sales, for fiscal year 2001 from $144,206 or 3.9% of sales for fiscal year 2000. The improvement is a swing of $75,141 from fiscal year 2000 to fiscal year 2001.

     The Company has no provisions for income taxes for either fiscal 2001 or 2000. As of September 30, 2001 we have approximately $585,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2019. In addition, the Company has approximately $17,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2007.


Liquidity and Capital Resources

     Net cash provided by operating activities increased to $871,859 for fiscal year 2001, from $329,506 for fiscal year 2000. The increase of $542,353 was due primarily to the decrease in Accounts Receivable from fiscal year 2000 to fiscal year 2001 of $139,458, the write off of the recyclable inventory of $175,000 and the loss on project abandonment of $57,911.

     Cash flows used in investing activities increased to $313,048 for fiscal year 2001, from $67,787 for fiscal year 2000. The increase of $245,261 was related to increases in purchase of property, plant and equipment of 111,301 and an increase in restricted cash of $200,000.

     Cash flows used in financing activities increased to $335,121 for fiscal year 2001, from $152,277 for fiscal year 2000. The increase of $182,844 was a result of repayment of long- term debt of $555,364 being offset by proceeds of $200,000 received from incurring new long-term debt.

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







                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


HAEFELE, FLANAGAN & CO, p.c.

Moorestown, New Jersey
November 2, 2001




                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS

                                                               2001            2000
                                                           ----------      ----------
Current assets
   Cash and cash equivalents                                $ 473,385      $  249,695
   Accounts receivable, net of allowance for doubtful
    accounts of $-0- and $6,000 for 2001 and 2000           469,030         608,488
   Inventories                                                768,707         909,223
   Prepaid expenses and other current assets                   26,577          32,596
                                                           ----------      ----------
        Total current assets                                1,737,699       1,800,002

Property, Plant and Equipment, net                          1,701,730       1,838,599

Other Assets
   Restricted cash     			                          200,000             0
   Other assets                     		               18,873          20,534
                                			           ----------      ----------
     Total other assets         		                    218,873          20,534
                                  			           ----------       ----------
        Total Assets                                       $3,658,302      $3,659,135
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               2001            2000
                                                           ----------      ----------
Current Liabilities
   Current portion of long-term debt                        $ 419,493      $  147,859
   Accounts payable                                           139,736         101,871
   Accrued expenses and other current liabilities             120,527         165,751

                                                           ----------      ----------


        Total current liabilities                             679,756         415,481

Long-term Debt, net                                         1,116,187       1,620,885

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,018,383 and 2,997,292 shares issued,
    2,377,759 and 2,356,668 shares outstanding
    for 2001 and 2000, respectively                             1,509           1,499
   Additional paid in capital                               1,082,542       1,062,309
   Retained earnings                                        1,737,611       1,518,264
                                                           ----------      ----------
                                                            2,821,662       2,582,072

   Less 640,624 shares of treasury stock, at cost            (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,862,359       1,622,769
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,658,302      $3,659,135
                                                           ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.




                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                    2001                2000
                                                 ----------          ----------

Net sales                                       $4,894,094          $3,726,953
Cost of sales                                    3,449,109           2,677,784
                                                 ----------          ----------
Gross profit                                     1,444,985           1,049,169
Selling, general and administrative                848,237             704,004
                                                 ----------          ----------
Income from operations                             596,748             345,165

Other income (expense)
     Interest expense, net                        (144,490)           (189,890)
     Other expense                                (232,911)            (11,069)
                                                 ----------          ----------
                                                  (377,401)           (200,959)
                                                 ----------          ----------
Income before income taxes                         219,347             144,206

Income taxes                                           0                   0
                                                 ----------          ----------
Net income                                        $ 219,347           $ 144,206
                                                 ==========          ==========



Basic net income per common share               $    0.09          $     0.06
                                                 ==========          ==========

Diluted net income per common share             $    0.09          $     0.06
                                                 ==========          ==========



The accompanying notes are an integral part of these consolidated financial statements.



                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                         Additional
                                                                           Paid-in        Retained
                                                Shares       Amount        Capital        Earnings
                                              ---------      ------      ----------      ----------

Balance, October 1, 1999                      2,985,566      $1,493      $1,058,525      $1,374,058

Issuance of shares of common stock under
 employee stock purchase plan                    11,726           6           3,784               0

Net Income                                            0           0               0         144,206
                                              ---------       -----         -------       ---------
Balance, September 30, 2000                   2,997,292      $1,499      $1,062,309      $1,518,264

Issuance of shares of common stock under
 employee stock purchase plan                     5,591           2           3,551               0

Issuance of shares of common stock under
 stock option plan                  	       15,500           8          16,682               0

Net Income                                            0           0               0         219,347
                                              ---------       -----       ---------       ---------
Balance, September 30, 2001                   3,018,383      $1,509      $1,082,542      $1,737,611

                                              =========      ======      ==========      ==========

                                                      Treasury Stock             Total
                                                  -----------------------     Stockholders'


                                                   Shares        Amount          Equity
                                                  -------      ----------     -------------

Balance, October 1, 1999                          640,624      ($959,303)       1,474,773

Issuance of shares of common stock under
 employee stock purchase plan                           0              0            3,790

Net Loss                                                0              0          144,206
                                                  -------      ----------     -------------
Balance, September 30, 2000                       640,624      ($959,303)      $1,622,769


Issuance of shares of common stock under
 employee stock purchase plan                           0              0            3,553

Issuance of shares of common stock under
 stock option plan                                     0              0           16,690

Net Income                                              0              0          219,347
                                                  -------      ----------     ------------
Balance, September 30, 2001                       640,624      $(959,303)      $1,862,359
                                                  =======      =========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                  2001              2000
                                                               ---------        -----------

Cash flows from operating activities:
    Net income                                                 $ 219,347       $    144,206
    Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation and amortization                             315,967            337,522
       Recyclable inventory write-off  		                 175,000                0

     Loss on project abandonment                                  57,911                0
       (Increase) decrease in:
         Accounts receivable                                     139,458           (237,649)
         Inventories                                             (34,484)            48,800
         Prepaid expenses and other current assets                 6,019             14,003
       Increase (decrease) in:
         Accounts payable                                         37,865              9,407
         Accrued expenses and other current liabilities          (45,224)            13,217
                                                               ---------        -----------
Net cash provided by operating activities                        871,859            329,506
                                                               ---------        -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                 (111,301)           (66,384)
     Increase in restricted cash                                 200,000                  0
     Other assets                                                 (1,747)            (1,403)
                                                               ---------        -----------
Net cash used in investing activities                           (313,048)           (67,787)
                                                               ---------        -----------
Cash flows from financing activities:
     Repayment of long-term debt                                (555,364)          (156,067)
     Proceeds from long-term debt                   		     200,000       	    0
     Issuance of common stock                           		20,243              3,790
                                                               ---------        -----------
Net cash used in financing activities                           (335,121)          (152,277)
                                                               ---------        -----------
Net increase in cash and cash equivalents                        223,690            109,442
Cash and equivalents, beginning                                  249,695            140,253
                                                               ---------        -----------
Cash and equivalents, ending                                   $ 473,385        $   249,695
                                                               =========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


1 - Summary of Significant Accounting Policies

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

Revenue Recognition

     The Company records sales upon shipment to customers with terms of FOB shipping point. After shipment, the Company has no remaining obligations. Returns of products shipped are and have historically not been material.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

Note 1 - Summary of Significant Accounting Policies

Property, Plant and Equipment and Depreciation and Amortization

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

Other Assets

     Other assets include deferred financing costs which are amortized using the straight-line method over 7 years. Amortization expense for the years ended September 30, 2001 and 2000 was $3,408 and $3,408. Accumulated amortization as of September 30, 2001 and 2000 was $10,792 and $7,384.

Advertising

     The Company expenses all advertising as incurred. Advertising expense for the years ended September 30, 2001 and 2000 was $10,973 and $11,195.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

 Note 1 - Summary of Significant Accounting Policies (continued)

 Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding are included in diluted net income per share. The computations of basic and diluted net income per share are as follows:


                                	     2001           2000

     Net Income       	      	     $219,347       $144,206
                        	           ========       ========

     Basic weighted average shares      2,368,579      2,352,704
     Effect of dilutive securities:
       Common stock options                    0              0
                    	                ---------      ---------
                         	          2,368,579      2,352,704
                              	    =========      =========
     Net income per share
       Basic                          $ 0.09         $ 0.06
       Diluted                        $ 0.09         $ 0.06

  Diluted net income per share excludes the impact of common stock options of 548,977 and 126,977 for 2001 and 2000, respectively, and common stock warrants of 6,450 and 26,450 for 2001 and 2000, since the exercise prices were greater than the average market price of the common shares and therefore, would have resulted in an antidilutive effect.

Long-Lived Assets

The Company's policy is to record long-lived assets at cost amortizing these costs over the expected useful lives of the related assets. Measurement of an impairment loss for long-lived assets and certain identifiable intangibles to be disposed of are to be reported generally at the lower of the carrying cost amount or fair value less cost to sell. Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets during the years ended September 30, 2001 and 2000.


Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock options using the intrinsic value method. Under APB No. 25, compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the cost to acquire the stock. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123. SFAS No. 123 further requires companies using the intrinsic value method to make certain proforma disclosures using the fair value method. Additional disclosures are included in Note 9.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

Note 1 - Summary of Significant Accounting Policies (continued)


 Fair Value

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the Company's debt approximates its fair value.

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Companies maintain cash and cash equivalents at various financial institutions in Pennsylvania. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2000, the Companies' uninsured bank balances totaled $558,129. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs ongoing credit evaluations of it customers and generally requires no collateral from its customers. The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2001 and 2000, approximately $34,902 and $79,011 or 7% and
13% of the Company's accounts receivable are due from foreign sales.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's implementation of SAB 101 in the fourth quarter of fiscal year 2001 had no impact on its financial position, results of operations or cash flows for the year ended September 30, 2001.

Effective July 1, 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Previously, the Company's non-employee board of directors were not considered employees for purposes of applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".
FASB Interpretation No. 44 provides an exception   requiring   the
application   of   APB   25   to   stock compensation granted to non-employee
directors for services provided in their capacity as a director. The interpretation requires that stock options granted to non-employee directors, if previously accounted for as grants to awarded to non-employees, be accounted for under APB 25 and should be recorded as a cumulative effect of a change in accounting principle and included in the current year's statement of operations. The application of this interpretation did not have a material impact on the Company's financial statements.

     Also in 2000, the Financial Accounting Standards Board's Emerging
Issues Task Force issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which addresses the income statement classification of shipping and handling costs billed to customers. The Company's implementation of EITF 00-10 in the fourth quarter of fiscal year 2001 had no impact on its financial position, results of operations or cash flows for the year ended September 30, 2001.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Reclassifications

     Certain items in the 2000 consolidated financial statements have been reclassed to conform with the 2001 consolidated financial statement presentation.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


Note 2 - Restricted Cash

     Restricted cash consists of certificates of deposit pledged as collateral for the $172,222 note payable to the bank (See Note 6).


Note 3 - Inventories

     Inventories at September 30, 2001 and 2000 consisted of the following:

                                2001            2000
          Raw Materials       $379,899       $555,133
          Work-in-Process      224,739        215,556
          Finished Goods       164,069        138,534
                              --------       ---------
                              $768,707       $909,223
                              =========      =========

In June 2001 management prepared an evaluation of the feasibility of continuing to pursue the market for recycled synthetic fused silica. This market encompassed the use of "drop-offs", converted to another form by melting or crushing, for various applications. The lack of a strong demand in this market led management to abandon this segment. This decision resulted in management writing down the carrying value of inventory identified for this market. The result was a $175,000 charge to income and is included in other expense. (See Note 7)

Note 4 - Property, Plant and Equipment

     Property, plant and equipment at September 30, 2001 and 2000 consist of the following:

                                            2001           2000


          Land                          $      261          $      261
          Building and improvements      2,536,071           2,479,576
          Construction in progress               0                   0
          Machinery and equipment        3,012,006           2,834,900
          Office furniture and fixtures    225,535             225,535
          Transportation equipment          53,419              53,419
                                        ----------          ----------
                                         5,827,292           5,651,602
          Less accumulated depreciation  4,125,562           3,813,003
                                        ----------          ----------
                                        $1,701,730          $1,838,599
                                        ==========          ==========

Included in the cost of machinery and equipment at September 30, 2001 and 2000 is $165,831 and $233,275 representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 2001 and 2000 for the capitalized leases was $20,661 and $57,672.

Depreciation expense for the years ended September 30, 2001 and 2000 was $312,559 and $334,114, of which $15,669 and $24,037 represents depreciation of assets under capitalized lease obligations.

Note 5 - Line of Credit

     The Company has a $150,000 line of credit agreement with a bank. Advances under the line are due on demand with interest at the Bank's prime rate plus 1% (7.0% and 10.5% at September 30, 2001 and 2000). The note is secured by a mortgage on the Berlin, New Jersey property, accounts receivable, inventories, machinery and equipment and leasehold improvements. At September 30, 2001 and 2000, the entire amount was available.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


  Note 6 - Long-Term Debt

 Long-term debt at September 30, 2001 and 2000 consisted of the following:

			                                             2001          2000

     Subordinated debentures bearing interest at
     12% per annum payable semiannually, due
     December 1, 2001, unsecured, repaid June 2001        $       0       $  350,350

     Subordinated debentures bearing interest at
     10% per annum payable semiannually, due
     June 1, 2002, unsecured                      		   212,100       216,600

     Note payable to bank in monthly installments of
     $7,222 plus interest at the Bank's prime rate plus
     0.5%(6.5% and 10.5% at September 30, 2001 and
     2000), final payment of $700,556 due August 1,
     2005, secured by first Mortgage on Berlin, New
     Jersey property and all accounts receivable,
     Inventory, equipment and general intangibles
     Of the Company                             		 1,032,778     1,119,445

     Note payable to bank in monthly installments of
     $5,556 plus interest at 7.25%, due April 2004,
     Secured by certificate of deposits, first mortgage
     On Berlin, New Jersey property, and all accounts
     Receivable, inventory, equipment and general
     Intangibles of the Company (See Note 2)    	         172,222            0

     Capital lease obligations payable in total monthly
     Installments of $5,328 in 2001 and $5,415 in
     2000, including interest rates ranging from 10.2%
     to 11.2% due March 2003 and March 2004,
     secured by equipment                     		         118,580        82,349
                                      		           -----------    -----------
                                          		      $1,535,680    $1,768,744
     Less current portion                      		        (419,493)    (147,859)
                                       		           -----------   ------------
                                     		            $1,116,187    $1,620,885
                                          		     ===========   ============


 The current portion includes $54,062 and $61,191 payable under capital lease obligations at September 30, 2001 and 2000. The aggregate maturities of long-term debt, including capital lease obligations as of September 30, 2001 are as follows:

                                        Capital Lease    Total Long-
                         Notes Payable  Obligations      Term Debt
                         -------------- -------------    -----------
     September 30, 2003  $  153,339          $  48,511    $ 201,850
     September 30, 2004     125,550             16,007      141,557
     September 30, 2005     772,780                  0      772,780
                         ----------          ----------  -----------
                         $1,051,669          $  64,518   $1,116,187
                         ==========          =========== ===========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


Note 7 - Other Expense

      The Company's other expense for the years ended September 30, 2001 and 2000 consists of the following:

                                              2001                   2000
     Recyclable inventory write-off       $  175,000               $     0
     Loss on project abandonment              57,911                     0
     Other                                         0                 11,069
                                          ----------               --------
                                          $  232,911               $ 11,069
                                          ==========               ========

  Note 8 - Income Taxes

     The Company's income tax expense (benefit) for the years ended September 30, 2001 and 2000 are as follows:

                                 2001               2000

     Current
          Federal             $51,300             $43,700
          State                 7,300              15,300
                              --------            --------
                               68,600              59,000
     Deferred
          Federal             (51,300)            (43,700)
          State               (17,300)            (15,300)
                              --------            --------
                              $     0             $     0
                              ========            ========

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before income taxes at September 30, 2001 and 2000 are as follows:

                              		     2001                2000
Taxes at statutory rates applied to
 income before income taxes                $  64,500           $  40,700
Increase (reduction) in tax resulting
 from:
  Depreciation                                 4,700               9,300
  Inventories                               ( 12,150)              2,050
  Accounts receivable                       (  1,760)            ( 1,380)
  Vacation pay                                 1,140             ( 2,660)
  State income taxes                          12,200              11,000
  Net operating loss carryforwards          ( 68,630)            (59,010)
                                          ----------            ----------
                                           $       0           $       0
                                          ==========            ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


 Note 8 - Income Taxes (continued)


Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2001 and 2000 are as follows:


                                       2000                2001
Inventories                        $  32,000           $  48,500
Vacation pay                           8,000               6,500
Accounts receivable                       0                2,400
Depreciation                        (134,200)           (164,300)
Net operating loss carryforwards     200,500             288,600
Less valuation allowance            (106,300)           (181,700)
                                   ---------           ----------
                                   $       0           $       0
                                   =========           ==========

Based on the company's history of significant fluctuations in net earnings there is uncertainty as to the realization of certain net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At September 30, 2001, the Company has approximately $585,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2019. In addition, the main operating Company has approximately $17,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2007.


Note 9 - Stockholders' Equity


 Stock Based Compensation

     The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. The Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value on the date of grant over a five year period expiring through 2004. The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the plans are 1,350,000 shares, of which 590,023 shares of common stock are available for future purchases under the plan at September 30, 2001.

During the years ended September 30, 2001 and 2000, 480,000 and 21,000 stock options were granted annually with exercise prices of $1.50 per share in 2001 and $.56 per share in 2000, representing the fair market values on the date of grant. During the years ended September 30, 2001 15,500 options were exercised. No options were exercised in 2000. The Company cancelled 42,500 and 7,300 options during the years ended September 30, 2001 and 2000, respectively. Compensation expense relating to non-employee stock options granted during the years ended September 30, 2001 and 2000 was $-0-.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

Note 9 - Stockholders' Equity (continued)

 Stock Based Compensation (continued)

A summary of stock option activity for the years ended September 30, 2001 and 2000 is presented below:

                                     	        Exercise Price
                            	                Shares      Per Share
                                 	       ---------  --------------
Options outstanding at October 31, 1999       113,277   $1.17 - $4.25

Granted in 2000                                21,000       $ .56
Cancelled in 2000                            (  7,300)      $2.65
                                  	         ---------
Options outstanding at September 30, 2000     126,977   $ .56 - $4.25

Granted in 2001                               480,000       $1.50
Exercised in 2001                            ( 15,500)  $ .56 - $2.00
Cancelled in 2001                            ( 42,500)  $ .56 - $2.00
                                             ---------
Options outstanding at September 30, 2001     548,977   $ .56 - $4.25
                                             =========

Options exercisable at September 30, 2001     548,977   $ .56 - -$4.25
                                             =========

At September 30, 2001 and 2000, the Company had warrants outstanding to purchase 6,450 and 26,450 shares of the Company's common stock at exercise prices of $3.00 per share, exercisable through June 1, 2002. No warrants were exercised during the years ended September 30, 2001 and 2000.


Pro Forma Fair Value Disclosures

     The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized since all options granted during 2001 and 2000 have been granted at the fair market value of the Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would have been as follows:

                                          2001           2000

     Net income                          $94,115        $119,216
                                        ========        ========
     Basic net income per common share:  $  0.04        $   0.05
                                        ========        ========

Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $1.19 and $.36 per option in 2001 and 2000.

                                        2001           2000

     Expected life of option in years    5.0            5.0
     Risk-free interest rate             5.5%           6.1%
     Expected volatility                61.0%          48.8%
     Dividend yield                      0.0%           0.0%

 The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after October 1, 1996.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


Note 9 - Stockholders' Equity (continued)

 Employee Stock Purchase Plan

     On July 25, 2000, the Company's Employee Stock Purchase Plan was amended with an effective date of January 1, 1999. The Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares (amended from 65% in 1999). Under the plan, a total of 150,000 shares have been reserved for issuance.

 During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2001 and 2000, 5,591, and 11,726 shares of common stock were issued under the plan for aggregate purchase prices of $3,553, and $3,790, respectively.

Note 10 - Profit Sharing Plan

     The Company has 401k Plan for the benefit of its employees. The Company did not make a contribution to the plan during the years ended September 30, 2001 and 2000.

Note 11 - Related Party Transactions

     The Company paid consulting fees to other stockholders/directors totaling $-0- and $1,529 during the years ended September 30, 2001 and 2000.

Note 12 - Supplemental Disclosure of Cash Flow Information

                                        	  	   2001           2000
Cash paid during the year for:
  Interest                                	$ 178,191      $ 192,512
                                   		       =========      =========
Noncash investing and financing activities:

  Acquisition of property, plant and equipment  $ 233,601      $ 108,684
  Debt incurred                                 ( 122,300)      ( 42,300)
                                  		      ---------      ----------
  Cash paid for property and equipment   		$ 111,301      $  66,384
                                     	      =========      ==========
Note 13 - Subsequent Event

      In October 2001, the Company initiated a modest share buy-back program, whereby the Company may repurchase its own stock on a periodic basis. There have been no purchases as of the date of this report.








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


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Six of our directors were elected to serve for one year at our Annual meeting of the shareholders held on January 30, 2001. John Kane was appointed to the board in conjunction with his appointment as CEO on August 1, 2001, at our quarterly board of directors meeting. All directors will hold office until their successors are elected at the next annual meeting of the shareholders.

     Our executive officers and directors, and their ages at December 18, 2001, are as follows:

Name                               Age       Position
----                               ---       --------
James Saltzman                     57        Chairman of the Board
John Kane                          50        President and CEO, Director,
                                              Treasurer
Gen. Charles J. Searock, Jr.
  (USAF Ret)                  	65        Director, Secretary
Jan Melles                          61        Director
Nathan Schwartz                     41        Director
Dr. Peter P. Bihuniak               52        Director
Robert Lear                         56        Director
Bruce Leonetti                      47        Vice President

     None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2001 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

     James Saltzman, Chairman, 56, has been a member of the Board since February 1998. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments. He served as a director of Xyvision, Inc., a publicly held company that develops, markets, integrates and supports content management and publishing software, since 1992, and was Chairman of the Board of such company from February 1994 to February 1995. On September 19, 2001, in the matter of Securities and Exchange Commission v. James S. Saltzman, Civil Action No. 00-CV-2468 in the United States District Court for the Eastern District of Pennsylvania, Saltzman consented, without admitting or denying the allegations of the Commission's Complaint, to the entry of a Final Judgment and Order in the case, to an order permanently enjoining him from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Section 206(2) of the Investment Advisers Act of 1940, and requiring him to pay disgorgement plus prejudgment interest in the amount of $1,920,340, and a civil penalty in the amount of $50,000. The Order was entered on September 19, 2001, by the Honorable Anita B. Brody.

     Also on January 31, 2001, the Commission instituted and simultaneously settled an Administrative Proceeding against Saltzman pursuant to Section 203(f) of the Advisers Act. Without admitting or denying the Commission's findings, Saltzman consented to the entry of an Order suspending him from association with any investment adviser for a period of twelve months. The basis for the Administrative Proceeding against Saltzman and the Commission's findings was the entry of the Final Judgment and Order in the District Court action.

     The Commission's Complaint in the District Court action alleged that from at least 1994 through February 4, 2000, Saltzman, as investment adviser to Saltzman Partners, violated the securities laws at issue by failing to disclose material information relating to loans to him by Saltzman Partners in annual financial statements of Saltzman Partners that were sent to the limited partners, namely, that he had taken out approximately $1.78 million in loans from Saltzman Partners, that by 1999 the loans amounted to approximately 20% of Saltzman Partners' assets, and that the loans violated specific terms of the loan provisions in the governing Partnership Agreement and Private Placement Memorandum. Prior to the entry of the Final Judgment and Order, Saltzman fully repaid with interest the loans he had taken from Saltzman Partners, thus satisfying the Order of disgorgement by the District Court.

     John Kane, 50, President and CEO, Treasurer, has been with Dynasil Corporation since January 1997. On December 1, 2000 he was appointed President of the Company and assumed primary responsibility for the day-to-day operations. He took on the additional position of CEO on August 1, 2001. Prior to his appointment as President Mr. Kane served as the Chief Financial Officer of the Company. Preceding joining the Company he spent three years as an independent financial consultant, primarily engaged in the design and implementation of accounting systems. He was the Chief Financial Officer of Delaware River Stevedores, Inc. from 1985 to 1993. Mr. Kane earned a B.B.A in accounting from Temple University in 1975, and is a certified public accountant.

     Lt. General Charles J. Searock, Jr. (USAF Ret), 65, Secretary of the Corporation, has been a director of the Corporation since February 1996, was President and CEO of the Corporation from 1996 to December 1, 2000, and currently serves as Secretary. General Searock retired from the United States Air Force in 1993 after 37 years of active duty, having received numerous military decorations. Prior to joining Dynasil, he was executive Vice President of Aero Development Corporation from 1993 to 1996. General Searock earned a BA in General Education from the University of Nebraska in 1962, and a Masters degree in Management from Central Michigan University in 1975.

     Jan Melles, 61, has been a member of the Board of Directors of the Company since February 1996. Since 1991, Mr. Melles has been President and sole shareholder of Photonics Investments, bv, which is engaged in investments in, and mergers and acquisitions of, photonics companies. From 1988 to 1992, he served as Chief Executive Officer of Melles Griot, Inc., a division of J. Bibby & Sons, PLC. Mr. Melles co-founded Melles Griot, Inc. in 1969 and sold it to J. Bibby & Sons, PLC in 1988. Mr. Melles also serves as a director of Gooch and Housego, PLC, a publicly held company. Mr. Melles received a B.S. in electrical engineering from the Higher Maritime College in Amsterdam, The Netherlands, in 1961.

     Nathan Schwartz, 41, has been a member of the Board since February 1996. He is an attorney and financial advisor, providing legal and financial advice to numerous financial service clients since 1992. Mr. Schwartz earned a B.A. in History from Kenyon College in 1982, an Masters in Public/Private Management from Columbia University in 1986, and a J.D. from the University of Pittsburgh in 1989.

    Dr. Peter P. Bihuniak, 52, has been a member of the Board since February 1997. He has held his current position of Vice President of Technology for BPSolar since 1998. From 1995 to 1997, he served as Director of Research and Development of Pilkington, Libbey-Owens-Ford in Toledo, Ohio, directing invention and development efforts for high performance flat glass. From 1988 to 1995, Dr. Bihuniak served in various positions with PPG Industries, Inc., one of the major producers of flat and fabricated flat glass products, serving most recently as General Manager, Flat Glass Specialty Products Division. Prior to that, he was with General Electric, Lighting Products where he was responsible for Materials Technology. He began his career with Corning where he held a number of technical and technology management positions in various specialty materials, including synthetic silicas and optical wave-guides. He received his B.S, Summa cum Laude from Rutgers University, his M.S. from the University of California at Berkeley and his PhD from Alfred University.

     Robert Lear, 56, has been a member of the Board since February 1998. He is President and CEO of Penn Independent Corporation, an Insurance Holding Company. He has held that position since September 1996 and previously served as Executive Vice President-Finance and Chief Financial Officer of that company for more than seven years. He was Vice President-Finance and Chief Financial Officer of Penn-America Group, Inc. from its formation in July 1993 until March 1995, and still serves Penn-America Group, Inc. as a director. Prior to joining Penn Independent, Mr. Lear had over 15 years of public accounting experience, specializing in the insurance industry. Mr. Lear is a certified public accountant.

     Bruce Leonetti, 47, Vice President - Sales and Marketing has been with Dynasil Corporation since January 1999. He previously served in the same position with the Company for 14 years prior to 1993 when he left for a position as a development officer for the Engineering School at the University of Pennsylvania. Mr. Leonetti earned a B.A. in Political Science from the University of Pennsylvania in 1976.



 ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                         Securities    Long-
Name and                                               Annual       Restricted       Underlying    Term      All other
Principle                                              Compen-        Stock            Options    Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Charles J.     2001    118,938
Searock,       2000    147,116
CEO  *         1999    122,703
Secretary


John           2001     114,122    18,565
Kane,   *      2000     100,327
President      1999      83,339                             2,625
Treasurer,



Bruce          2001      89,000     4,187
Leonetti,      2000      90,712
VP             1999      65,042


* Effective July 31, 2001, Charles J. Searock relinquished the position of CEO, and on August 1, 2001 John Kane assumed such position.

Employment Agreements

     The three-year employment agreement with Gen. Charles J. Searock, Jr. (Ret.), Chief Executive Officer and Secretary, which commenced on December 1, 1996 was renewed for an additional one-year term on December 1, 1999, and extended until July 31, 2001. Under the employment agreement, as amended pursuant to the extension, Gen. Searock agreed to work for us full time as CEO, and received an annual base salary of $125,000. Gen. Searock's agreement also provided for an annual bonus at the discretion of our Board of Directors. The agreement also provided for a 401(k) pension plan, health insurance benefits and contains three-year non-competition provisions that prohibit him from competing with us. Gen. Searock retired on July 31, 2001, and the agreement terminated according to its terms. Gen. Searock is currently the acting Secretary of the Corporation.

The current employment agreement with John Kane, President, Chief Financial Officer and Treasurer, commenced on December 1, 2000 and will continue for a three-year period, after which the agreement will automatically renew for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Kane has agreed to work for us full time, and receives an annual base salary of $110,000. Mr. Kane's agreement also provides for performance bonuses, and an additional annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contains eighteen-month non-competition provisions that prohibit him from competing with us. Mr. Kane assumed the position of CEO on August 1, 2001, at no additional consideration.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2001 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Saltzman Partners (2)             587,615                       24.57%
           621 East Germantown Pike
           Suite 105
           Plymouth Valley PA  19401

Common     James Saltzman(3)                 127,370                        5.13%
           621 East Germantown Pike
           Suite 105
           Plymouth Valley PA  19401

Common     Gen. Charles J. Searock,          146,430                        5.96%
           Jr. (USAF Ret) (4)
           39 Tee Pee Court
           Medford, NJ   08055

Common     Jan Melles(5)                     119,500                        4.86%
           9 Riverside Road
           Laguna Niguel, CA   92677

Common     Nathan Schwartz(6)                 86,394                        3.51%
           621 East Germantown Pike
           Suite 105
           Plymouth Valley, PA 19401

Common     Dr. Peter P. Bihuniak(7)           79,000                        3.20%
           631 Scenic Circle
           Holland, OH   43528

Common     Robert Lear(8)                    236,236                        9.60%
           420 South York Road
           Hatboro, PA   19040

Common     John Kane(9)                      60,425                         2.47%
           149 Plowshare Road
           Norristown, PA  19403

Common     Bruce Leonetti (10)               55,300                        2.27%
           200 Birdwood Avenue
           Haddonfield, NJ   08033

All Officers and Directors
as a Group                                  910,655                       31.03%

------------

(1) The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on November 30, 2001 was 2,391,603.


(2) James Saltzman disclaims beneficial ownership of the 587,615 shares owned by Saltzman Partners.

(3) Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share and options to purchase 90,000 shares of the Company's common stock at $1.50 per share.

(4) Includes options to purchase 3,000 shares of the Company's common stock at $1.17 per share and options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(5) Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(6) Includes options to purchase 3,000 shares of the Company's common stock at $4.25 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(7) Includes options to purchase 10,000 shares of the Company's common stock at $3.00 per share, options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(8) Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share ; also includes 167,236 shares owned by Penn Independent Corporation, for which Mr. Lear disclaims beneficial ownership.

(9) Includes options to purchase 5,500 shares of the Company's common stock at $2.65 per share and options to purchase 45,000 shares of the Company's stock at $1.50 per share.

(10) Includes options to purchase 45,000 shares of the Company's stock at $1.50 per share.


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

10.03* 1996 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.04* 1999 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.05* Employee Stock Purchase Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.06* Employment Agreement of John Kane dated December 1, 2000, filed December 28, 2000

10.07+       Audit Committee Charter

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999


* Incorporated herein by reference
+ Filed herewith


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA


BY:      /s/ John Kane
        ---------------------------------
        John Kane, President, CEO, Treasurer,
        And Principal Accounting Officer

DATED:  December 28, 2001
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 Signature                        Title                          Date
---------                        -----                          ----

BY: /s/ James Saltzman           Chairman of the Board of       December 28, 2001
    ---------------------        Directors                      ----------------
    James Saltzman

BY: /s/ Charles J. Searock Jr.   Secretary                      December 28, 2001
    --------------------------                                  ----------------
    Charles J. Searock, Jr.

BY: /s/ John Kane                President, CEO and             December 28, 2001
    ---------------------        Treasurer (Principal           -----------------
    John Kane                    Financial Officer and
                                 Principal Accounting Officer)

BY: /s/ Jan Melles               Director                       December 28, 2001
    ---------------------                                       -----------------
    Jan Melles

BY:                              Director
    ---------------------                                       -----------------
    Nathan Schwartz

BY: /s/ Peter P. Bihuniak        Director                       December 28, 2001
    ---------------------                                       -----------------
    Dr. Peter P. Bihuniak

BY: /s/ Robert Lear              Director                       December 28, 2001
    ---------------------                                       -----------------
    Robert Lear