Form 10QSB
period 2001-12-31
DYNASIL CORP OF AMERICA
filed 2002-02-13
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

The Company had 2,391,603 shares of common stock, par value $.0005 per share, outstanding as of January 31, 2002.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             DECEMBER 31, 2001 AND SEPTEMBER 30, 2001                    1

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000		 2

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000		 3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			 4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS				 7

PART II.  OTHER INFORMATION								11

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K					11

      SIGNATURES										12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                           PAGE 1
(UNAUDITED)
                                     ASSETS

                                                          December 31       September 30
                                                               2001            2001
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 406,489       $ 473,385
   Accounts receivable                                        418,214         469,030
   Inventory                                                  748,658         768,707
   Other current assets                                        41,848          26,577
                                                           ----------      ----------
        Total current assets                                1,615,209       1,737,699

Property, Plant and Equipment, net                          1,679,614       1,701,730

Other assets
   Restricted Cash                                            200,000         200,000
   Other assets                                                18,021          18,873
                                                           ----------      ----------
        Total Assets                                       $3,512,844      $3,658,302
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $411,493        $419,493
   Accounts payable                                           201,351         139,736
   Accrued expenses                                            54,421         120,527
                                                           ----------      ----------
        Total current liabilities                             667,265         679,756

Long-term Debt, net                                         1,064,378       1,116,187

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,032,227 and 3,018,383 shares issued
    2,391,603 and 2,377,759 shares outstanding                  1,516           1,509
   Additional paid in capital                               1,086,435       1,082,542
   Retained earnings                                        1,652,553       1,737,611
                                                           ----------      ----------
                                                            2,740,504       2,821,662

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,781,201       1,862,359
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,512,844      $3,658,302
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS                                PAGE 2
(UNAUDITED)


                                                           Three Months Ended
                                                   	 	December 31
                                                           2001          2000
                             				 --------     ---------
Sales                                                  $  638,581    $1,317,617
Cost of Sales                             		  545,029       918,535
                                        		 --------      --------
Gross profit                              		   93,552       399,082
Selling, general and administrative        		  157,524       192,974
                                         		 --------      --------
Income (loss) from Operations               		  (63,972)      206,108


Interest expense - net                  		 ( 21,086)     ( 44,315)
                                                         --------      --------
Income (loss) before Income Taxes                        ( 85,058)      161,793

Income Taxes                                                    0             0
                                         		 --------      --------
Net income (loss)                                      $ ( 85,058)    $ 161,793
                                         		 ========      ========

Net income (loss) per share
  Basic                                   		 $ ( 0.04)     $   0.07
  Diluted                                 		 $ ( 0.04)     $   0.07

Weighted average shares outstanding      		2,387,856     2,356,738


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                PAGE 3
(UNAUDITED)


                                                                    Three Months Ended
                                                                         December 31
                                                                  2001              2000
                                                              ----------       -----------

Cash flows from operating activities:
    Net income (loss)                                          $( 85,058)        $  161,793
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                               83,100             83,745
       Amortization expense                                          852                852
  Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                      50,816           ( 96,724)
         Inventories                                              20,049             43,376
         Prepaid expenses and other current assets              ( 15,271)             4,376
       Other assets                                                	                     0
       Increase (decrease) in:
         Accounts payable                                         61,615             62,538
         Accrued expenses                                        (66,107)           (14,277)
                                                               ---------        -----------
Net cash provided by operating activities                         49,996            245,679
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment               ( 60,983)           ( 8,615)
                                                               ---------        -----------
Net cash (used in) investing activities                         ( 60,983)           ( 8,615)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                      3,900                132
     Repayments of long-term debt                               ( 59,809)          ( 40,579)
                                                               ---------        -----------
Net cash (used in) financing activities                         ( 55,909)           (40,447)
                                                               ---------        -----------
Net increase (decrease) in cash                                  (66,896)           196,617
Cash - beginning of period                                       473,385            249,695
                                                               ---------        -----------
Cash - end of period                                           $ 406,489          $ 446,312
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           PAGE 4
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2001 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2001 and the consolidated statements of operations and cash flows for the three months ended December 31, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2001 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 Annual Report on Form 10-KSB previously filed by the Company.

2. Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                                 December 31, 2001        September 30, 2001
                                 -----------------       ------------------
        Raw Materials                $ 337,065             $ 379,899
        Work-in-Process                251,644               224,739
        Finished Goods                 159,949               164,069
                                       -------               -------
                                     $ 748,658             $ 768,707
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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Sales were $638,581 for the three months ended December 31, 2001, a decrease of 51.5% over sales of $1,317,617, for the three months ended December 31, 2000. The decrease in sales is a result of the continued slow down of our traditional optics market, including the semiconductor and telecommunications industries.

     Cost of sales were $545,029, or 85.3% of sales, for the three months ended December 31, 2001 and $918,535, or 69.7% of sales, for the three months ended December 31, 2000. The substantial increase in cost can be attributed to a unique situation during the quarter. Necessary repairs required us to shut down our furnaces for most of the quarter. Loss of production had a two-fold effect: (1) no inventory to spread fixed cost over and (2) need to procure material from an outside source. Both had the effect to increase our cost of sales for the quarter. The work on the furnaces was completed in January and production has resumed.

     Gross profit decreased to $93,552, or 14.7% of sales, for the three months ended December 31, 2001. This is a decrease of $305,530, or 76.5%, over the $399,082 gross profit for the three months ended December 31, 2000. See above discussion for explanation of decrease.

     Selling, general and administrative expenses were $157,524, or 24.6% of sales, for the three months ended December 31, 2001. This is a decrease of $35,450, over the three months ended December 31, 2000 when expenses were $192,974, or 14.6% of sales. The decrease of $35,450 is primarily related to reduced wages as a result of reduced manpower and the elimination of bonuses for the current quarter.

     Interest expense decreased to $21,086 for the three months ended December 31, 2001, from $44,315 for the three months ended December 31, 2000. The lower interest expense is a direct result of reducing and restructuring our debt during fiscal year 2001, as discussed in previous filings, and lower overall interest rates.


     The net loss of $85,058 for the three months ended December 31, 2001, compared to earnings of $161,793, for the three months ended December 31, 2000, generated a loss per share of $0.04, for the three months ended December 31, 2001 compared to income per share of $0.07 for the three months ended December 31, 2000.

     The Company has no provision for income taxes for either period in 2001 or 2000. As of September 30, 2001, we have approximately $585,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2019. In addition, the Company has approximately $17,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2007.


Liquidity and Capital Resources

     Cash decreased by $66,896 for the three months ended December 31,2001. Cash provided from operations of $49,996 was primarily used to reduce debt by $59,809 and acquire property plant and equipment for $60,983.

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


DYNASIL CORPORATION OF AMERICA


BY:    /s/ John Kane                            DATED:    February 14,2002
     ---------------------------------                    -----------------
     John Kane,
     President, CEO, Treasurer, Chief Financial
     Officer and Principal Accounting Officer