Form 10QSB
period 2002-03-31
DYNASIL CORP OF AMERICA
filed 2002-05-13
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The Company had 2,395,207 shares of common stock, par value $.0005 per share, outstanding as of April 30, 2002.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             MARCH 31, 2002 AND SEPTEMBER 30, 2001                       3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001	 4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2002 AND 2001                        5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                        7

PART II.  OTHER INFORMATION                                              9

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                            9

      SIGNATURES                                                         10

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                                            March 31     September 30
                                                               2002            2001
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 335,672       $ 473,385
   Accounts receivable                                        397,277         469,030
   Inventory                                                  714,471         768,707
   Other current assets                                        50,071          26,577
                                                           ----------      ----------
        Total current assets                                1,497,491       1,737,699

Property, Plant and Equipment, net                          1,684,228       1,701,730

Other Assets
                Restricted cash                               200,000         200,000
Other Assets                                                   17,169          18,873
                                                           ----------      ----------
        Total Assets                                       $3,398,888      $3,658,302
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $410,046        $419,493
   Accounts payable                                           142,288         139,736
   Accrued expenses                                            84,252         120,527
                                                           ----------      ----------
        Total current liabilities                             636,586         679,756

Long-term Debt, net                                         1,014,015       1,116,187

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,035,831 and 3,018,383 shares issued
    2,395,207 and 2,377,759 shares outstanding                  1,518           1,509
   Additional paid in capital                               1,087,713       1,082,542
   Retained earnings                                        1,618,359       1,737,611
                                                           ----------      ----------
                                                            2,707,590       2,821,662

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                          1,748,287       1,862,359
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,398,888      $3,658,302
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended  		  Six Months Ended
                                       	        March 31			       March 31
                                            2002        2001               2002         2001
                                        ----------    ---------         ----------   ----------
Sales                                   $  767,627   $1,386,744         $1,406,209   $2,704,361
Cost of Sales                              604,233      956,296          1,149,262    1,874,832
                                        ----------     --------         ----------   ----------
Gross profit                           	   163,394      430,448		   256,947     829,529
Selling, general and administrative        179,399      222,371            336,926     415,346
                                        ----------    ---------         ----------  ----------
Income (loss) from Operations             ( 16,005)     208,077           ( 79,979)    414,183

Other income (expense)
     Interest expense - net            	  ( 18,189)    ( 41,410)	   (39,273)    (85,726)
          Other Income (Expense)                 0            0                  0           0
                                        ----------    ---------         ----------  ----------
Income (loss) before Income Taxes         ( 34,194)     166,667          ( 119,252)    328,457

Income Tax                                       0            0                  0           0
                                        ----------    ---------         ----------  ----------
Net income (loss)                        ( $34,194)    $166,667          ($119,252)  $ 328,457
                                         =========     ========         =========== ==========

Net income (loss) per share
  Basic                                 (   $0.01)    $    0.07		 (   $0.05)	 $    0.14
  Diluted                               (   $0.01)    $    0.07 	 (   $0.05)	 $    0.14

Weighted average shares outstanding     2,392,415     2,369,368		 2,390,136	 2,363,053



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Six Months Ended
                                                                         March 31
                                                                  2002              2001
                                                              ----------       -----------

Cash flows from operating activities:
    Net income (loss)                                         ($ 119,252)       $   328,457
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation                                              166,198            167,490
       Amortization expense                                        1,704              1,704
  Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                      71,753           (218,185)
         Inventories                                              54,236            (22,115)
         Prepaid expenses and other current assets               (23,494)           (13,424)
       Other assets                                                    0             (3,925)
       Increase (decrease) in:
         Accounts payable                                          2,552            211,235
         Accrued expenses                                        (36,276)           (43,217)
                                                               ---------        -----------
Net cash provided by operating activities                        117,421            408,020
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment               (148,698)           (71,657)
          Increase in restricted cash                                  0           (200,000)
                                                               ---------        -----------
Net cash used in investing activities                           (148,698)          (271,657)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                      5,182             16,952
          Proceeds from Bank Debt                                      0            200,000
     Repayments of long-term debt                               (111,619)          (331,159)
                                                               ---------        -----------
Net cash used in financing activities                           (106,437)          (114,207)
                                                               ---------        -----------
Net increase (decrease) in cash                                 (137,714)            22,156
Cash - beginning of period                                       473,386            249,695
                                                               ---------        -----------
Cash - end of period                                           $ 335,672          $ 271,851
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2001 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations and cash flows for the six months ended March 31, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2002 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   March 31, 2002        September 30, 2001
                                 -----------------       ------------------
        Raw Materials                  267,943               379,899
        Work-in-Process                282,330               224,739
        Finished Goods                 164,198               164,069
                                       -------               -------
                                       714,471               768,707
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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues for the three months ended March 31, 2002 were $767,627, a decrease of 44.7% over revenues of $1,386,744 for the three months ended March 31,2001. Revenues for the six-months ended March 31, 2002 were $1,406,209 a decrease of 48.0% over revenues of $2,704,361 for the six-months ended March 31,2001. The continued slowdown in the semi-conductor and telecommunications industries has had a strong adverse effect on demand for synthetic fused silica. We do not anticipate any significant improvement in demand at least through the next quarter.

     Cost of sales for the three months ended March 31, 2002 were $604,233, or 78.7% of sales, a decrease of $352,063 over the three months ended March 31, 2001 of $956,296, or 68.9% of sales. Cost of sales for the six-months ended March 31, 2002 were $1,149,262, or 81.7% of sales, a decrease of $725,570 over the six-months ended March 31, 2001 of $1,874,832 or 69.3% of sales. The increase in cost of sales as a percentage of sales is directly related to the low sales volume coupled with our high fixed cost. Management has been and will continue to concentrate on reducing these cost to bring them in line with the reduced sales volumes.

     Gross profit for the three months ended March 31, 2002 was $163,394, or 21.3% of sales, a decrease of $267,054 over the three months ended March 31, 2001 of $430,448, or 31.1% of sales. Gross profit for the six months ended March 31, 2002 was $256,947, or 18.3% of sales, a decrease of $572,582 over the six months ended March 31, 2001 of $829,529, or 30.7% of sales.

     Selling, general and administrative expenses for the three months ended March 31, 2002 were $179,399 or 23.4% of sales, a decrease of $42,972 over the three months ended March 31, 2001 of $222,371, or 16.0% of sales. Selling, general and administrative expenses for the six months ended March 31, 2002 were $336,926, or 23.9% of sales, a decrease of $78,420 over the six months ended March 31, 2001 of $415,346, or 15.4% of sales. Reductions of $80,536 in employee cost were the major component of the year-to-date drop in selling, general and administrative expenses.


     Interest expense for the three months ended March 31, 2002 was $18,189, a decrease of $23,221 over the three months ended March 31, 2001 of $41,410. Interest expense for the six months ended March 31, 2002 was $39,273, a decrease of $46,453 over the six months ended March 31, 2001 of $85,726. The decrease in interest expense is related to the reduction and restructuring of our debt as mentioned in previous filings. Since March 31, 2001 total debt has been reduced by $335,824, in addition to the restructuring of $200,000 at lower rates. (See and Liquidity and Capital Resources section)

     Net loss for the three months ended March 31, 2002 was $34,194, or negative $.01 in basic loss per share, a decrease of $200,861 over the net income for the three months ended March 31, 2001 of $166,667, or $.07 in basic earnings per share. Net loss for the six months ended March 31, 2002 was $119,252, or negative $.05 in basic loss per share, a decrease of $447,711 over the six months ended March 31, 2001 of net income of $328,457, or $.14 in basic earnings per share.

The Company has no provision for income taxes for either period in 2002 or 2001. As of September 30, 2001, we have approximately $585,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2019. In addition, the Company has approximately $17,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2007.


<7>

Liquidity and Capital Resources

     Cash decreased by $137,714 for the six months ended March 31,2002. Cash provided from operations of $117,421 was primarily used to reduce debt by $111,619 and acquire property plant and equipment for $148,698.

In March 2001 management negotiated a $200,000 three-year term note with Premier Bank at 7.25% interest, collateralized by $200,000 of certificates of deposit earning 5.12% interest. The funds were used to pay off $200,000 of subordinated debt at 12% interest that was due in December 2001.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations, is sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures in the next six to nine months. Any business expansion will require the Company to seek additional debt or equity financing.


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


DYNASIL CORPORATION OF AMERICA


BY:       /s/ John Kane				     	DATED:    May   , 2002
        ---------------------------------               --------------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
          Officer and Principal Accounting Officer