Form 10QSB
period 2002-06-30
DYNASIL CORP OF AMERICA
filed 2002-08-12
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The Company had 2,397,860 shares of common stock, par value $.0005 per share, outstanding as of July 31, 2002.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             JUNE 30, 2002 AND SEPTEMBER 30, 2001                        3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001	 4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED JUNE 30, 2002 AND 2001                         5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                        7

PART II.  OTHER INFORMATION								 9

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                            9

      SIGNATURES                                                         10-11

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                                         	 June 30	 September 30
                                                               2002            2001
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 156,880       $ 473,385
   Accounts receivable                                        300,168         469,030
   Inventory                                                  624,378         768,707
   Other current assets                                        39,187          26,577
                                                           ----------      ----------
        Total current assets                                1,120,613       1,737,699

Property, Plant and Equipment, net                            926,671       1,701,730

Other Assets
		Restricted cash					 	  200,000         200,000
Other Assets                                             	   16,317          18,873
                                                           ----------      ----------
        Total Assets                                       $2,263,601      $3,658,302
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $202,205        $419,493
   Accounts payable                                           101,794         139,736
   Accrued expenses                                            84,377         120,527
                                                           ----------      ----------
        Total current liabilities                             388,376         679,756

Long-term Debt, net                                           965,946       1,116,187

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,036,171 and 3,018,383 shares issued
    2,395,547 and 2,377,759 shares outstanding                  1,518           1,509
   Additional paid in capital                               1,087,713       1,082,542
   Retained earnings                                          779,351       1,737,611
                                                           ----------      ----------
                                                            1,868,582       2,821,662

   Less 640,624 shares in treasury - at cost                 (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                            909,279       1,862,359
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $2,263,601      $3,658,302
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended                 Nine Months Ended
                                               June 30                            June 30
                                          2002          2001                 2002            2001
                                        ----------    ---------           ----------      ----------
Sales                                 $   651,281   $1,321,187           $2,057,490      $4,025,547
Cost of Sales                             623,289      909,800            1,772,553       2,784,630
                                        ----------    ---------           ----------      ----------
Gross profit                               27,992      411,387              284,937       1,240,917

Selling, general and administrative       174,223      234,241              511,146         649,588

Asset impairment                        ( 677,676)                         ( 677,676)
                                        ----------   ---------             ----------     ----------
Income (loss) from Operations           ( 823,907)     177,146             ( 903,885)       591,329

Other income (expense)
     Interest expense - net             (  15,102)   (  30,571)             ( 54,377)     ( 116,297)
          Other charges                         0    ( 175,000)                    0      ( 175,000)
          Loss on disposal of asset             0    (  57,911)                    0      (  57,911)
                                        ----------   ---------             ----------     ----------
Income (loss) before Income Taxes       ( 839,009)   (  86,336)            ( 958,262)       242,121

Income Taxes                                    0            0                     0              0
                                        ----------   ---------             ----------     ----------
Net income (loss)                       ($839,009)   ( $86,336)            ($958,262)     $ 242,121
                                         =========   ==========           ===========     ==========

Net income (loss) per share
  Basic                                 (   $0.35)    $ ( 0.04)		 (   $0.40)	 $    0.10
  Diluted                               (   $0.35)    $ ( 0.04)          (   $0.40)      $    0.10

Weighted average shares outstanding      2,395,514    2,372,481             2,391,928     2,366,236



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Nine Months Ended
                                                                         June 30
                                                                  2002              2001
                                                              ----------       -----------

Cash flows from operating activities:
    Net income (loss)                                         ($ 958,262)       $   242,121
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation                                              249,300            233,166
       Amortization expense                                        2,556              2,556
            Asset impairment                                     677,676                  0
            Loss on disposal of asset                                  0             57,900
      (Increase) decrease in:
         Accounts receivable                                     168,862             17,693
         Inventories                                             144,329            125,586
         Prepaid expenses and other current assets               (12,610)           ( 1,856)
         Other assets                                                  0            ( 1,147)
       Increase (decrease) in:
         Accounts payable                                        (37,942)             3,500
         Accrued expenses                                        (36,151)            15,393
                                                               ---------        -----------
Net cash provided by operating activities                        197,758            694,912
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment               (151,917)           (95,201)
          Increase in restricted cash                                  0           (200,000)
                                                               ---------        -----------
Net cash used in investing activities                           (151,917)          (295,201)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                                      5,182             17,081
          Proceeds from Bank Debt                                      0            200,000
     Repayments of long-term debt                               (367,529)          (504,933)
                                                               ---------        -----------
Net cash used in financing activities                           (362,347)          (287,852)
                                                               ---------        -----------
Net increase (decrease) in cash                                 (316,506)           111,859
Cash - beginning of period                                       473,386            249,695
                                                               ---------        -----------
Cash - end of period                                           $ 156,880          $ 361,554
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2001 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2002 and the consolidated statements of operations and cash flows for the nine months ended June 30, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2002 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                    June 30, 2002        September 30, 2001
                                 -----------------       ------------------
        Raw Materials                  290,933               379,899
        Work-in-Process                180,116               224,739
        Finished Goods                 153,329               164,069
                                       -------               -------
                                       624,378               768,707
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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues for the three months ended June 30, 2002 were $651,281, a decrease of 50.7% over revenues of $1,321,187 for the three months ended June 30, 2001. Revenues for the nine-months ended June 30, 2002 were $2,057,490 a decrease of 48.9% over revenues of $4,025,490 for the nine-months ended June 31, 2001.The Company continues to feel the effect of the continued slowdown in the semi-conductor and telecommunications industries. We do not anticipate any significant improvement in demand at least through the next quarter.

     Cost of sales for the three months ended June 30, 2002 were $623,289, or 95.7% of sales, a decrease of $286,511 over the three months ended June 30, 2001 of $909,800, or 68.8% of sales. Cost of sales for the nine-months ended June 30, 2002 were $1,772,553, or 86.1% of sales, a decrease of $1,012,077 over the nine-months ended June 30, 2001 of $2,784,630 or 69.1% of sales. The reduced demand for synthetic fused silica required management, in an effort to avoid accumulating excess inventory, to reduce output from the existing furnaces. The unabsorbed overhead, as a result of the reduced production, had a direct effect on the higher than normal cost of sales. Management has taken steps to reduce cost related to manufacturing so that going forward our cost structure will be more in line with our production levels.

     Gross profit for the three months ended June 30, 2002 was $27,992, or 4.3% of sales, a decrease of $383,395 over the three months ended June 30, 2001 of $411,387, or 31.1% of sales. Gross profit for the nine months ended June 30, 2002 was $284,937, or 13.8% of sales, a decrease of $955,980 over the nine months ended June 30, 2001 of $1,240,917, or 30.8% of sales.

Asset impairment charges of $677,676 were required to bring the carrying value of the production furnaces in line with their market value. The combination of reduced demand and substantially reduced market pricing for synthetic fused silica required management to recognize the impairment.

     Selling, general and administrative expenses for the three months ended June 30, 2002 were $174,223 or 26.7% of sales, a decrease of $60,018 over the three months ended June 30, 2001 of $234,241, or 17.7% of sales. Selling, general and administrative expenses for the nine months ended June 30, 2002 were $511,146, or 24.8% of sales, a decrease of $138,442 over the nine months ended June 30, 2001 of $649,588, or 16.2% of sales. Reductions of $135,000 in employee cost were the major component of the year-to-date drop in selling, general and administrative expenses.

     Interest expense for the three months ended June 30, 2002 was $15,102, a decrease of $15,469 over the three months ended June 30, 2001 of $30,571. Interest expense for the nine months ended June 30, 2002 was $54,377, a decrease of $61,920 over the nine months ended June 30, 2001 of $116,297. The decrease in interest expense is related to the reduction and restructuring of our debt as mentioned in previous filings. Since June 30, 2001 total debt has been reduced by $417,960, in addition to the restructuring of $200,000 at lower rates. (See and Liquidity and Capital Resources section)

     Net loss for the three months ended June 30, 2002 was $839,009, or negative $.35 in diluted loss per share, a decrease of $752,673 over the net loss for the three months ended June 30, 2001 of $86,336, or $.04 in diluted loss per share. Net loss for the nine months ended June 30, 2002 was $958,262, or negative $.40 in diluted loss per share, a decrease of $1,200,383 over the nine months ended June 30, 2001 of net income of $242,121, or $.10 in diluted earnings per share.

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


Liquidity and Capital Resources

     Cash decreased by $316,506 for the nine months ended June 30,2002. Cash provided from operations of $197,758 was primarily used to reduce debt by $367,529 and acquire property plant and equipment for $151,917.

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


DYNASIL CORPORATION OF AMERICA


BY:       /s/ John Kane                          DATED:    August 12, 2002
        ---------------------------------                  ----------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
	    Officer and Principal Accounting Officer



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DYNASIL CORPORATION OF AMERICA (the "Company") on Form 10QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Kane, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ' 1350, as adopted pursuant to ' 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ John Kane

John Kane

Chief Executive Officer
August  12, 2002

                           CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynasil Corporation of America (the "Company") on Form 10QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Kane, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ' 1350, as adopted pursuant to ' 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Kane

John Kane

Chief Financial Officer
August  12, 2002