Form 10KSB
period 2002-09-30
DYNASIL CORP OF AMERICA
filed 2002-12-24
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2002

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $2,670,469

The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under
the symbol "DYSL".   The estimated aggregate market value of the voting and
non-voting stock held by non-affiliates of the registrant as of November 30, 2002 was $303,506. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $.14 per share on November 29, 2002.

The Company had 2,404,123 shares of common stock, par value $.0005 per share, outstanding as of November 30, 2002.

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

     We are a manufacturer and value added reseller of customized synthetic fused silica products. We also distribute fused quartz material that we obtain from a variety of sources. Our products are used primarily as components of optical instruments, lasers, analytical instruments, semiconductor/electronic devices, spacecraft/aircraft components, and in devices for the energy industry. These include:

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


     We presently have over 150 customers, with approximately 90% of our business being concentrated in our top 40 customers. Our five largest customers each accounted for approximately 8.0%, 7.3%, 6.7%, 6.6% and 6.3% respectively, of our revenues during fiscal year 2002. Generally, our customers provide purchase orders for a specific quantity and quality of fused silica. These purchase orders generally are filled with fused silica from inventory or manufactured to order. Orders are generally filled over a period ranging from one week to one year. The loss of any of these customers would likely have a material adverse effect on our business, financial condition and results of operations.

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

     Other than federal, state and local environmental laws, our manufacturing process is not subject to direct governmental regulation. Our manufacturing process, which includes storage of hazardous materials, is subject to a variety of federal, state and local environmental rules and regulations. We make extensive use of engineering consultants to provide the technical expertise to help ensure that our equipment is in compliance. Waste water and ground water testing is conducted quarterly by an engineering consultant, and the results are submitted directly to the appropriate regulating agencies. We are permitted to dispose of our wastewater through the Camden County Municipal Utilities Authority. We have a permit to use an air scrubber system, which is tested periodically. We successfully completed our compliance emission evaluation test in March 2000. We do not have a pending notice of violations and are aware of no potential violations. We train our employees in the proper handling of hazardous materials. There are no buried storage tanks on our property. A Phase I environmental audit, completed approximately two years ago, did not disclose any conditions requiring remediation. Our environmental compliance costs, when we are operating at full capacity, are approximately $300,000 per year.

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

     Our total work force consist of 17 employees; 3 administrative (including 1 part time employee), 2 sales, and 12 shop personnel. The shop currently is non-union.

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

                                  PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2001 and September 30, 2002 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       2001
       First              $1.50                 $1.1875
       Second              1.50                  1.1875
       Third               1.40                  1.40
       Fourth              0.75                  0.55

       2002
       First              $0.95                 $0.30
       Second              0.90                  0.45
       Third               0.51                  0.40
       Fourth              0.40                  0.13

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

As of September 30, 2002, there were 2,402,939 shares of common stock outstanding held by approximately 550 holders of record of the Common Stock of the Company (plus a small number of additional shareholders whose stock is held in street name and who have declined disclosure of such information).

The Company has paid no cash dividends since its inception. The Company presently intends to retain any future earnings for use in its business and does not presently intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

The Company adopted a Stock Incentive Plan that provides for, among other incentives, granting to officers, directors, employees and consultants options to purchase shares of our common stock up to a total of 1,350,000 shares. The 1,350,000 shares consist of three separate plan approvals. The first plan was approved in February 1996 for 450,000 shares, restated to reflect the stock splits of 1996. The second and third plans were for 450,000 shares each and were approved on January 1999 and January 2001. At September 30, 2002, 675,023 shares of common stock were reserved for issuance under the Plan. Options granted under the Plans are generally exercisable over a five-year period. To date, options have been granted at exercise prices ranging from $.56 to $4.25 per share. At September 30, 2002, 463,977 options were outstanding.

The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares had been reserved for issuance. Of these, 88,770 shares have been purchased by the employees at purchase prices ranging from $.11 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

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

     The steep downturn in demand in the semi-conductor and telecommunications industries had a severe adverse effect on the Company for the fiscal year 2002. We were faced with adjusting to an almost 50% reduction in sales from fiscal year 2001 to fiscal year 2002. In order to adjust to the reduction, significant cost savings measures had to be implemented. The most essential of these measures included manpower reductions and an evaluation of the carrying value of our production assets. Manpower was reduced by 25% and an asset impairment was incurred for $677,676 (see discussion under results of operations). We do not anticipate an increase in demand until the 2nd quarter 2003.


Results of Operations

          Sales for the fiscal year ended September 30, 2002 were $2,670,469. This represents a decrease of $2,223,625 or 45% from sales for the fiscal year ended September 20, 2001 of $4,894,094. The reduction in sales is a direct effect of the reduced demand for optical materials, as a result of the downturn in the semiconductor, telecommunications, laser and optics markets. The slow down in these industries has shown some signs of recovery, but the best estimate for significant movement should be no sooner than 2nd quarter 2003.

International sales continues to be an improving segment for the Company. For the fiscal year ended September 30, 2002 sales were $121,071 compared to fiscal year ended September 30, 2001 sales of $34,902. The increase of $86,169 is in part attributed to the addition of sales representatives in England and France, as well as increased demand from existing customers in Germany. We are actively pursuing representation in Asia and hope to have someone in place by mid 2003. We anticipate that the experienced increases over the past years in international sales will continue throughout 2003.

     Cost of sales increased, as a percentage of sales, to 82.5% for fiscal year 2002 from 70.5% of sales for fiscal year 2001. There were two major contributors to the significant percentage increase: low shipment volumes combined with high fixed cost and reduced production volumes. In the first quarter of the fiscal year we were forced to shut down our furnaces for repair work and had to supplement existing inventories with outside purchases. The added cost, in addition to our inability to spread our fixed cost over inventory produced, had the effect of increasing our cost of sales. When production resumed we were faced with a continued decline in demand forcing reductions in production volumes and an inability to reduce fixed cost.

     The high cost of our fixed overhead, in part related to the high carrying value of the production assets, forced us to evaluate our existing cost structure. We were also faced with considerable downward pressure on pricing, as a result of the decline in demand combined with the over abundance of product available. We reduced the number of running furnaces and adjusted the carrying value on the remaining ones, which resulted in an asset impairment charge of $677,676. Our inventory levels are sufficient to shut all furnaces down on an interim basis, until demand increases. We also have the ability to complement the inventory with outside purchases.

      Gross profit decreased to $468,409 or 17.5% of sales, for fiscal year 2002 from $1,444,985 or 29.5% of sales for fiscal year 2001. The decrease of $976,576, or 67.6%, is a direct result of a combination of decreased revenue and increased cost of sales, as a percentage of sales, as discussed above.

     Selling, general and administrative expenses decreased to $705,206 or 26.4% of sales, for fiscal year 2002 from $848,237 or 17.3% of sales, for fiscal year 2001. The decrease of $143,031 was related primarily to the decrease in salaries and related benefit cost.

     Interest Expense-net, decreased to $68,365 or 2.6% of sales for fiscal year 2002 from $144,490 or 2.9% of sales for fiscal year 2001. The decrease of $76,125 was the result of debt decreasing overall by $419,493, improved interest rates in the market and the positive effect of a greatly improved cash position.

The Company lost $982,838 for the year ended September 30, 2002 compared to net income of $219,347 for the fiscal year ended September 30, 2001.

     The Company has no provisions for income taxes for either fiscal 2002 or 2001. As of September 30, 2002 we have approximately $880,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $337,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2008.


Liquidity and Capital Resources

     Net cash provided by operating activities decreased to $272,294 for fiscal year 2002, from $871,859 for fiscal year 2001. The decrease of $599,565 was due primarily to the change from operating loss of $982,838 in fiscal year 2002 compared to operating income of $219,347 in fiscal year 2001.

     Cash flows used in investing activities decreased to $160,739 for fiscal year 2002, from $313,048 for fiscal year 2001. Cash used in investing activities for fiscal year 2002 were for the purchase of property, plant and equipment.

Cash flows used in financing activities increased to $412,822 for fiscal year 2002, from $335,121 for fiscal year 2001. Cash used in financing activity for fiscal year 2002 was primarily used to reduce long-term debt.

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

ITEM 7.  FINANCIAL STATEMENTS



                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


HAEFELE, FLANAGAN & CO, p.c.

Moorestown, New Jersey
November 12, 2002

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS

                                                               2002            2001
                                                           ----------      ----------
Current assets
   Cash and cash equivalents                                $ 172,118      $  473,385
   Accounts receivable, net of allowance for doubtful
    accounts of $5,000 and $-0- for 2002 and 2001             343,227         469,030
   Inventories                                                581,104         768,707
   Prepaid expenses and other current assets                   40,567          26,577
                                                           ----------      ----------
        Total current assets                                1,137,016       1,737,699

Property, Plant and Equipment, net                            891,261       1,701,730

Other Assets
   Restricted cash                                            200,000         200,000
   Other assets                                                15,465          18,873
                                                           ----------       ----------
Total other assets                                            215,465         218,873
  ----------       ----------
        Total Assets                                       $2,243,742      $3,658,302
                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               2002            2001
                                                           ----------      ----------
Current Liabilities
   Current portion of long-term debt                        $ 202,477      $  419,493
   Accounts payable                                           163,903         139,736
   Accrued expenses and other current liabilities              77,460         120,527

                                                           ----------      ----------


        Total current liabilities                             443,840         679,756

Long-term Debt, net                                           913,710      1,116,187

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,043,563 and 3,018,383 shares issued,
    2,402,939 and 2,377,759 shares outstanding
    for 2002 and 2001, respectively                             1,522           1,509
   Additional paid in capital                               1,089,200       1,082,542
   Retained earnings                                          754,773       1,737,611
                                                           ----------      ----------
                                                            1,845,495       2,821,662

   Less 640,624 shares of treasury stock, at cost            (959,303)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                            886,192       1,862,359
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $2,243,742      $3,658,302
                                                           ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    2002            2001
                                                 ----------     ----------

Net sales                                       $2,670,469       $4,894,094
Cost of sales                                    2,202,060        3,449,109
                                                 ----------      ----------
Gross profit                                       468,409        1,444,985

Operating Expenses
  Selling, general and administrative              705,206          848,237
  Asset impairment                                 677,676              -0-
                                                 ----------       ----------
     Total operating expenses                    1,382,882          848,237
                                                 ----------       ----------

Income (loss) from operations                     (914,473)         596,748

Other income (expense)
     Interest expense, net                        ( 68,365)        (144,490)
     Other expense                                    -0-          (232,911)
                                                 ----------       ----------
     Total other expense                          ( 68,365)        (377,401)
                                                 ----------       ----------
Income (loss) before income taxes                 (982,838)         219,347

Income taxes                                         -0-              -0-
                                                 ----------       ----------
Net income (loss)                                $(982,838)        $219,347
                                                 ==========       ==========


Basic net income (loss) per common share          $   (0.41)      $     0.09
                                                 ===========      ===========
Diluted net income (loss) per common share        $   (0.41)      $     0.09
                                                 ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                        Additional
                                                                         Paid-in        Retained
                                              Shares       Amount        Capital        Earnings
                                              --------      ------      ----------      ----------

Balance, October 1, 2000                      2,997,292      $1,499      $1,062,309      $1,518,264

Issuance of shares of common stock under
 employee stock purchase plan                     5,591           2          3,551               0

Issuance of shares of common stock under
 stock option plan                               15,500           8          16,682              0

Net Income                                            0           0               0         219,347
                                              ---------       -----         -------       ---------
Balance, September 30, 2001                   3,018,383      $1,509      $1,082,542      $1,737,611

Issuance of shares of common stock under
 employee stock purchase plan                    25,180          13           6,658               0

Net loss                                              0           0               0       (982,838)
                                               ---------       -----       ---------       ---------
Balance, September 30, 2002                   3,043,563      $1,522      $1,089,200      $  754,773
                                               =========      ======      ==========      ==========

                                                     Treasury Stock             Total
                                                 -----------------------     Stockholders'
                                                  Shares        Amount          Equity
                                                  -------      ----------     -------------

Balance, October 1, 2000                          640,624      $(959,303)      $1,622,769

Issuance of shares of common stock under
 employee stock purchase plan                           0              0            3,553

Issuance of shares of common stock under
 stock option plan                                      0              0           16,690

Net Income                                              0              0          219,347
                                                  -------      ----------     -------------
Balance, September 30, 2001                       640,624      $(959,303)      $1,862,359


Issuance of shares of common stock under
 employee stock purchase plan                           0              0            6,671

Net loss                                                0              0         (982,838)
                                                  -------      ----------     ------------
Balance, September 30, 2002                       640,624      $(959,303)      $  886,192
                                                  =======      =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                  2002              2001
                                                               ---------        -----------

Cash flows from operating activities:
    Net income (loss)                                          $(982,838)      $    219,347
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
       Depreciation and amortization                             296,940            315,967
       Recyclable inventory write-off                                  0            175,000
Loss on project abandonment                                            0             57,911
Allowance for doubtful accounts                                    5,000                  0
Asset impairment                                                 677,676                  0
(Increase) decrease in:
         Accounts receivable                                     120,803            139,458
         Inventories                                             187,603           (34,484)
         Prepaid expenses and other current assets               (13,990)             6,019
       Increase (decrease) in:
         Accounts payable                                         24,167             37,865
         Accrued expenses and other current liabilities          (43,067)          (45,224)
                                                               ---------        -----------
Net cash provided by operating activities                        272,294            871,859
                                                               ---------        -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                 (160,739)         (111,301)
     Increase in restricted cash                                       0           (200,000)
     Other assets                                                      0            (1,747)
                                                               ---------        -----------
Net cash used in investing activities                           (160,739)         (313,048)
                                                               ---------        -----------
Cash flows from financing activities:
     Repayment of long-term debt                                (419,493)         (555,364)
     Proceeds from long-term debt                                      0            200,000
     Issuance of common stock                                      6,671             20,243
                                                               ---------        -----------
Net cash used in financing activities                           (412,822)         (335,121)
                                                               ---------        -----------
Net increase (decrease) in cash and cash equivalents            (301,267)           223,690
Cash and equivalents, beginning                                  473,385            249,695
                                                               ---------        -----------
Cash and equivalents, ending                                   $ 172,118        $   473,385
                                                               =========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 1- Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly owned subsidiaries, Dynasil International Incorporated and Hibshman Corporation. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company records sales revenue upon shipment to customers as the terms are generally FOB shipping point at which time title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonable assured. Returns of products shipped are and have historically not been material.

Shipping and Handling Costs

         The Company includes shipping and handling fees billed to customers in sales and shipping and handling costs incurred in cost of sales.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 1   Summary of Significant Accounting Policies (continued)

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

The estimated useful lives of assets for financial reporting purposes are as follows: building and improvements, 10 to 25 years; machinery and equipment, 5 to 10 years; office furniture and fixtures, 5 to 7 years; transportation equipment, 5 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, asset impairment charges of $677,676 and $0 were made to the carrying value of long-lived assets during the years ended September 30, 2002 and 2001. Additional disclosures are included in Note 4.

Other Assets

Other assets include deferred financing costs which are amortized using the straight-line method over 7 years. Amortization expense for the years ended September 30, 2002 and 2001 was $3,408 and $3,408. Accumulated amortization as of September 30, 2002 and 2001 was $14,200 and $10,792.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 1   Summary of Significant Accounting Policies (continued)

Advertising

The Company expenses all advertising as incurred. Advertising expense for the years ended September 30, 2002 and 2001 was $6,280 and $10,973.

Income Taxes

         Dynasil Corporation of America and its wholly owned subsidiaries file a consolidated federal income tax return.

The Company uses the asset and liability approach to account for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates, and tax laws, in the respective tax jurisdiction then in effect. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.

Earnings Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. Dilutive earnings per share gives effect to all dilutive potential common shares outstanding during the years ended September 30, 2002 and 2001. The computations of basic and diluted net income
(loss) per share are as follows:


                                     2002              2001

Net income (loss)                 $(982,838)          $219,347
                                  ==========          ========

Basic weighted average shares     2,394,302          2,368,579
Effect of dilutive securities:
  Common stock options                   0                   0
                                 ---------           ---------
                                 2,394,302           2,368,579
                                 =========           =========
Net income per share
  Basic                           ( $ 0.41 )             $ 0.09
  Diluted                         ( $ 0.41 )             $ 0.09

  Diluted net income (loss) per share excludes the impact of common stock options of 463,977 and 548,977 for 2002 and 2001, respectively, and common stock warrants of 0- and 6,450 for 2002 and 2001, since the exercise prices were greater than the average market price of the common shares and therefore, would have resulted in an antidilutive effect.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 1   Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" regarding disclosure of proforma information for stock based compensation. As permitted by Statement No. 123, the Company measures compensation cost using the intrinsic value based method currently prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the cost to acquire the stock. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents at various financial institutions in Pennsylvania. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2002, the Company's uninsured bank balances totaled $226,200. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs ongoing credit evaluations of it customers and generally requires no collateral from its customers. The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2002 and 2001, approximately $121,071 and $34,902 or 35% and 7% of the Company's accounts receivable are due from foreign sales.

New Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period which it is incurred and capitalized as

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 1   Summary of Significant Accounting Policies (continued)

part of the carrying amount of the long-lived asset. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The statement also supercedes APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". This statement established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Company has elected early adoption of SFAS No. 144. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. Management believes the adoption of SFAS No. 146 will not have a material impact on the Company's financial position or results of operations.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Note 2 - Restricted Cash

         Restricted cash consists of certificates of deposit pledged as collateral for the $105,555 note payable to the bank (See Note 6).

       DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 3 - Inventories

Inventories at September 30, 2002 and 2001 consisted of the following:

                                  2002           2001
          Raw Materials       $255,901       $379,899
          Work-in-Process      176,303        224,739
          Finished Goods       148,900        164,069
                              --------       ---------
                              $581,104       $768,707
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

Note 4 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2002 and 2001 consist of the following:

                                       2002               2001


Land                               $      261          $      261
Building and improvements           1,212,968           2,536,071
Machinery and equipment             2,458,496           3,012,006
Office furniture and fixtures         231,248             225,535
Transportation equipment               53,419              53,419
                                   ----------          ----------
                                    3,956,392           5,827,292
Less accumulated depreciation       3,065,131           4,125,562
                                   ----------          ----------
                                   $  891,261          $1,701,730
                                   ==========          ==========

Included in the cost of machinery and equipment at September 30, 2002 and 2001 is $165,831 representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 2002 and 2001 for the capitalized leases was $41,497 and $20,661.

Depreciation expense for the years ended September 30, 2002 and 2001 was $293,532 and $312,599, of which $20,836 and $15,669 represents depreciation of assets under capitalized lease obligations.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 4   Property, Plant and Equipment (continued)

     In June 2002 the Company recorded asset impairment charges of $677,676. The impairment charges were required to bring the carrying value of the production furnaces in line with their fair value. The combination of reduced demand and substantially reduced market pricing for synthetic fused silica required management to recognize the impairment.

Note 5 - Line of Credit

The Company has a $150,000 line of credit agreement with a bank.
Advances under the line are due on demand with interest at the Bank's prime rate plus 1% (5.75% and 7.0% at September 30, 2002 and 2001). The note is secured by a mortgage on the Berlin, New Jersey property, accounts receivable, inventories, machinery and equipment and leasehold improvements. At September 30, 2002 and 2001, the entire amount was available.

Note 6 - Long-Term Debt

Long-term debt at September 30, 2002 and 2001 consisted of the following:

                                                        2002               2001

Subordinated debentures bearing interest at
10% per annum payable semiannually, repaid
June 2002, unsecured                                  $     0             212,100

Note payable to bank in monthly installments of
$7,222 plus interest at the Bank's prime rate plus
0.5%(5.25% and 6.5% at September 30, 2002 and
2001), final payment of $700,556 due August 1,
2005, secured by first Mortgage on Berlin, New
Jersey property and all accounts receivable,
Inventory, equipment and general intangibles
of the Company                                        946,114           1,032,778

Note payable to bank in monthly installments of
$5,556 plus interest at 7.25%, due April 2004,
Secured by certificate of deposits, first mortgage
On Berlin, New Jersey property, and all accounts
Receivable, inventory, equipment and general
Intangibles of the Company (See Note 2)               105,555             172,222


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 5   Long-Term Debt (continued)


                                                           2002             2001
Capital lease obligations payable in total monthly
installments of $5,328 including interest at rates
ranging from 10.2% to 11.2% due April 2003 and
April 2004, secured by equipment                          64,518          118,580
                                                      -----------        ----------
                                                     $1,116,187        $1,535,680
Less current portion                                   (202,477)         (419,493)
                                                      -----------       ------------
                                                     $  913,710          $1,116,187
                                                      ===========        ============

The current portion includes $49,146 and $54,062 payable under capital lease obligations at September 30, 2002 and 2001. The aggregate maturities of long-term debt, including capital lease obligations as of September 30, 2002 are as follows:

                                       Capital Lease  Total Long-
                        Notes Payable  Obligations    Term Debt
                        -------------- -------------  -----------
September 30, 2004     125,552             15,372         140,924
September 30, 2005     772,786                  0         772,786
                      ----------       -----------      -----------
                    $  898,338          $  15,372      $  913,710
                      ==========       ===========      ===========

Note 7 - Other Expense

      The Company's other expense for the years ended September 30, 2002 and 2001 consists of the following:

                                      2002              2001
Recyclable inventory write-off     $        0          $ 175,000
Loss on project abandonment                 0             57,911
                                    ----------          ---------
                                   $        0          $ 232,911
                                    ==========          =========

Note 8 - Income Taxes

The Company's income tax expense (benefit) for the years ended September 30, 2002 and 2001 are as follows:

                        2002               2001

Current
Federal             $     0             $51,300
State                     0              17,300
                   --------            --------
                          0              68,600
Deferred
Federal                   0             (51,300)
State                     0             (17,300)
                   --------            --------
                    $     0             $     0
                   ========            ========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001


Note 8 - Income Taxes (continued)

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before income taxes at September 30, 2002 and 2001 are as follows:

                                         2002                2001
Taxes at statutory rates applied to
 Income (loss) before income taxes      $( 334,200)              $  64,500
Increase (reduction) in tax resulting
 from:
  Depreciation                            (  4,100)                  4,700
  Loss on asset impairme                   230,400                       0
  Inventories                             (  4,400)                (12,150)
  Accounts receivable                        1,700                 ( 1,760)
  Vacation pay                             (   100)                  1,140
  State income taxes                       (29,300)                 12,200
  Net operating loss carryforwards         140,000                 (68,630)
                                        ----------               ----------
                                         $       0               $       0
                                        ==========               ==========

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2002 and 2001 are as follows:


                                            2002                2001
Inventories                             $  26,800           $  32,000
Vacation pay                                7,900               8,000
Accounts receivable                         2,000                 0
Depreciation                              124,600            (134,200)
Net operating loss carryforwards          329,500             200,500
Less valuation allowance                 (490,800)           (106,300)
                                        ---------           ----------
                                        $       0           $       0
                                        =========           ==========

Based on the company's history of significant fluctuations in net earnings there is uncertainty as to the realization of certain net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets since management believes it is more likely than not that the tax benefit will not be realized. At September 30, 2002, the Company has approximately $880,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2020. In addition, the main operating Company has approximately $337,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2008.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 9 - Stockholders' Equity

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. The Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value on the date of grant over a five-year period expiring through 2005. The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the plans are 1,350,000 shares, of which 675,023 shares of common stock are available for future purchases under the plan at September 30, 2002.

During the years ended September 30, 2002 and 2001, -0- and 480,000 stock options were granted annually with exercise prices of $1.50 per share in 2001 representing the fair market values on the date of grant. No options were exercised in 2002. During the years ended September 30, 2001 15,500 options were
exercised.   The Company cancelled 85,000 and 42,500 options during the years ended September 30, 2002 and 2001, respectively. Compensation expense relating to non-employee stock options granted during the years ended September 30, 2002 and 2001 was $-0-.

A summary of stock option activity for the years ended September 30, 2002 and 2001 is presented below:

                                                Exercise Price
                                              Shares      Per Share
                                            --------- --------------
Options outstanding at October 31, 2000      126,977    $ .56 - $4.25

Granted in 2001                               480,000       $1.50
Exercised in 2001                            ( 15,500)  $ .56 - $2.00
Cancelled in 2001                            ( 42,500)  $ .56 - $2.00
                                             ---------
Options outstanding at September 30, 2001     548,977   $ .56 - $4.25

Granted in 2002                                     0
Exercised in 2002                                   0
Cancelled in 2002                            ( 85,000)  $ .56 - $4.25
                                            ---------
Options outstanding at September 30, 2002     463,977   $ .56 - $4.25
                                            =========

Options exercisable at September 30, 2002     463,977   $ .56 - -$4.25
                                            =========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

Note 9   Stockholders' Equity (continued)

Stock Based Compensation (continued)

At September 30, 2001, the Company had warrants outstanding to purchase 6,450 shares of the Company's common stock at exercise prices of $3.00 per share, exercisable through June 1, 2002. No warrants were exercised during the years ended September 30, 2002 and 2001 and were cancelled in June 2002. No warrants were outstanding in September 30 ,2002.


Pro Forma Fair Value Disclosures

The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized since all options granted during 2001 have been granted at the fair market value of the Company's common stock. No options were granted during the year ended September 30, 2002. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for 2001 would have been as follows:

                                          2002                2001

Net income                              ($982,838)          $ 94,115
                                        ==========          ========
Basic net income per common share:      ($   0.41)          $   0.04
                                        ==========          ========

Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $1.19 option in 2001. No options were granted in during the year ended September 30, 2002.

2001

Expected life of option in years         5.0
Risk-free interest rate                  5.5%
Expected volatility                     61.0%
Dividend yield                           0.0%

 The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after October 1, 1996.

       DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001


Note 9 - Stockholders' Equity (continued

Employee Stock Purchase Plan

On July 25, 2000, the Company's Employee Stock Purchase Plan was amended with an effective date of January 1, 1999. The Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares have been reserved for issuance.

During any twelve-month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2002 and 2001, 25,180, and 5,591 shares of common stock were issued under the plan for aggregate purchase prices of $6,671, and $3,553, respectively.

Note 10 - Profit Sharing Plan

The Company has 401k Plan for the benefit of its employees. The Company did not make a contribution to the plan during the years ended September 30, 2002 and 2001.

Note 11 - Related Party Transactions

The Company paid consulting fees to other stockholders/directors totaling $9,000 and $-0- during the years ended September 30, 2002 and 2001.

Note 12 - Supplemental Disclosure of Cash Flow Information

                                                    2002           2001
Cash paid during the year for:
  Interest                                      $  99,599      $ 178,191
                                                =========      =========
Noncash investing and financing activities:

  Acquisition of property, plant and equipment  $ 160,739      $ 233,601
  Debt incurred                                 (       0)      (122,300)
                                                ---------      ----------
  Cash paid for property and equipment          $ 160,739      $ 111,301
                                                =========      ==========
Note 13 - Subsequent Event

      In November 2002, the Company reactivated its share buy-back program originally initiated in October 2001. Under the plan, the Company may repurchase its own stock on a periodic basis. No shares were repurchased during the year ended September 30, 2002 or as of the date of this report.

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


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Five of our directors were elected to serve for one year at our Annual meeting of the shareholders held on January 29, 2002. The sixth director, Mr. David Manzi, was elected as a board member at the June 4, 2002 board of directors meeting. All directors will hold office until their successors are elected at the next annual meeting of the shareholders.

   Our executive officers and directors, and their ages at December 12, 2002, are as follows:

Name                                    Age       Position
---------------                         ---       --------
James Saltzman                          58        Chairman of the Board
John Kane                               51        President, CEO, CFO,
                                                   Treasurer, Director,
Nathan Schwartz                         42        Director
Dr. Peter P. Bihuniak                   53        Director
Robert Lear                             57        Director
David Manzi                             41        Director
Bruce Leonetti                          48        Vice President

     None of the above persons is related to any other of the above-named persons by blood or marriage.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2002 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

     James Saltzman, Chairman, 58, has been a member of the Board since February 1998. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments. He served as a director of Xyvision, Inc., a publicly held company that develops, markets, integrates and supports content management and publishing software, since 1992, and was Chairman of the Board of such company from February 1994 to February 1995. On September 19, 2001, in the matter of Securities and Exchange Commission v. James S. Saltzman, Civil Action No. 00?CV?2468 in the United States District Court for the Eastern District of Pennsylvania, Saltzman consented, without admitting or denying the allegations of the Commission's Complaint, to the entry of a Final Judgment and Order in the case, to an order permanently enjoining him from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Section 206(2) of the Investment Advisers Act of 1940, and requiring him to pay disgorgement plus prejudgment interest in the amount of $1,920,340, and a civil penalty in the amount of $50,000. The Order was entered on September 19, 2001, by the Honorable Anita B. Brody.

     Also on January 31, 2001, the Commission instituted and simultaneously settled an Administrative Proceeding against Saltzman pursuant to Section 203(f) of the Advisers Act. Without admitting or denying the Commission's findings, Saltzman consented to the entry of an Order suspending him from association with any investment adviser for a period of twelve months. The basis for the Administrative Proceeding against Saltzman and the Commission's findings was the entry of the Final Judgment and Order in the District Court action. The suspension from association with any investment adviser has been lifted as twelve months have now elapsed.

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

      John Kane, 51, President, CEO, CFO and Treasurer, has been with Dynasil Corporation since January 1997. On December 1, 2000 he was appointed President of the Company and assumed primary responsibility for the day-to-day operations. He took on the additional position of CEO on August 1, 2001. Prior to his appointment as President Mr. Kane served as the Chief Financial Officer of the Company. Preceding joining the Company he spent three years as an independent financial consultant, primarily engaged in the design and implementation of accounting systems. He was the Chief Financial Officer of Delaware River Stevedores, Inc. from 1985 to 1993. Mr. Kane earned a B.B.A in accounting from Temple University in 1975, and is a certified public accountant.

      Nathan Schwartz, 42, has been a member of the Board since February 1996. He is an attorney and financial advisor, providing legal and financial advice to numerous financial service clients since 1992. Mr. Schwartz earned a B.A. in History from Kenyon College in 1982, a Masters in Public/Private Management from Columbia University in 1986, and a J.D. from the University of Pittsburgh in 1989.

      Dr. Peter P. Bihuniak, 53, has been a member of the Board since February 1997. He has held his current position of Vice President of Technology for BPSolar since 1998. From 1995 to
1997, he served as Director of Research and Development of Pilkington, Libbey-Owens-Ford in Toledo, Ohio, directing invention and development efforts for high performance flat glass. From 1988 to 1995, Dr. Bihuniak served in various positions with PPG Industries, Inc., one of the major producers of flat and fabricated flat glass products, serving most recently as General Manager, Flat Glass Specialty Products Division. Prior to that, he was with General Electric, Lighting Products where he was responsible for Materials Technology. He began his career with Corning where he held a number of technical and technology management positions in various specialty materials, including synthetic silicas and optical wave-guides. He received his B.S, Summa cum Laude from Rutgers University, his M.S. from the University of California at Berkeley and his PhD from Alfred University.

      Robert  Lear,  57,  has been a member of  the  Board  since
February 1998. He is President and CEO of Penn Independent Corporation, an Insurance Holding Company. He has held that position since September 1996 and previously served as Executive Vice President-Finance and Chief Financial Officer of that company for more than seven years. He was Vice President-Finance and Chief Financial Officer of Penn-America Group, Inc. from its formation in July 1993 until March 1995, and still serves Penn-America Group, Inc. as a director. Prior to joining Penn Independent, Mr. Lear had over 15 years of public accounting experience, specializing in the insurance industry. Mr. Lear is a certified public accountant.

     David Manzi, has been a member of the Board since June 2002. Since November 1999, Mr. Manzi has served as President and CEO of Special Optics Inc., a Wharton New Jersey company that specializes in the design and manufacture of diffraction-limited lens systems used in high resolution imaging and laser applications. Mr. Manzi served as General Manager and as Vice President of Special Optics from 1991 through 1999. Prior to Special Optics he served in various capacities from 1988 through 1991, including Product Manager, for Synoptics, a division of Litton Corporation. Mr. Manzi earned his B.S. degree in Physics from the Pennsylvania State University in 1986.

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

 ITEM 10. EXECUTIVE COMPENSATION

                            Summary Compensation Table

                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                         Securities    Long-
Name and                                               Annual       Restricted       Underlying    Term      All other
Principle                                              Compen-        Stock            Options    Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------

John           2002     110,000
Kane,          2001     114,122          18,565
President      2000     100,327                             2,625
Treasurer,



Bruce          2001      93,385
Leonetti,      2000      89,000
VP             1999      90,712           8,647


Employment Agreements

      The current employment agreement with John Kane, President, CEO, Chief Financial Officer and Treasurer, commenced on December 1, 2000 and will continue for a three-year period, after which the agreement will automatically renew for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Kane has agreed to work for us full time, and receives an annual base salary of $110,000. Mr. Kane's agreement also provides for performance bonuses, and an additional annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and contains eighteen-month non-competition provisions that prohibit him from competing with us.

      The current employment agreement with Bruce Leonetti, Vice President of Marketing and Sales, which commenced on January 1, 2002, will terminate on December 31, 2002, and he will receive a severance consideration of three months' salary. A search for his replacement is ongoing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2002 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Saltzman Partners (2)             416,615                   17.33%
           621 East Germantown Pike
           Suite 105
           Plymouth Meeting, PA  19401

Common     James Saltzman(3)                 127,370                    5.10%
           4 Tower Bridge, Ste. 222
           200 Barr Harbour Drive
           West Conshohocken, PA  19428

Common     Nathan Schwartz(4)                 83,394                    3.37%
           4 Tower Bridge, Ste. 222
           200 Barr Harbour Drive
           West Conshohocken, PA  19428

Common     Dr. Peter P. Bihuniak(5)           69,000                    2.79%
           17101 Hidden Point Drive
           Chagrin Falls, OH   44023

Common     Robert Lear(6)                    236,236                    9.55%
           420 South York Road
           Hatboro, PA   19040

Common     John Kane(7)                      60,425                     2.46%
           149 Plowshare Road
           Norristown, PA  19403

Common     Bruce Leonetti (8)                55,300                     2.26%
           200 Birdwood Avenue
           Haddonfield, NJ   08033

All Officers and Directors
as a Group                                  631,725                    22.56%

------------

(1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on November 30, 2002 was 2,404,123.

(2)James Saltzman disclaims beneficial ownership of the 416,615 shares owned by Saltzman Partners.

(3)Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share and options to purchase 90,000 shares of the Company's common stock at $1.50 per share.

(4)Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(5)Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(6)Includes options to purchase 3,000 shares of the Company's common stock at $3.52 per share, options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share ; also includes 167,236 shares owned by Penn Independent Corporation, for which Mr. Lear disclaims beneficial ownership.

(7)Includes options to purchase 5,500 shares of the Company's common stock at $2.65 per share and options to purchase 45,000 shares of the Company's stock at $1.50 per share.

(8)Includes options to purchase 45,000 shares of the Company's stock at $1.50 per share.


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

10.07*    Audit Committee Charter

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October
             1, 1999

* Incorporated herein by reference

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer/principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

       SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA


BY:      /s/ John Kane
        ---------------------------------
        John Kane, President, CEO, Treasurer,
        And Principal Accounting Officer

DATED:  December 23, 2002
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 Signature                        Title                          Date
---------                        -----                          ----

BY:                            Chairman of the Board of
    ---------------------      Directors                      ----------------
    James Saltzman


BY: /s/ John Kane              President, CEO and             December 23, 2002
    ---------------------      Treasurer (Principal           -----------------
    John Kane                  Financial Officer and
                               Principal Accounting Officer)

BY: /s/ David Manzi            Director                       December 20, 2002
    ---------------------                                     -----------------
    David Manzi

BY: /s/ Nathan Schwartz        Director                       December 23, 2002
    ---------------------                                     -----------------
    Nathan Schwartz

BY: /s/ Peter P. Bihuniak      Director                       December 20, 2002
    ---------------------                                     -----------------
    Dr. Peter P. Bihuniak

BY: /s/ Robert Lear            Director                       December 23, 2002
    ---------------------                                     -----------------
    Robert Lear

               CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350,
                AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DYNASIL CORPORATION OF AMERICA (the "Company") on Form 10KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Kane, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ John Kane

John Kane

Chief Executive Officer
December 23, 2002



                       CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dynasil Corporation of America (the "Company") on Form 10KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Kane, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Kane

John Kane

Chief Financial Officer
December 23, 2002

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, John Kane, the Chief Executive Officer of Dynasil Corporation of America, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dynasil Corporation of America;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002               /s/ John Kane
                                     -----------------------------
                                     John Kane, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, John Kane, the Chief Financial Officer of Dynasil Corporation of America, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dynasil Corporation of America;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002               /s/ John Kane
                                     -----------------------------
                                     John Kane, Chief Financial Officer