Form 10QSB
period 2002-12-31
DYNASIL CORP OF AMERICA
filed 2003-02-13
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

The Company had 2,316,098 shares of common stock, par value $.0005 per share, outstanding as of January 31, 2003.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             DECEMBER 31, 2002 AND SEPTEMBER 30, 2002				 1

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001		 2

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001		 3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			 4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS				 7

   ITEM 3.   CONTROLS AND PROCEDURES                                     8

PART II.    OTHER INFORMATION								 9

   ITEM 1    LEGAL PROCEEDINGS                                           9

   ITEM 2    CHANGES IN SECURITIES                                       9

   ITEM 3    DEFAULTS ON SENIOR SECURITIES                               9

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         9

   ITEM 5    OTHER INFORMATION                                           9

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K					 9

      SIGNATURES										10

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                           PAGE 1
(UNAUDITED)
                                     ASSETS

                                                          December 31       September 30
                                                               2002            2002
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 127,226       $ 172,118
   Accounts receivable, Net                                   275,762         343,227
   Inventory                                                  517,310         581,104
   Other current assets                                        44,366          40,567
                                                           ----------      ----------
        Total current assets                                  964,664       1,137,016

Property, Plant and Equipment, net                            849,514         891,261

Other assets
   Restricted Cash				                    200,000	      200,000
   Other assets								   14,613          15,465
                                                           ----------      ----------
        Total Assets                                       $2,028,791      $2,243,742
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $198,398        $202,477
   Accounts payable                                            76,573         163,903
   Accrued expenses                                            47,265          77,460
                                                           ----------      ----------
        Total current liabilities                             322,236         443,840

Long-term Debt, net                                           864,598         913,710

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,044,745 and 3,043,563 shares issued
    2,315,015 and 2,402,939 shares outstanding                  1,522           1,522
   Additional paid in capital                               1,089,329       1,089,200
   Retained earnings                                          723,775         754,773
                                                           ----------      ----------
                                                            1,814,626       1,845,495

   Less 729,730 and 640,624 shares in treasury - at cost     (972,669)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                            841,957         886,192
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $2,028,791      $2,243,742
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS                                PAGE 2
(UNAUDITED)


                                       		       Three Months Ended
                                                   	 	December 31
                                    	         2002          2001
                             				 --------     ---------
Sales                        			     $  656,156 	 $  638,581
Cost of Sales                             	  494,620       545,029
                                        		 --------      --------
Gross profit                              	  161,536        93,552
Selling, general and administrative        	  180,521       157,524
                                         		 --------      --------
Loss from Operations		               	  (18,895)      (63,972)


Interest expense - net                  		 ( 12,015)     ( 21,086)
	                                           --------      --------
Loss before Income Taxes		           	 ( 31,000)     ( 85,058)

Income Taxes           		     				  0             0
                                         		 --------      --------
Net Loss 		                             $ ( 31,000) 	  $( 85,058)
                                         		 ========      ========

Net loss per share
  Basic                                   	 $ ( 0.01)     $ ( 0.04)
  Diluted                                 	 $ ( 0.01)     $ ( 0.04)

Weighted average shares outstanding      		2,388,361     2,387,856


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                PAGE 3
(UNAUDITED)


                                                                    Three Months Ended
                                                                         December 31
                                                                  2002              2001
                                                              ----------       -----------

Cash flows from operating activities:
    Net loss 		                                       $( 31,000)        $ ( 85,058)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation                                               49,251             83,100
       Amortization expense                                          852                852
  Allowance for doubtful accounts
       (Increase) decrease in:
         Accounts receivable                                      67,465             50,816
         Inventories                                              63,794             20,049
         Prepaid expenses and other current assets              (  3,799)          ( 15,271)
       Other assets
       Increase (decrease) in:
         Accounts payable                                        (87,330)            61,615
         Accrued expenses                                        (30,196)           (66,107)
                                                               ---------        -----------
Net cash provided by operating activities		                  29,037             49,996
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment               (  7,505)	     ( 60,983)
                                                               ---------        -----------
Net cash (used in) investing activities 		                (  7,505)          ( 60,983)
                                                               ---------        -----------
Cash flows from financing activities:
     Issuance (buyback) of common stock                         ( 13,236)             3,900
     Repayments of long-term debt                               ( 53,188)          ( 59,809)
                                                               ---------        -----------
Net cash (used in) financing activities  		                ( 66,424)          ( 55,909)
                                                               ---------        -----------
Net decrease in cash		                                  ( 44,892)          ( 66,896)
Cash - beginning of period                                       172,118            473,385
                                                               ---------        -----------
Cash - end of period                                           $ 127,226          $ 406,489
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2002 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2002 and the consolidated statements of operations and cash flows for the three months ended December 31, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2002 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 Annual Report on Form 10-KSB previously filed by the Company.

2. Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                                 December 31, 2002        September 30, 2002
                                 -----------------       ------------------
        Raw Materials                $ 231,254             $ 255,901
        Work-in-Process                143,116               176,303
        Finished Goods                 142,940               148,900
                                       -------               -------
                                     $ 517,310             $ 581,104
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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Sales were $656,156 for the three months ended December 31, 2002, an increase of 2.8% over sales of $638,581, for the three months ended December 31, 2001. Even though we have shown a slight increase in sales, demand continues to be down for synthetic fused silica. Our traditional optics markets, including the semiconductor and telecommunications industries, continue to struggle.

     Cost of sales were $494,620, or 75.3% of sales, for the three months ended December 31, 2002 and $545,029, or 85.3% of sales, for the three months ended December 31, 2001. The 10.0% improvement in cost of sales is related to the continuing monitoring of our expenses. We are starting to see the results of our efforts over the last year of reducing our cost to be more in line with the reduced levels of demand.

     Gross profit increased to $161,536, or 24.7% of sales, for the three months ended December 31, 2002. This is a increase of $67,984, or 72.7%, over the $93,552 gross profit for the three months ended December 31, 2001. See above discussion for explanation of increase.

     Selling, general and administrative expenses were $180,521, or 27.5% of sales, for the three months ended December 31, 2002. This is an increase of $22,997, over the three months ended December 31, 2001 when expenses were $157,524, or 24.7% of sales. The increase is primarily related to increased insurance expense, legal and audit fees, investor relations expense and sales commissions, as a result of increased international sales.

     Interest expense decreased to $12,015 for the three months ended December 31, 2002, from $21,086 for the three months ended December 31, 2001. The lower interest expense is a direct result of reducing our debt during fiscal year 2002, as discussed in previous filings, and lower overall interest rates.

     The net loss of $31,000 for the three months ended December 31, 2002, compared to a net loss of $85,058, for the three months ended December 31, 2001, generated a loss per share of $0.01, for the three months ended December 31, 2002 compared to a loss per share of $0.04 for the three months ended December 31, 2001.

     The Company has no provision for income taxes for either period in 2002 or 2001. As of September 30, 2002, we have approximately $880,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $337,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2008.


Liquidity and Capital Resources

     Cash decreased by $44,892 for the three months ended December 31,2002. Cash provided from operations of $29,037 was primarily used to reduce debt by $53,188 and acquire property plant and equipment for $7,505. In addition $13,236 was used to buy back outstanding shares as part of our stock repurchase program announced earlier.

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


ITEM 3    CONTROLS AND PROCEDURES

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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

At the annual meeting of directors on January 28, 2003, the Company adopted the Dynasil Corporation of America Senior Financial Officer Code of Ethics, in the form which is attached hereto as Exhibit 99.1.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 99.1 - Dynasil Corporation of America Senior Financial Officer Code of Ethics

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ John Kane				     	DATED:    February 13,2003
        ---------------------------------               --------------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
	    Officer and Principal Accounting Officer

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DYNASIL CORPORATION OF AMERICA (the "Company") on Form 10QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Kane, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ' 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

John Kane

Chief Executive Officer and
Chief Financial Officer
February 13, 2003

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, John Kane, the Chief Executive Officer and the Chief Financial Officer of Dynasil Corporation of America, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynasil Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003                 /s/ John Kane
                                     -----------------------------
                                     John Kane, Chief Executive Officer,
                                     Chief Financial Officer