Form 10QSB
period 2003-03-31
DYNASIL CORP OF AMERICA
filed 2003-05-09
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The Company had 2,237,197 shares of common stock, par value $.0005 per share, outstanding as of April 30, 2003.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             MARCH 31, 2003 AND SEPTEMBER 30, 2002                     1

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002    2

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2003 AND 2002                      3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                      7

   ITEM 3.   CONTROLS AND PROCEDURES                                   8


PART II.  OTHER INFORMATION                                            9

   ITEM 1.   LEGAL PROCEDURES                                          9

   ITEM 2.   CHANGES IN SECURITIES                                     9

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                             9

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       9

   ITEM 5.   OTHER INFORMATION                                         9

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                          9

      SIGNATURES                                                      10

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                                             March 31     September 30
                                                               2003            2002
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $  90,151       $ 172,118
   Accounts receivable                                        312,800         343,227
   Inventory                                                  541,065         581,104
   Other current assets                                        54,264          40,567
                                                           ----------      ----------
        Total current assets                                  998,280       1,137,016

Property, Plant and Equipment, net                            800,263         891,261

Other Assets
          Restricted cash                                     200,000
200,000
Other Assets                                                   13,761          15,465
                                                           ----------      ----------
        Total Assets                                       $2,012,304      $2,243,742
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $190,260        $202,477
   Accounts payable                                           166,146         163,903
   Accrued expenses                                            54,480          77,460
                                                           ----------      ----------
        Total current liabilities                             410,886         443,840

Long-term Debt, net                                           821,669         913,710

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,045,828 and 3,043,563 shares issued
    2,248,124 and 2,402,939 shares outstanding                  1,523           1,522
   Additional paid in capital                               1,089,459       1,089,200
 Retained earnings                                            672,992         754,773
                                                           ----------      ----------
                                                            1,763,974       1,845,495

   Less 797,704 and 640,624 shares in treasury - at cost     (984,225)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                            779,749         886,192
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $2,012,304      $2,243,742
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended          Six Months Ended
                                                   March 31                     March 31
                                          2003        2002             2003     2002
                                      ----------    ---------       ----------    ----------
Sales                                 $  599,692   $  767,627      $1,255,848     $1,406,209
Cost of Sales                            470,988      604,233         965,604      1,149,262
                                      ----------     --------       ----------    ----------
--
Gross profit                              128,704      163,394         290,244     256,947
Selling, general and administrative       168,330      179,399         348,850     336,926
                                        ----------   ---------      ----------  ----------
Loss from Operations                     ( 39,626)    ( 16,005)       ( 58,606)   ( 79,979)

Other income (expense)
     Interest expense   net              ( 11,162)    ( 18,189)        (23,177)    (39,273)
          Other Income (Expense)            0               0               0         0
                                        ----------   ---------      ----------  ----------
Loss before Income Taxes                  (50,788)     (34,194)       ( 81,783)   (119,252)

Income Tax                                  0               0               0         0
                                        ---------     --------      ----------- ----------
Net loss                                ( $50,788)    ($34,194)       ($81,783)  ($119,252)
                                        =========     ========      =========== ==========

Net loss per share
  Basic                                 (   $0.02)    (  $0.01)      (   $0.03)     (  $0.05)
  Diluted                               (   $0.02)    (  $0.01)      (   $0.03)     (  $0.05)

Weighted average shares outstanding     2,302,905     2,392,415      2,345,633      2,390,136



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Six Months Ended
                                                                         March 31
                                                                  2003              2002
                                                            ----------       -----------

Cash flows from operating activities:
    Net loss                                                  ($  81,783)        ($ 119,252)
    Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
       Depreciation                                               98,502            166,198
       Amortization expense                                        1,704              1,704
     (Increase) decrease in:
         Accounts receivable                                      30,427             71,753
         Inventories                                              40,039             54,236
         Prepaid expenses and other current assets               (13,697)           (23,494)
       Other assets                                                    0                 0
       Increase (decrease) in:
         Accounts payable                                          2,243              2,552
         Accrued expenses                                        (22,981)           (36,276)
                                                               ---------        -----------
Net cash provided by operating activities                          54,454           117,421
                                                               ---------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment               (  7,505)          (148,698)
                                                               ---------        -----------
Net cash used in investing activities                           (  7,505)          (148,698)
                                                               ---------        -----------
Cash flows from financing activities:
Issuance of common stock                                             260              5,182
Buyback of common stock                                          (24,921)                0
Repayments of long-term debt                                    (104,255)          (111,619)
                                                               ---------        -----------
Net cash used in financing activities                           (128,916)          (106,437)
                                                               ---------        -----------
Net (decrease) in cash                                          ( 81,967)          (137,714)
Cash - beginning of period                                       172,118            473,386
                                                               ---------        -----------
Cash - end of period                                           $  90,151          $ 335,672
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2002 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2003 and the consolidated statements of operations and cash flows for the six months ended March 31, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2003 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   March 31, 2003        September 30, 2002
                                 -----------------       ------------------
        Raw Materials                  206,970               255,901
        Work-in-Process                197,735               176,303
        Finished Goods                 136,360               148,900
                                       -------               -------
                                       541,065               581,104
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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues for the three months ended March 31, 2003 were $599,692, a decrease of 21.9% over revenues of $767,627 for the three months ended March 31,2002. Revenues for the six-months ended March 31, 2003 were $1,255,848 a decrease of 10.7% over revenues of $1,406,209 for the six-months ended March 31,2002. The continued slowdown in the semi-conductor and telecommunications industries has had a strong adverse effect on demand for synthetic fused silica. We do not anticipate any significant improvement in demand at least through the next quarter.

     Cost of sales for the three months ended March 31, 2003 were $470,988, or 78.5% of sales, a decrease of $133,245 over the three months ended March 31, 2002 of $604,233, or 78.7% of sales. Cost of sales for the six-months ended March 31, 2003 were $965,604, or 76.9% of sales, a decrease of $183,658 over the six-months ended March 31, 2002 of $1,149,262 or 81.7% of sales. The slight decrease in cost of sales as a percentage of sales is directly related to managements continuing concentration on controlling expenses.

     Gross profit for the three months ended March 31, 2003 was $128,704, or 21.5% of sales, a decrease of $34,690 over the three months ended March 31, 2002 of $163,394, or 21.3% of sales. Gross profit for the six months ended March 31, 2003 was $290,244, or 23.1% of sales, an increase of $33,297 over the six months ended March 31, 2002 of $256,947, or 18.3% of sales.

     Selling, general and administrative expenses for the three months ended March 31, 2003 were $168,330 or 28.1% of sales, a decrease of $11,069 over the three months ended March 31, 2002 of $179,399, or 23.3% of sales. Selling, general and administrative expenses for the six months ended March 31, 2003 were $348,850, or 27.8% of sales, an increase of $11,924 over the six months ended March 31, 2002 of $336,926, or 24.0% of sales.

     Interest expense for the three months ended March 31, 2003 was $11,162, a decrease of $7,027 over the three months ended March 31, 2002 of $18,189. Interest expense for the six months ended March 31, 2003 was $23,177, a decrease of $16,096 over the six months ended March 31, 2002 of $39,273. The decrease in interest expense is related to the reduction and restructuring of our debt as mentioned in previous filings. Total overall debt continues to decline and we have incurred no new debt over the past six months. (See and Liquidity and Capital Resources section)

     Net loss for the three months ended March 31, 2003 was $50,788, or negative $.02 in basic loss per share, an increase of $16,594 over the net loss for the three months ended March 31, 2002 of $34,194, or $.01 in basic earnings per share. Net loss for the six months ended March 31, 2003 was $81,783, or negative $.03 in basic loss per share, a decrease of $37,469 over the six months ended March 31, 2002 of net loss of $119,252, or $.05 in basic earnings per share.

The Company has no provision for income taxes for either period in 2003 or 2002. As of September 30, 2002, we have approximately $880,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $337,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2008.


                              <7>

Liquidity and Capital Resources

     Cash decreased by $81,967 for the six months ended March 31,2003. Cash provided from operations of $54,454 was primarily used to reduce debt by $104,255 and, in conjunction with our buy-back program, acquire common stock of the Company for $24,921.

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


ITEM 3    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer/principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

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


BY:       /s/ John Kane                           DATED:    May 14, 2003
        ---------------------------------               --------------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
         Officer and Principal Accounting Officer

               CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350,
                AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DYNASIL CORPORATION OF AMERICA (the "Company") on Form 10QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Kane, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ' 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

John Kane

Chief Executive Officer and
Chief Financial Officer
May 14, 2003

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

Date: May 14, 2003                   /s/ John Kane
                                     -----------------------------
                                     John Kane, Chief Executive Officer,
                                     Chief Financial Officer