Form 10QSB
period 2003-06-30
DYNASIL CORP OF AMERICA
filed 2003-08-11
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10 QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

    Commission file number        000 27503
                             ____________________


                      DYNASIL CORPORATION OF AMERICA

    (Exact name of small business issuer as specified in its charter)


          New Jersey                            22-1734088

  (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation)


               385 Cooper Road, West Berlin, New Jersey, 08091

                 (Address of principal executive offices)

                             (856) 767-4600

            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  XX      No ___


The Company had 2,237,697 shares of common stock, par value $.0005 per share, outstanding as of July 31, 2003.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
             -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             JUNE 30, 2003 AND SEPTEMBER 30, 2002                       3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002     4


             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED JUNE 30, 2003 AND 2002                        5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  7

   ITEM 3.   CONTROLS AND PROCEDURES                                    9



PART II.  OTHER INFORMATION                                             10

   ITEM 5    OTHER INFORMATION                                          10


   ITEM 6    EXHIBITS AND REPORTS ON FORM 8 K                           10


SIGNATURES                                                              11

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                                             June 30   September 30
                                                               2003            2002


Current assets
   Cash and cash equivalents                                $  93,597       $ 172,118
   Accounts receivable                                        331,652         343,227
   Inventory                                                  465,745         581,104
   Other current assets                                        50,707          40,567

        Total current assets                                  941,701       1,137,016

Property, Plant and Equipment, net                            751,012         891,261

Other Assets
          Restricted cash                                     200,000         200,000
          Other Assets                                         12,909          15,465

        Total Assets                                       $1,905,622      $2,243,742
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long term debt                          $168,372        $202,477
   Accounts payable                                           116,014         163,903
   Accrued expenses                                            82,843          77,460

        Total current liabilities                             367,229         443,840

Long term Debt, net                                           794,447         913,710

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,047,357 and 3,043,563 shares issued
    2,237,197 and 2,402,939 shares outstanding                  1,524           1,522
   Additional paid in capital                               1,089,588       1,089,200
   Retained earnings                                          639,174         754,773

                                                            1,730,286       1,845,495

   Less 810,160 and 640,624 shares in treasury - at cost     (986,340)       (959,303)

        Total stockholders' equity                            743,946         886,192

        Total Liabilities and Stockholders' Equity         $1,905,622      $2,243,742
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended              Nine Months Ended
                                                    June 30                      June 30
                                              2003        2002               2003       2002
                                        ----------    ---------         ----------   ----------
Sales                                  $   618,394  $  651,281         $1,874,242   $2,057,490
Cost of Sales                              492,506     623,289          1,458,114    1,772,553
                                        ----------    ---------         ----------   ----------
Gross profit                               125,888      27,992            416,128      284,937


Selling, general and administrative        149,694     174,223            498,544      511,146


Asset impairment                                     ( 677,676)                      ( 677,676)
                                        ----------    ---------         ----------   ----------
Loss from Operations                    (   23,806)   ( 823,907)        (  82,416)   ( 903,885)

Other income (expense)
     Interest expense   net              (  10,006)   (  15,102)        (  33,183)  (  54,377)
                                        ----------    ---------         ----------   ----------
Loss before Income Taxes                 (  33,812)   ( 839,009)        ( 115,599)  ( 958,262)

Income Taxes                                     0            0                 0           0
                                        ----------    ---------         ----------   ----------
Net Loss                                 ( $33,812)   ($839,009)        ($115,599)  ($958,262)
                                        ==========    =========         =========== ===========

Net loss per share
  Basic                                 (   $0.02)   (   $0.35)        (   $0.05)     (   $0.40)
  Diluted                               (   $0.02)   (   $0.35)        (   $0.05)     (   $0.40)

Weighted average shares outstanding     2,238,160     2,395,514           2,309,809   2,391,928






DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Nine Months Ended
                                                                         June 30
                                                                  2003              2002
                                                                     -

Cash flows from operating activities:
    Net loss                                                     ($ 115,599)        ($ 958,262)
    Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation                                                 147,753            249,300
       Amortization expense                                           2,556              2,556

         Asset impairment                                                              677,676

      (Increase) decrease in:
         Accounts receivable                                         11,575            168,862
         Inventories                                                115,359            144,329
         Prepaid expenses and other current assets                  (10,140)          ( 12,610)
       Increase (decrease) in:
         Accounts payable                                           (47,889)          ( 37,942)
         Accrued expenses                                             5,382           ( 36,151)

Net cash provided by operating activities                           108,997            197,758

Cash flows from investing activities:
    Acquisition of property, plant and equipment                   (  7,505)          (151,917)

Net cash used in investing activities                               ( 7,505)          (151,917)

Cash flows from financing activities:
Issuance of common stock                                                389               5,182
Buyback of common stock                                             (27,037)                 0
     Repayments of long-term debt                                  (153,365)          (367,529)

Net cash used in financing activities                              (180,013)          (362,347)

Net decrease in cash                                               ( 78,521)          (316,506)
Cash - beginning of period                                          172,118            473,386

Cash - end of period                                              $  93,597          $ 156,880
                                                                   =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2002 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2003 and the consolidated statements of operations and cash flows for the nine months ended June 30, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2003 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                    June 30, 2003        September 30, 2002
                                 -----------------       ------------------
        Raw Materials                 $182,326              $255,901
        Work-in-Process                140,887               176,303
        Finished Goods                 142,532               148,900
                                       -------               -------
                                      $465,745              $581,104
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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues for the three months ended June 30, 2003 were $618,394, a decrease of 5.0% from revenues of $651,281 for the three months ended June 30, 2002. Revenues for the nine-months ended June 30, 2003 were $1,874,242 a decrease of 8.9% from revenues of $2,057,490 for the nine-months ended June 30, 2002. The Company continues to feel the effect of the weak demand in the semi-conductor and telecommunications industries, two of the Company's primary sources of revenue. It is difficult to determine when the Company will experience a turn around, as most customers are unwilling to commit to any major purchases.

     Cost of sales for the three months ended June 30, 2003 was $492,506, or 80.0% of sales, a decrease of $130,783 from the amount for the three months ended June 30, 2002 of $623,289, or 95.7% of sales. Cost of sales for the nine-months ended June 30, 2003 was $1,458,114, or 77.8% of sales, a decrease of $314,439 from the amount for the nine-months ended June 30, 2002 of $1,772,553 or 86.1% of sales. The improvement in cost of sales is primarily due to reduced man-hours and manufacturing expenses related to production.

     Gross profit for the three months ended June 30, 2003 was $125,888, or 20.0% of sales, an increase of $97,896 over the three months ended June 30, 2002 of $27,992, or 4.3% of sales. Gross profit for the nine months ended June 30, 2003 was $416,128, or 22.2% of sales, an increase of $131,191 over the nine months ended June 30, 2002 of $284,937, or 13.9% of sales.

     Selling, general and administrative expenses for the three months ended June 30, 2003 were $149,694 or 24.2% of sales, a decrease of $24,529 over the three months ended June 30, 2002 of $174,223, or 26.8% of sales. Selling, general and administrative expenses for the nine months ended June 30, 2003 were $498,544, or 26.7% of sales, a decrease of $12,602 over the nine months ended June 30, 2002 of $511,146, or 24.8% of sales. Reductions of $16,000 and $19,000 in salaries and travel expenses, respectively, were offset by a $9,000 increase in legal and audit and $8,000 in insurance expenses.

During the quarter ended June 30, 2002, asset impairment charges of $677,676 were required to bring the carrying value of the Company's production furnaces in line with their market value. The combination of reduced demand and substantially reduced market pricing for synthetic fused silica required management to recognize the impairment.

     Interest expense, net, for the three months ended June 30, 2003 was $10,006, a decrease of $5,096 from the three months ended June 30, 2002 of $15,102. Interest expense, net, for the nine months ended June 30, 2003 was $33,183, a decrease of $21,194 from the nine months ended June 30, 2002 of $54,377. The decrease in interest expense is related to the reduction and restructuring of our debt as mentioned in previous filings. Since June 30, 2002 total debt has been reduced by $205,332(See Liquidity and Capital Resources section).

     The net loss for the quarter ended June 30, 2003 was $33,812, a decrease of 79.0% from the net loss of $161,333 ($839,009 including the loss on asset impairment of $677,676) for the quarter ended June 30, 2002. The loss for the nine-month period ended June 30, 2003 was $115,599, a decrease of 58.8% from the loss of $280,586 ($958,262 including the loss on impairment of asset of $677,676) for the nine-month period ended June 30, 2002. The net loss per share for the quarter ended June 30, 2003 was $0.02 compared to a net loss per share of $0.35 for the quarter ended June 30, 2002. The net loss per share for the nine-month period ended June 30, 2003 was $0.05 compared to a net loss per share of $0.40 for the nine-month period ended June 30, 2002.

The Company has no provision for income taxes for either period in 2003 or 2002. As of September 30, 2002, the Company had approximately $880,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $337,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2008.



Liquidity and Capital Resources

     Cash decreased by $78,521 for the nine months ended June 30,2003. Cash provided from operations of $108,997 was primarily used to reduce debt by $153,365 and acquire shares of the Company stock for $27,037.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations, is sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for major capital expenditures in the next six to nine months. Any business expansion will require the Company to seek additional debt or equity financing.

New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 " Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

In May 2003 FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

Forward Looking Statements

     The statements contained in this Quarterly Report on Form 10 QSB which are not historical facts, including, but not limited to, certain statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10 QSB, including, without limitation, the portions of such reports under the captions referenced above, and the risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in or demand for the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. CONTROLS AND PROCEDURES


     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2003, the Company's management, with the participation of its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were adequate.

     The Company has implemented a process designed by, or under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management, with the participation of its chief executive officer and chief financial officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

     Mr. Robert Lear resigned from his position as a member of the Board of Directors of the Company. Time constraints caused by the demands of his position as President and CEO of Penn Independent Corporation were cited as the reason. The resignation is effective June 30, 2003.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8 K

(a)  Exhibits and index of Exhibits


31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)



     (b) Reports on Form 8 K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2003                   DYNASIL CORPORATION OF AMERICA





BY:    /s/ John Kane
                                             John Kane,
                                             President, CEO, Treasurer,
                                             Chief Financial Officer and
                                             Chief Accounting Officer

                                        EXHIBIT 31.1 (a)


CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT


I, John Kane, the President and Chief Executive Officer of Dynasil Corporation of America, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Dynasil Corporation of America;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s)and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: August 14, 2003                   /s/ John Kane
                              -----------------------------
                              President and Chief Executive Officer

EXHIBIT 31.1 (b)


CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT


I, John Kane, the President and Chief Financial Officer of Dynasil Corporation of America, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Dynasil Corporation of America;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s)and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

e) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

f) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

g) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

h) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: August 14, 2003                   /s/ John Kane
                              -----------------------------
                              President and Chief Financial Officer

                                                  EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DYNASIL CORPORATION OF AMERICA (the "Company") on Form 10QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Kane, President, Chief Executive Officer and Chief

Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ John Kane
-------------------
John Kane
President, Chief Executive Officer and Chief Financial Officer


August 14, 2003