Form 10KSB
period 2003-09-30
DYNASIL CORP OF AMERICA
filed 2003-12-19
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT for the transition period from ______________ to ______________

    Commission file number: 000-27503

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $2,340,397

The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under
the symbol "DYSL.OB".   The estimated aggregate market value of the voting
and non-voting stock held by non-affiliates of the registrant as of November 30, 2003 was $573,488. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $.30 per share on November 28, 2003.

The Company had 2,238,316 shares of common stock, par value $.0005 per share, outstanding as of November 30, 2003.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  XX
                                            ----       -----

                                         PART I

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

     We were founded as a manufacturer and fabricator of synthetic fused silica, an industrial optical material of high purity. The manufacturing aspect of the business entails producing synthetic fused silica through a chemical-vapor-deposition process in furnaces located at our manufacturing facility. The fabricating aspect deals with precision cutting, coring and shaping to customer specifications, also done at our manufacturing facility. Fabrication occurs on in-house manufactured material as well as material procured from outside vendors.

In recent years we have scaled back our manufacturing and concentrated on expanding our product lines to include the fabrication of optical materials supplied by other manufacturers. This has included fused quartz from General Electric, fused silica from Corning Incorporated, and various optical materials from Schott Glass Technologies Inc. and Ohara Corporation. Our products are used primarily as components of optical instruments, lasers, analytical instruments, semiconductor/electronic devices, spacecraft/aircraft components, and in devices for the energy industry. These include:

          o Optical components - lenses, prisms, reflectors, mirrors, filters, optical flats

          o Lasers - Beam Splitters, brewster windows, q-switches, medical/industrial lasers, exciter systems

          o Analytical Instruments - UV spectrophotometer cells, fire control devices, reticle substrates, and interferometer plates

          o Semiconductor/Electronic - Microcircuit substrates, microwave devices, photomasks, sputter plates, microlithography optics

          o Spacecraft/Aircraft - Docking light covers, windows, re-entry heat shields, ring laser gyros

     Our products are distributed through direct sales and delivered by commercial carriers. We have a two person sales force located in our corporate headquarters, West Berlin, New Jersey that handles all domestic sales. We also use manufacturers representatives in various foreign countries for international sales. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

   We compete for business in the optics industry primarily with fabricators of industrial optical material. Market share in the optics industry is largely a function of quality, price and speed of delivery. We believe that we have always been competitive in all three areas.

The primary raw material used in our manufacturing process is silicon tetrachloride, which we obtain from Wah Chang, an Allegheny Technologies Company. In the event we are unable to obtain silicon tetrachloride from our current supplier, it is available from Dow Chemical or Hemlock, Inc. at comparable prices. As mentioned earlier, with the expansion of our fabrication business, we have increased our outside purchases of material. Primary suppliers are Corning Incorporated and General Electric.

We presently have over 150 customers, with approximately 90% of our business concentrated in our top 40 customers. Our five largest customers each accounted for approximately 8.2%, 7.7%, 7.1%, 6.4% and 6.0%, respectively, of our revenues during fiscal year 2003. The loss of any of these customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific size, quantity and quality. These purchase orders are filled with material from inventory or manufactured to order. Orders are normally filled over a period ranging from one to two weeks. We have blanket orders that call for monthly deliveries of a predetermined amount.

We have no patents or patent applications filed or pending.

Other than federal, state and local environmental laws, our manufacturing process is not subject to direct governmental regulation. Our manufacturing process, which includes storage of hazardous materials, is subject to a variety of federal, state and local environmental rules and regulations. Our employees are trained in the proper handling of hazardous materials. We make extensive use of engineering consultants to provide the technical expertise to help ensure that our equipment is in compliance. Waste water and ground water testing is conducted quarterly by an engineering consultant, and the results are submitted directly to the appropriate regulators. We are permitted to dispose of our wastewater through the Camden County Municipal Utilities Authority. We have a permit to use an air scrubber system, which is tested periodically. We do not have any pending notice of environmental violations and are aware of no potential violations. There are no buried storage tanks on our property. Environmental cost for fiscal year 2003 have not exceeded $100,000.

Our research and development activities primarily have involved changes to our manufacturing process and the introduction of equipment with newer technology. Improvements to our manufacturing process are ongoing and related costs are incorporated into our manufacturing expenses. Investigations into use of purer raw material, alternative fuels and improved distribution systems have been the core of our research and development program.

Our total work force consist of 16 employees; 2 administrative, 2 sales, and 12 shop personnel. The shop is non-union.

The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the internet site is http://www.sec.gov. The public can also contact Mr. John Kane at Dynasil Corporation of America,
385 Cooper Road, West Berlin, NJ 08091 or through the internet web address http://www.Dynasil.com.

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


                                  PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2002 and September 30, 2003 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       2002
       First              $0.95                 $0.30
       Second              0.90                  0.45
       Third               0.51                  0.40
       Fourth              0.40                  0.13

       2003
       First              $0.20                 $0.07
       Second              0.15                  0.10
       Third               0.51                  0.10
       Fourth              0.51                  0.13

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

As of September 30, 2003, there were 2,237,697 shares of common stock outstanding held by approximately 500 holders of record of the Common Stock of the Company (including shareholders whose stock is held in street name and who have declined disclosure of such information).

The Company has paid no cash dividends since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants to officers, directors, employees and consultants, options to purchase up to 1,350,000 shares of the Company's common stock. At September 30, 2003, 872,000 shares of common stock were reserved for issuance under the Plans. Options are generally exercisable at the fair market value on the date of grant over a five-year period. To date, options have been granted at exercise prices ranging from $.56 to $4.25 per share. At September 30, 2003, 267,000 options were outstanding.

     The securities authorized for issuance under equity compensation plans is set forth in a tabular format in response to Item 11.

The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares had been reserved for issuance. Of these, 93,064 shares have been purchased by the employees at purchase prices ranging from $.09 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

On September 19, 2000 the Company filed a Form S-8 with the United States Securities and Exchange Commission to register the shares associated with the Stock Incentive Plans and the Employee Stock Purchase Plan. Prior to that date the shares were restricted and subject to the holding periods of Rule 144.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


     The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB


General Business Overview

     The downturn in demand that we had experienced in fiscal year 2002 continued into fiscal year 2003. Two important areas of our customer base, semi-conductor and telecommunications industries, still had not fully recovered from adverse economic conditions. Managing expenses continued to be a day-to-day priority for the year. Market information, including discussions with existing customers, lead us to believe that we should start to see increases in demand gradually through the next fiscal year. Our expansion into other optical materials should also help us in improving the overall financial health of the Company.


Results of Operations

          Sales for the fiscal year ended September 30, 2003 were $2,340,397. This represents a decrease of $330,072 or 12% from sales for the fiscal year ended September 30, 2002 of $2,670,469. The reduced levels of sales are a reflection of the continued downturn in two key areas for our product, semi-conductor and telecommunications. During this current year we saw periodic spurts of activity but nothing of any sustaining nature.

We believe our international activity continues to show improvement. Sales for the fiscal year ended September 30, 2003 were $445,437, or 19% of total sales. This is an increase of 4% over the prior fiscal year. We did see an increase in sales into the Asian market, even though we were unsuccessful in obtaining sales representation in that market. This will be a priority in fiscal year 2004. We continue to be pleased with our European sales representatives. Indications are that we should experience the same level of activity internationally during the next fiscal year.

Cost of sales for the fiscal year ended September 30, 2003 was $1,849,291, or 79.0% of sales, versus $2,202,060 or 82.5% of sales for fiscal year ended September 30, 2002. The improvement in percentage of sales of 3.5% can be attributed in part to our continuous expense monitoring throughout the year. Although we saw a slight increase in material cost, as a result of supplementing our reduced manufacturing volume with outside material purchases, we more than offset that increase in reduced labor and overhead cost. The low sales volumes and high fixed overhead cost continue to create problems of unabsorbed overhead.

     To address this problem we again had to evaluate the carrying value of our production assets, in particular our manufacturing furnaces. Taking into consideration the downward pressure on pricing, decline in demand for product, and an over abundance of product availability, we adjusted the carrying value on our remaining furnaces. This resulted in an asset impairment charge of $158,333. Our inventory levels were sufficient to shut all furnaces down on an interim basis, until demand increases. We also have the ability to complement the inventory with outside purchases.

      Gross profit increased to $491,106 or 21.0% of sales, for fiscal year 2003 from $468,409 or 17.5% of sales for fiscal year 2002. We believe the increase of $22,697, or 4.8%, is a direct result of closely managing our operating expenses as discussed above.

      Selling, general and administrative expenses decreased to $657,465 or 28.1% of sales, for fiscal year 2003 from $705,206 or 26.4% of sales, for fiscal year 2002. We were able to offset increases in insurance and computer expenses with reductions in consulting, travel and professional fees for a net reduction of $47,741 for the year.

     Interest Expense-net, decreased to $43,989 or 1.9% of sales for fiscal year 2003 from $68,365 or 2.6% of sales for fiscal year 2002. The decrease of $24,376 was the result of debt decreasing overall by $202,481 for fiscal year 2003.

The Company lost $368,681 for the year ended September 30, 2003 compared to a loss of $982,838 for the fiscal year ended September 30, 2002.

     The Company has no provisions for income taxes for either fiscal 2003 or 2002. As of September 30, 2003 we have approximately $1,200,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $633,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2012.

Liquidity and Capital Resources

     Net cash provided by operating activities decreased to $192,006 for fiscal year 2003, from $272,294 for fiscal year 2002. Despite showing a net loss for the year we were able to generate cash from operating activities primarily through depreciation and reductions in Inventory.

     Cash flows used in investing activities decreased to $11,803 for fiscal year 2003, from $160,739 for fiscal year 2002. We believe the reduction can be attributed to a reduction in purchase of equipment in fiscal year 2003.

Cash flows used in financing activities decreased to $229,000 for fiscal year 2003, from $412,822 for fiscal year 2002. Cash used in financing activity for fiscal year 2003 and 2002 was primarily used to reduce long-term debt. In addition during fiscal year 2003, $27,039 worth of the Company's common stock was purchased in the open market through our Repurchase Plan.

The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Any business expansion may require the Company to seek additional debt or equity financing.


"Off Balance Sheet" Arrangements

     The Company has no "Off Balance Sheet" arrangements.


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

ITEM 7.  FINANCIAL STATEMENTS



                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


HAEFELE, FLANAGAN & CO, p.c.

Moorestown, New Jersey
November 3, 2003

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS

                                                               2003            2002
                                                           ----------      ----------
Current assets
   Cash and cash equivalents                                $ 123,321     $  172,118
   Certificates of deposit                                    200,000            -0-
   Accounts receivable, net of allowance for doubtful
    accounts of $5,000 for 2003 and 2002                      242,919         343,227
   Inventories                                                435,820         581,104
   Prepaid expenses and other current assets                   38,935          40,567
                                                           ----------      ----------
        Total current assets                                1,040,995       1,137,016

Property, Plant and Equipment, net                            558,191         891,261

Other Assets
   Certificates of deposit                                      -0-           200,000
   Other assets                                                10,654          15,465
                                                           ----------       ----------
Total other assets                                             10,654         215,465
                                                           ----------       ----------
        Total Assets                                       $1,609,840      $2,243,742
                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
   Current portion of long-term debt                        $ 140,925      $  202,477
   Accounts payable                                           131,518         163,903
   Accrued expenses and other current liabilities              73,624          77,460
                                                           ----------      ----------


        Total current liabilities                             346,067         443,840

Long-term Debt, net                                           772,781        913,710

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,047,857 and 3,043,563 shares issued,
    2,237,697 and 2,402,939 shares outstanding
    for 2003 and 2002, respectively                             1,524           1,522
   Additional paid in capital                               1,089,718       1,089,200
   Retained earnings                                          386,092         754,773
                                                           ----------      ----------
                                                            1,477,334       1,845,495

   Less 810,160 and 640,624 shares of treasury stock for
     2003 and 2002, at cost                                  (986,342)       (959,303)
                                                           ----------      ----------
        Total stockholders' equity                            490,992         886,192
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $1,609,840      $2,243,742
                                                           ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                    2003            2002
                                                 ----------      ----------

Net sales                                       $2,340,397       $2,670,469
Cost of sales                                    1,849,291        2,202,060
                                                 ----------      ----------
Gross profit                                       491,106          468,409

Operating Expenses
  Selling, general and administrative              657,465          705,206
  Asset impairment                                 158,333          677,676
                                                 ----------      ----------
     Total operating expenses                      815,798        1,382,882
                                                 ----------      ----------

Loss from operations                              (324,692)        (914,473)

Interest expense, net                             ( 43,989)        ( 68,365)
                                                 ----------      ----------
Loss before income taxes                          (368,681)        (982,838)

Income taxes                                           -0-             -0-
                                                 ----------      ----------
Net loss                                          $(368,681)     $ (982,838)
                                                 =========      ===========


Basic and diluted net loss per common share  $        (0.16)    $     (0.41)
                                                ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                         Additional
                                                                           Paid-in        Retained
                                                Shares       Amount        Capital        Earnings
                                              ---------      ------      ----------     ----------

Balance, October 1, 2001                      3,018,383      $1,509      $1,082,542     $1,737,611

Issuance of shares of common stock under
 employee stock purchase plan                    25,180           13          6,658              0

Net loss                               0           0               0       (982,838)
                                              ---------       -----         -------      ---------
Balance, September 30, 2002                   3,043,563      $1,522      $1,089,200      $ 754,773

Issuance of shares of common stock under
 employee stock purchase plan                     4,294           2             518              0

Purchase of treasury stock                            0           0               0              0

Net loss                                              0           0               0       (368,681)
                                              ---------       -----       ---------      ---------
Balance, September 30, 2003                   3,047,857      $1,524      $1,089,718      $ 386,092
                                              =========      ======      ==========     ==========


                                                      Treasury Stock             Total
                                                  -----------------------     Stockholders'
                                                   Shares        Amount          Equity
                                                  -------      ----------     -------------

Balance, October 1, 2001                          640,624      $(959,303)      $1,862,359

Issuance of shares of common stock under
 employee stock purchase plan                           0              0            6,671

Net loss                                                0              0         (982,838)
                                                  -------      ----------     -------------
Balance, September 30, 2002                       640,624      $(959,303)      $  886,192


Issuance of shares of common stock under
 employee stock purchase plan                           0              0              520

Purchase of treasury stock                        169,536        (27,039)         (27,039)


Net loss                                                0              0         (368,681)
                                                  -------      ----------     ------------
Balance, September 30, 2003                       810,160      $(986,342)      $  490,992
                                                  =======      =========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                  2003              2002
                                                               ---------        -----------

Cash flows from operating activities:
    Net loss                                                   $(368,681)      $  (982,838)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                             191,351            296,940
       Allowance for doubtful accounts                                 0              5,000
Asset impairment                                                 158,333            677,676
(Increase) decrease in:
         Accounts receivable                                     100,308            120,803
         Inventories                                             145,284            187,603
         Prepaid expenses and other current assets                 1,632            (13,990)
       Increase (decrease) in:
         Accounts payable                                        (32,385)            24,167
         Accrued expenses and other current liabilities           (3,836)           (43,067)
                                                               ---------        -----------
Net cash provided by operating activities                        192,006            272,294
                                                               ---------        -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                  (13,206)          (160,739)
     Other assets                                                  1,403                  0
                                                               ---------        -----------
Net cash used in investing activities                            (11,803)          (160,739)
                                                               ---------        -----------
Cash flows from financing activities:
     Repayment of long-term debt                                (202,481)          (419,493)
     Purchase of treasury stock                                 ( 27,039)                 0
     Issuance of common stock                                        520              6,671
                                                               ---------        -----------
Net cash used in financing activities                           (229,000)          (412,822)
                                                               ---------        -----------
Net decrease in cash and cash equivalents                       ( 48,797)          (301,267)
Cash and cash equivalents, beginning                             172,118            473,385
                                                                ---------       -----------
Cash and cash equivalents, ending                              $ 123,321        $   172,118
                                                               ==========       ===========








The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002


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

The Company's products and services are sold throughout the United States and internationally.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly owned subsidiaries, Dynasil International Incorporated and Hibshman Corporation. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company records sales revenue upon shipment to customers as the terms are generally FOB shipping point at which time title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonable assured. Returns of products shipped are and have historically not been material. The Company also provides an allowance for doubtful accounts based on historical experience and a review of its receivables.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

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

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Based on these reviews, asset impairment charges of $158,333 and $677,676 were made to the carrying value of long-lived assets during the years ended September 30, 2003 and 2002. Additional disclosures are included in Note 4.

Other Assets

Other assets include deferred financing costs which are amortized using the straight-line method over 7 years. Amortization expense for the years ended September 30, 2003 and 2002 was $3,408 and $3,408. Accumulated amortization as of September 30, 2003 and 2002 was $17,608 and $14,200.

Advertising

The Company expenses all advertising as incurred. Advertising expense for the years ended September 30, 2003 and 2002 was $7,125 and $6,280.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

Note 1   Summary of Significant Accounting Policies (continued)

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

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Dilutive loss per share gives effect to all dilutive potential common shares outstanding during the years ended September 30, 2003 and 2002.

     Common stock options aggregating 267,000 and 463,977 common share equivalents outstanding as of September 30, 2003 and 2002 have been excluded from the loss per share as their effect is anti-dilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No.25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS had been adopted.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard NO.148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

Note 1   Summary of Significant Accounting Policies (continued)

Stock Based Compensation(continued)

     The Company has adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002 and continues to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123. The pro forma disclosures of net loss and net loss per common share required by SFAS No. 123 is shown below:

                                                        2003       2002
     Net loss, as reported                          ($ 368,681)   ($ 982,838)
     Add:  Stock-based employee compensation
           expense included in reported net income        -0-           -0-
     Less: Total stock-based employee
          compensation expense determined under
          fair method for all options                     -0-           -0-
                                                     ----------   ----------
     Pro forma net loss                             ($ 368,681)   ($ 982,838)

     Actual net loss per common share               ($    0.16)   ($    0.41)
     Pro forma net loss per common share            ($    0.16)   ($    0.41)

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents at various financial institutions in New Jersey and Pennsylvania. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2003, the Company's uninsured bank balances totaled $159,550. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs ongoing credit evaluations of it customers and generally requires no collateral from its customers. The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2003 and 2002, approximately $17,273 and $121,071 or 7% and 35% of the Company's accounts receivable are due from foreign sales.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

Note 1   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liability and equity. It requires that a financial instrument within its scope be classified as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on the Company.


Statement of Cash Flows

For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Note 2   Certificates of Deposit

     Certificates of deposit ("CDs") are pledged as collateral for the $38,889 note payable to the bank (See Note 6). Both the CDs and the note payable to the bank mature during fiscal year 2004. Accordingly, the CDs are classified as current as of September 30, 2003.


Note 3 - Inventories

Inventories at September 30, 2003 and 2002 consisted of the following:

                      2003            2002
Raw Materials       $182,666       $255,901
Work-in-Process      118,836        176,303
Finished Goods       134,318        148,900
                    --------       ---------
                    $435,820       $581,104
                   =========      =========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002


Note 4 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2003 and 2002 consist of the following:

                                             2003           2002


Land                               $      261          $      261
Building and improvements           1,012,968           1,212,968
Machinery and equipment             2,471,702           2,458,496
Office furniture and fixtures         231,248             231,248
Transportation equipment               53,419              53,419
                                   ----------          ----------
                                    3,769,598           3,956,392
Less accumulated depreciation       3,211,407           3,065,131
                                   ----------          ----------
                                   $  558,191          $  891,261
                                   ==========          ==========

Included in the cost of machinery and equipment at September 30, 2003 and 2002 is $123,300 representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 2003 and 2002 for the capitalized leases was $31,853 and $41,497.

Depreciation expense for the years ended September 30, 2003 and 2002 was $187,943 and $293,532, of which $12,330 and $20,836 represents depreciation of assets under capitalized lease obligations.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002


Note 4 - Property, Plant and Equipment (continued)

During the years ended September 30, 2003 and 2002, the Company recorded asset impairment charges of $158,333 and $677,676 respectively. The impairment charges were required to bring the carrying value of the production furnaces in line with their fair value. The combination of reduced demand and substantially reduced market pricing for synthetic fused silica required management to recognize the impairment.


Note 5 - Line of Credit

The Company had a $150,000 line of credit agreement with a bank, which the Company decided not to renew during the year ended September 30, 2003. Advances under the line were due on demand with interest at the Bank's prime rate plus 1% (5.0% and 5.75% at September 30, 2003 and 2002). The note is secured by a mortgage on the Berlin, New Jersey property, accounts receivable, inventories, machinery and equipment and leasehold improvements.


Note 6 - Long-Term Debt

Long-term debt at September 30, 2003 and 2002 consisted of the following:

                                                         2003           2002

Note payable to bank in monthly installments of
$7,222 plus interest at the Bank's prime rate plus
0.5%(4.5% and 5.25% at September 30, 2003 and
2002), final payment of $700,556 due August 1,
2005, secured by first Mortgage on Berlin, New
Jersey property and all accounts receivable,
Inventory, equipment and general intangibles
of the Company                                        $859,445         $946,114

Note payable to bank in monthly installments of
$5,556 plus interest at 7.25%, due April 2004,
Secured by certificate of deposits, first mortgage
On Berlin, New Jersey property, and all accounts
Receivable, inventory, equipment and general
intangibles of the Company (See Note 2)                 38,889          105,555


Capital lease obligations payable in total monthly
installments of $5,328 including interest at rates
ranging from 10.2% to 11.2% due April 2003 and
April 2004, secured by equipment                        15,372           64,518
                                                    -----------      ----------
                                                     $ 913,706      $ 1,116,187
Less current portion                                  (140,925)      (  202,477)
                                                    -----------    ------------
                                                    $  772,781       $  913,710
                                                   ===========     ============

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002


Note 6 - Long-Term Debt (continued)

The current portion includes $15,372 and $49,146 payable under capital lease obligations at September 30, 2003 and 2002. The aggregate maturities of long-term debt, including capital lease obligations as of September 30, 2003 are as follows:

                                      Capital Lease  Total Long-
                       Notes Payable  Obligations    Term Debt
                      -------------- -------------  -----------
September 30, 2005         $ 772,781   $        0     $ 772,781
                          ========== =============  ===========

Note 7 - Income Taxes

The Company's income tax expense (benefit) for the years ended September 30, 2003 and 2002 are as follows:

                  2003               2002

Current
Federal          $     0             $     0
State                  0                   0
                --------            --------
                       0                   0
Deferred
Federal                0                   0
State                  0                   0
                --------            --------
                 $     0             $     0
                ========            ========

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before income taxes at September 30, 2003 and 2002 are as follows:

                                              2003                2002
Taxes at statutory rates applied to
 loss before income taxes                ($ 125,400)              ( $334,200)
Increase (reduction) in tax resulting
 from:
  Depreciation                             ( 18,300)              (    4,100)
  Loss on asset retirement                   53,800                  230,400
  Inventories                              (  4,600)              (    4,400)
  Accounts receivable                             0                    1,700
  Vacation pay                             (  1,300)              (      100)
  State income taxes                       ( 25,300)              (   29,300)
  Net operating loss carryforwards          121,100                  140,000
                                         ----------               ----------
                                         $       0                $       0
                                         ==========               ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002


Note 7 - Income Taxes (continued)

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2003 and 2002 are as follows:

                                            2003                2002
Inventories                             $  21,400           $  26,800
Vacation pay                                6,400               7,900
Accounts receivable                         2,000               2,000
Depreciation                              145,300             124,600
Net operating loss carryforwards          465,600             329,500
Less valuation allowance                 (640,700)           (490,800)
                                        ---------           ----------
                                        $       0           $       0
                                        =========           ==========

Based on the company's history of significant fluctuations in net earnings there is uncertainty as to the realization of certain net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets since management believes it is more likely than not that the tax benefit will not be realized. At September 30, 2003, the Company has approximately $1,200,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2020. In addition, the main operating Company has approximately $633,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2012.


Note 8 - Stockholders' Equity

     In November 2002, the Company reactivated its share buy-back program originally initiated in October 2001. Under the plan, the Company may repurchase its own common stock on a periodic basis. During the years ended September 30, 2003 and 2002, 169,536 and 0- shares were repurchased for $27,039 and $-0-, respectively.

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. The Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value on the date of grant over a five-year period currently expiring through 2005. The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance.
The maximum shares of common stock which may be issued under the plans are 1,350,000 shares, of which 872,000 shares of common stock are available for future purchases under the plan at September 30, 2003.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

Note 8   Stockholders Equity (continued)

Stock Based Compensation (continued)

A summary of stock option activity for the years ended September 30, 2003 and 2002 is presented below:

                                                    Exercise Price
                                                 Shares      Per Share
                                                --------- --------------
Options outstanding at October 1, 2001            548,977   $ .56 - $4.25

Granted in 2002                                      -0-
Exercised in 2002                                    -0-
Cancelled in 2002                                ( 85,000)  $ .56 - $4.25
---------
Options outstanding at September 30, 2002         463,977   $ .56 - $4.25

Granted in 2003                                      -0-
Exercised in 2003                                    -0-
Cancelled in 2003                                (196,977)  $ .56 - $3.52
                                                 ---------
Options outstanding at September 30, 2003         267,000   $ .56 - $1.50
                                                 =========

Options exercisable at September 30, 2003          267,000   $ .56 - $1.50
                                                 =========

During the years ended September 30, 2003 and 2002, no stock options were granted and no options were exercised. The Company cancelled 196,977 and 85,000 options during the years ended September 30, 2003 and 2002, respectively. Compensation expense relating to non-employee stock options granted during the years ended September 30, 2003 and 2002 was $-0-.


Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares have been reserved for issuance.

During any twelve-month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2003 and 2002, 4,294, and 25,180 shares of common stock were issued under the plan for aggregate purchase prices of $520, and $6,671, respectively.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002


Note 9 - Profit Sharing Plan

The Company has 401k Plan for the benefit of its employees. The Company did not make a contribution to the plan during the years ended
September 30, 2003 and 2002.


Note 10 - Supplemental Disclosure of Cash Flow Information

                                                 2003           2002
Cash paid during the year for:
  Interest                                   $  56,031      $  99,599
                                               =========      =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

ITEM 8A CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. It should be noted that design of any system controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goal.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     All of our directors were elected to serve for a one-year term at our Annual meeting of the shareholders held on January 28, 2003. All directors will hold office until their successors are elected at the next annual meeting of the shareholders.

Mr. Robert Lear resigned, effective June 30, 2003, from his position as a member of the Board of Directors. Time constraints caused by the demands of his position as President and CEO of Penn Independent Corporation were cited as the reason for his resignation.

     Our executive officers and directors, and their ages at December 1, 2003, are as follows:

Name                                Age       Position
---------------                     ---       --------
James Saltzman                       59        Chairman of the Board
John Kane                            52        President, CEO, CFO,
                                               Treasurer, Director,
Nathan Schwartz                      43        Director
Dr. Peter P. Bihuniak                54        Director
David Manzi                          42        Director
Paul Roehrenbeck                     58        Vice President

     None of the above persons is related to any other of the above-named persons by blood or marriage.

      Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2003 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

James Saltzman, Chairman, 59, has been a member of the Board since
February 1998. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments. He served as a director of Xyvision, Inc., a publicly held company that develops, markets, integrates and supports content management and publishing software, since 1992, and was Chairman of the Board of such company from February 1994 to February 1995. On September 19, 2001, in the matter of Securities and Exchange Commission v. James S. Saltzman, Civil Action No. 00-CV-2468 in the United States District Court for the Eastern District of Pennsylvania, Saltzman consented, without admitting or denying the allegations of the Commission's Complaint, to the entry of a Final Judgment and Order in the case, to an order permanently enjoining him from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Section 206(2) of the Investment Advisers Act of 1940 (the "Advisers Act"), and requiring him to pay disgorgement plus prejudgment interest in the amount of $1,920,340, and a civil penalty in the amount of $50,000. The Order was entered on September 19, 2001, by the Honorable Anita B. Brody.

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

John Kane, 52, President, CEO, CFO and Treasurer, has been with the
Company since January 1997. On December 1, 2000 he was appointed President of the Company and assumed primary responsibility for the day-to-day operations. He took on the additional position of CEO on August 1, 2001. Prior to his appointment as President Mr. Kane served as the Chief Financial Officer of the Company. Prior to joining the Company he spent three years as an independent financial consultant, primarily engaged in the design and implementation of accounting systems. He was the Chief Financial Officer of Delaware River Stevedores, Inc. from 1985 to 1993. Mr. Kane earned a B.B.A in accounting from Temple University in 1975, and is a certified public accountant.

     Nathan Schwartz, 43, has been a member of the Board since February 1996. He is an attorney and financial advisor, providing legal and financial advice to numerous financial service clients since 1992. Mr. Schwartz earned a B.A. in History from Kenyon College in 1982, a Masters in Public/Private Management from Columbia University in 1986, and a J.D. from the University of Pittsburgh in 1989. On December 12,2003, Mr. Schwartz advised the Company that he would not be standing for reelection to the Board. Consequently, his term will end on January 20, 2004.

    Dr. Peter P. Bihuniak, 54, has been a member of the Board since February 1997. He is an accomplished senior operating and technology executive who has extensive domestic and international experience in manufacturing oriented business. He is currently principal with Hidden Point Consulting LLC, providing general and technical management consulting services to a diverse list of clients, including industrial products firms, as well as business start-ups. From 1998 to 2003, as Vice President of Technology for BP Solar, Dr. Bihuniak had worldwide responsibilities for the commercialization of new photovoltaic products and processes. From 1995 to 1997, he served as Director of Research and Development for Pilkington, Libbey-Owens-Ford in Toledo, Ohio, directing invention and development efforts for high performance flat glass. Dr. Bihuniak holds a B.S. in Ceramic Science from Rutgers University, an M.S. in Materials Science from the University of California at Berkley and a PhD from Alfred University in Ceramics. He holds ten patents (not related to the Company), has numerous publications and is a Fellow in the American Ceramic Society. After discussions among Dr. Bihuniak and other board members, it was decided he would not stand for reelection. Consequently, his term will end on January 20, 2004.

     David Manzi, 42, has been a member of the Board since June 2002. Since November 1999, Mr. Manzi has served as President and CEO of Special Optics Inc., a Wharton New Jersey company that specializes in the design and manufacture of diffraction-limited lens systems used in high resolution imaging and laser applications. Mr. Manzi served as General Manager and as Vice President of Special Optics from 1991 through 1999. Prior to Special Optics he served in various capacities from 1988 through 1991, including Product Manager, for Synoptics, a division of Litton Corporation. Mr. Manzi earned his B.S. degree in Physics from the Pennsylvania State University in 1986.

     Paul Roehrenbeck, 58, Vice President   Sales and Marketing, has been
with the Company since May 2003. He held the position of Manager, Business Development for the Center for Advanced Photonics Technology at the City University of New York (CUNY CAT) from 2001 through May 2003. He has previously served in sales and marketing management positions in the optics and photonics industry including positions at Fiberguide (1999-2001), Archon Technology Resources (1997-1999) and Hamamatsu (1986-1995) as well as an assignment as Director of Corporate Services at the Optical Society of America (1996). He holds a BS degree in Physics from the College of Holy Cross.

Code of Ethics

     The Company has adopted a Code of Ethics for Principal Executives and Senior Financial Officers that applies to its Chief Executive Officer and Chief Financial Officer. The Company will provide a copy to any person without charge upon request in the manner set forth under item 1 on page 3.


 ITEM 10. EXECUTIVE COMPENSATION


                            Summary Compensation Table

                                                                     Long Term Compensation
                                                                     ----------------------
                           Annual Compensation                  Awards             Payouts
                           -------------------                  ------             -------
                                             Other                                  Long-
Name and                                     Annual       Restricted    Securities  Term       All other
Principle                                    Compen-      Stock         Underlying  Incentive  compen-
Position     Year    Salary ($)    Bonus ($) sation ($)   Awards ($)    Options ($) Plans ($)  sation($)
---------    ----    ---------    ---------  ----------   -----------   ---------   --------- ----------
John Kane    2003     110,000
President    2002     110,000
And CEO,     2001     114,122      18,565
Treasurer



Paul         2003      29,430
Roehrenbeck,
VP



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

Effective December 1, 2003 the agreement automatically renewed for a one-year period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2003 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Saltzman Partners (2)               367,009               16.40%
           621 East Germantown Pike
           Suite 105
           Plymouth Meeting, PA  19401

Common     Penn Independent Corporation        160,236               7.16%
           420 S. York Road
           Hatboro, PA  19040

Common     James Saltzman (2)(3)              125,370                5.39%
           4 Tower Bridge, Ste. 222
           200 Barr Harbour Drive
           West Conshohocken, PA  19428

Common     Nathan Schwartz(4)                  80,394                3.49%
           4 Tower Bridge, Ste. 222
           200 Barr Harbour Drive
           West Conshohocken, PA  19428

Common     Dr. Peter P. Bihuniak(5)           66,000                 2.86%
           17101 Hidden Point Drive
           Chagrin Falls, OH   44023

Common     John Kane(6)                       54,925                 2.41%
           149 Plowshare Road
           Norristown, PA  19403


All Officers and Directors
as a Group                                   326,689                13.57%

------------

(1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2003 was 2,237,697.

(2)James Saltzman disclaims beneficial ownership of the 367,009 shares owned by Saltzman Partners.

(3)Includes options to purchase 90,000 shares of the Company's common stock at $1.50 per share.

(4)Includes options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(5)Includes options to purchase 3,000 shares of the Company's common stock at $1.17 per share, options to purchase 3,000 shares of the Company's common stock at $.56 per share and options to purchase 60,000 shares of the Company's common stock at $1.50 per share.

(6)Includes options to purchase 45,000 shares of the Company's stock at $1.50 per share.


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


ITEM 14. Principal Accountant Fees and Services

N/A for the Company's fiscal year ended September 30, 2003.

       SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA


BY:      /s/ John Kane
        ---------------------------------
        John Kane, President, CEO, Treasurer,
        And Principal Accounting Officer

DATED:  December 18, 2003
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 Signature                        Title                          Date
---------                        -----                          ----

BY:  /s/ James Saltzman       Chairman of the Board of       December 18, 2003
    ---------------------     Directors                      ----------------
    James Saltzman


BY: /s/ John Kane             President, CEO and             December 18, 2003
    ---------------------     Treasurer (Principal           -----------------
    John Kane                 Financial Officer and
                              Principal Accounting Officer)

BY: /s/ David Manzi           Director                       December 18, 2003
    ---------------------                                    -----------------
    David Manzi

BY: /s/ Nathan Schwartz       Director                       December 18, 2003
    ---------------------                                    -----------------
    Nathan Schwartz

BY: /s/ Dr. Peter P. Bihuniak  Director                      December 18, 2003
    ---------------------                                    -----------------
    Dr. Peter P. Bihuniak