Form 10QSB
period 2003-12-31
DYNASIL CORP OF AMERICA
filed 2004-02-12
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
______.

    Commission file number        000-27503
                             ____________________


                      DYNASIL CORPORATION OF AMERICA
----------------------------------------------------------------
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

The Company had 2,238,881 shares of common stock, par value
$.0005 per share, outstanding as of January 31, 2004.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX



PAGE
PART 1.   FINANCIAL INFORMATION
----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             DECEMBER 31, 2003 AND SEPTEMBER 30, 2003             3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002    4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                 7

   ITEM 3.   CONTROLS AND PROCEDURES                              9

PART II.    OTHER INFORMATION                                    10

   ITEM 1    LEGAL PROCEEDINGS                                   10

   ITEM 2    CHANGES IN SECURITIES                               10

   ITEM 3    DEFAULTS ON SENIOR SECURITIES                       10

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 10

   ITEM 5    OTHER INFORMATION                                   10

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                    10

SIGNATURES                                                       11

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                                          December 31         September 30
                                                               2003               2003
                                                           ----------          ----------

Current assets
   Cash and cash equivalents                                $ 305,212          $ 323,321
   Accounts receivable, Net                                   305,811            242,919
   Inventory                                                  400,744            435,820
   Other current assets                                         7,497             38,935
                                                           ----------          ----------
        Total current assets                                1,019,264          1,040,995

Property, Plant and Equipment, net                            518,816            558,191

Other assets                                               9,802                  10,654
                                                           ----------          ----------
        Total Assets                                       $1,547,882         $1,609,840
                                                           ==========         ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $112,753          $140,925
   Accounts payable                                           162,196           131,518
   Accrued expenses                                            56,863            73,624
                                                           ----------          ----------
        Total current liabilities                             331,812           346,067

Long-term Debt, net                                           751,114           772,781

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,048,476 and 3,047,857 shares issued
    2,238,316 and 2,237,697 shares outstanding                  1,524             1,524
   Additional paid in capital                               1,089,718         1,089,718
   Retained earnings                                          360,056           386,092
                                                           ----------         ----------
                                                            1,451,298         1,477,334

   Less: 810,160 shares in treasury - at cost                (986,342)         (986,342)
                                                           ----------         ----------
        Total stockholders' equity                            464,956           490,992
                                                           ----------         ----------
        Total Liabilities and Stockholders' Equity         $1,547,882        $1,609,840
                                                           ==========         ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                    Three Months Ended
                                                            December 31
                                                       2003          2002
                                             	     --------     ---------
Sales                                            $  622,494    $  656,156
Cost of Sales                                       462,548       494,620
                                                   --------      --------
Gross profit                                        159,946       161,536
Selling, general and administrative                 178,581       180,521
                                                   --------      --------
Loss from Operations                                (18,635)      (18,985)


Interest expense - net                             (  7,401)     ( 12,015)
		                                   --------      --------
Loss before Income Taxes                           ( 26,036)     ( 31,000)

Income Taxes                                             0             0
                                                   --------      --------
Net Loss                                         $ ( 26,036)    $( 31,000)
                                                   ========      ========

Net loss per share
  Basic                                            $ ( 0.01)     $ ( 0.01)
  Diluted                                          $ ( 0.01)     $ ( 0.01)

Weighted average shares outstanding                2,238,254     2,388,361


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                 Three Months Ended
                                                                    December 31
                                                                  2003       2002
                                                              ----------   -----------

Cash flows from operating activities:
    Net loss                                                  $( 26,036)      $ ( 31,000)
    Adjustments to reconcile net loss
    to net cash provided by operating activities:
       Depreciation                                               39,375          49,251
       Amortization expense                                          852             852
    (Increase) decrease in:
       Accounts receivable                                      ( 62,892)         67,465
       Inventories                                                35,076          63,794
       Prepaid expenses and other current assets                  31,438        (  3,799)
     Increase (decrease) in:
       Accounts payable                                           30,678         (87,330)
       Accrued expenses                                          (16,761)        (30,196)
                                                               ---------      -----------
Net cash provided by operating activities                      31,730             29,037
                                                               ---------      -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                     0         (  7,505)
                                                               ---------      -----------
Net cash (used in) investing activities                               0         (  7,505)
                                                               ---------      -----------
Cash flows from financing activities:
     Buyback of common stock                                          0         ( 13,236)
     Repayments of long-term debt                               ( 49,839)       ( 53,188)
                                                               ---------      -----------
Net cash (used in) financing activities                        ( 49,839)        ( 66,424)
                                                               ---------      -----------
Net (decrease) in cash                                         ( 18,109)        ( 44,892)
Cash - beginning of period                                       323,321         172,118
                                                               ---------      -----------
Cash - end of period                                           $ 305,212       $ 127,226
                                                               =========      ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2003 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and cash flows for the three months ended December 31, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2003 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 Annual Report on Form 10-KSB previously filed by the Company.

2. Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                                 December 31, 2003 September 30, 2003
                                 ----------------- ------------------
        Raw Materials                $ 176,926       $  182,666
        Work-in-Process                 93,708          118,836
        Finished Goods                 130,110          134,318
                                       -------          -------
                                     $ 400,744       $  435,820
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

4. Stock Based Compensation

     The Company has adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002 and continues to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No.
123. The pro forma disclosures of net loss and net loss per common share required by SFAS No. 123 are shown below.

                                 December 31, 2003        December 31, 2002
                                 -----------------        -----------------
     Net loss, as reported           ($ 26,036)                ($ 31,000)

     Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-                      -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                         -0-                      -0-
                                    -----------                 -----------
     Pro forma net loss            ($ 26,036)                   ($31,000)
                                   ===========                  ===========

     Actual net loss per common share      ($   0.01)          ($   0.01)

     Pro forma net loss per common share   ($   0.01)          ($   0.01)



     During the quarters ended December 31, 2003 and 2002, no stock options were granted and no options were exercised. The Company cancelled -0- and 73,977 options during the quarters ended December 31, 2003 and 2002, respectively. Compensation expense relating to non-employee stock options granted during the quarters ended December 31, 2003 and 2002 were $-0-.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     The Company continued to struggle through the quarter with reduced sales volume as a result of the decline in demand for synthetic fused silica (SFS), although quote activity in both volume and make-up was encouraging for the first time in the last four quarters. In an effort to reduce our dependency on the fluctuating demand for SFS we have begun to offer a select group of other optical glasses to complement our existing line. It is too early to determine the overall effect of this effort on the near future results. We continue to generate positive cash flow from operations, while reducing our debt load.

Results of Operations

     Sales were $622,494 for the three months ended December 31, 2003, a decrease of 5.1% over sales of $656,156, for the three months ended December 31, 2002. Even though the decrease is disappointing, we are encouraged by the fact that the quarterly sales are 10.8% higher than the average quarterly sales for the last three previous quarters. Management believes based on industry publications and customer feedback that this upward trend in sales will continue through the fiscal year. We do not expect the traditional steep increase that has historically prevailed in our industry, but more of a steady, gradual improvement.

     During the quarter we added new materials (other optical glasses) to our product line. Our customer base currently has a need for these other types of glasses and they are a natural fit with our synthetic fused silica offerings. We expect to see new sales in this area over the next few quarters.

     Cost of sales were $462,548, or 74.3% of sales, for the three months ended December 31, 2003 and $494,620, or 75.3% of sales, for the three months ended December 31, 2002. The 1.0% improvement in cost of sales is related to the continuing monitoring of our expenses. We are starting to see the results of our efforts over the last year of reducing our costs to be more in line with the reduced levels of demand.

     Gross profit was $159,946, or 25.7% of sales, for the three months ended December 31,2003 and $161,536, or 24.7% of sales, for the three months ended December 31, 2002. The 1.0% improvement is related to those items discussed above.

     Selling, general and administrative expenses were $178,581, or 28.6% of sales, for the three months ended December 31, 2003. This is a decrease of $1,940, over the three months ended December 31, 2002 when expenses were $180,521, or 27.5% of sales. Increases in Insurance and Advertising Expenses were offset by a decrease in Computer Expense.

     Interest expense decreased to $7,401 for the three months ended December 31, 2003, from $12,015 for the three months ended December 31, 2002. The lower interest expense is a direct result of reducing our debt during fiscal year 2003, as discussed in previous filings.

     The net loss of $26,036 for the three months ended December 31, 2003, compared to a net loss of $31,000, for the three months ended December 31, 2002, generated a loss per share of $0.01, for the three months ended December 31, 2003 and 2002.

     The Company has no provision for income taxes for either period in 2003 or 2002. As of September 30, 2003, we have approximately $1,200,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $633,000 of net operating loss carryforwards to offset future taxable income for state income tax purposes, expiring in various years through 2012.

Liquidity and Capital Resources

     Cash decreased by $18,109 for the three months ended
December 31,2003. Cash provided from operations of $31,730 was offset by reductions in debt of $49,839.

     The Company will seek to refinance existing long-term debt to take advantage of lower interest rates and in anticipation of the balloon payment of $700,000, due in August 2005.

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


BY:       /s/ John Kane                           DATED:February 11,2004
        ---------------------------------               --------------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
         Officer and Principal Accounting Officer