Form 10QSB
period 2004-03-31
DYNASIL CORP OF AMERICA
filed 2004-05-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The Company had 2,239,501 shares of common stock, par value $.0005 per share, outstanding as of April 30, 2004.

                  DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             MARCH 31, 2004 AND SEPTEMBER 30, 2003                      1

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003     2

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2004 AND 2003                       3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 4


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                       7

   ITEM 3.   CONTROLS AND PROCEDURES                                    9


PART II.  OTHER INFORMATION                                            10

   ITEM 1.   LEGAL PROCEDURES                                          10

   ITEM 2.   CHANGES IN SECURITIES                                     10

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                             10

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       10

   ITEM 5.   OTHER INFORMATION                                         10

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                          10

      SIGNATURES                                                       11

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                                             March 31     September 30
                                                               2004            2003
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 225,075       $ 323,321
   Accounts receivable                                        362,725         242,919
   Inventory                                                  391,967         435,820
   Other current assets                                        40,378          38,935
                                                           ----------      ----------
        Total current assets                                1,020,145       1,040,995

Property, Plant and Equipment, net                            479,441         558,191

Other Assets                                                    5,025          10,654
                                                           ----------      ----------
        Total Assets                                       $1,504,611      $1,609,840
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $ 92,219        $140,925
   Accounts payable                                           197,689         131,518
   Accrued expenses                                            66,909          73,624
                                                           ----------      ----------
        Total current liabilities                             356,817         346,067

Long-term Debt, net                                           729,447         772,781

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,049,041 and 3,047,857 shares issued
    2,238,881 and 2,237,697 shares outstanding                  1,525           1,524
   Additional paid in capital                               1,089,977       1,089,718
 Retained earnings                                            313,187         386,092
                                                           ----------      ----------
                                                            1,404,689       1,477,334

   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                            418,347         490,992
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $1,504,611      $1,609,840
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended          Six Months Ended
                                                   March 31                     March 31
                                          2004        2003             2004     2003
                                      ----------    ---------       ----------     ----------
Sales                                 $  594,469      $  599,692    $1,216,963     $1,255,848
Cost of Sales                            457,361      470,988         919,907         965,604
                                      ----------    ---------       ----------     ----------
Gross profit                             137,108      128,704          297,056        290,244
Selling, general and administrative      175,923      168,330          354,502        348,850
                                      ----------    ---------       ----------     ----------
Loss from Operations                    ( 38,815)    ( 39,626)        ( 57,446)     ( 58,606)

Other income (expense)
     Interest expense   net             (  8,058)    ( 11,162)         (15,459)      (23,177)

                                      ----------    ---------       ----------     ----------
Loss before Income Taxes                 (46,873)     (50,788)        ( 81,783)     (119,252)

Income Tax                                     0           0               0              0
                                      ----------    ---------       ----------     ----------
Net loss                               ( $46,873)   ($50,788)         ($72,905)    ($ 81,783)
                                      ===========   =========       ==========     ==========

Net loss per share
  Basic                                 (   $0.02)    (  $0.02)      (   $0.03)     (  $0.03)
  Diluted                               (   $0.02)    (  $0.02)      (   $0.03)     (  $0.03)

Weighted average shares outstanding     2,238,830     2,302,905       2,238,542     2,345,633



      DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Six Months Ended
                                                                         March 31
                                                                  2004              2003
                                                            ----------       -----------

Cash flows from operating activities:
    Net loss                                                  ($  72,905)        ($ 81,783)
    Adjustments to reconcile net (loss)
     to net cash provided by (used in) operating activities:
       Depreciation                                               78,750             98,502
       Amortization expense                                        1,704              1,704
     (Increase) decrease in:
         Accounts receivable                                    (119,806)            30,427
         Inventories                                              43,853             40,039
         Prepaid expenses and other current assets               ( 1,443)           (13,697)
       Other assets                                                3,925                  0
       Increase (decrease) in:
         Accounts payable                                         66,171              2,243
         Accrued expenses                                        ( 6,715)           (22,981)
                                                               ---------         ----------
Net cash provided by (used in) operating activities               (6,466)            54,454
                                                               ---------         ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                      0          (  7,505)
                                                               ---------        -----------
Net cash used in investing activities                                  0          (  7,505)
                                                               ---------        -----------
Cash flows from financing activities:
Issuance of common stock                                             260               260
Buyback of common stock                                                            (24,921)
Repayments of long-term debt                                    ( 92,040)         (104,255)
                                                               ---------        -----------
Net cash used in financing activities                           ( 91,780)          (128,916)
                                                               ---------        -----------
Net(decrease) in cash                                            (98,246)          ( 81,967)
Cash - beginning of period                                       323,321            172,118
                                                               ---------        -----------
Cash - end of period                                           $ 225,075          $  90,151
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2003 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations and cash flows for the six months ended March 31, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2004 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   March 31, 2004        September 30, 2003
                                 -----------------       ------------------
        Raw Materials                  163,219               182,666
        Work-in-Process                106,485               118,836
        Finished Goods                 122,263               134,318
                                       -------               -------
                                       391,967               435,820
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

                                         Six months ended
                                   March 31,2004  March 31,2003
                                   -------------  ---------------
     Net loss, as reported              ($ 72,905)   ($ 81,783)

Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-           -0-

Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                         -0-           -0-
                                       -----------   -----------
     Pro forma net loss                 ($ 72,905)   ($ 81,783)
                                       ===========   ===========

     Actual net loss per common share   ($   0.03)    ($   0.03)

Pro forma net loss per common share     ($   0.03)    ($   0.03)



     During the six-months ended March 31, 2004 and 2003, no stock options were granted and no options were exercised. The Company cancelled 132,000 and 73,977 options during the six-months ended March 31, 2004 and 2003, respectively. Compensation expense relating to non-employee stock options granted during the six-months ended March 31, 2004 and 2003 were $-0-.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Low demand and competitive pricing continue to hinder our attempts to bring the Company into a positive financial operating position. Micromanaging our expenses and aggressive pricing continues to be our primary focus until demand improves. The near future picture does not appear to be any brighter based on customer feedback and quote activity.

We have added other optical glasses to our existing product line but positive response from customers has been slower than anticipated. We had projected shipping $75,000 of new product this quarter but fell short by $48,000. Although this was disappointing we were encouraged by the ease in which our shop personnel adjusted to these new materials. We will be vigorously pursuing this area of opportunity.

Results of Operations

     Revenues for the three months ended March 31, 2004 were $594,469, a decrease of 0.8% over revenues of $599,692 for the three months ended March 31,2003. Revenues for the six-months ended March 31, 2004 were $1,216,963 a decrease of 3.2% over revenues of $1,255,848 for the six-months ended March 31,2003. Demand continues to lag in our primary markets. The addition of new optical glasses to our product line has been slow to develop new sales.

     Cost of sales for the three months ended March 31, 2004 were $457,361, or 76.9% of sales, a decrease of $13,627 over the three months ended March 31, 2003 of $470,988, or 78.5% of sales. Cost of sales for the six-months ended March 31, 2004 were $919,907, or 75.6% of sales, a decrease of $45,697 over the six-months ended March 31, 2003 of $965,604 or 76.9% of sales. The slight decrease in cost of sales as a percentage of sales is directly related to continuing concentration on controlling expenses.

     Gross profit for the three months ended March 31, 2004 was $137,108, or 23.1% of sales, an increase of $8,404 over the three months ended March 31, 2003 of $128,704, or 21.5% of sales. Gross profit for the six months ended March 31, 2004 was $297,056, or 24.4% of sales, an increase of $6,812 over the six months ended March 31, 2003 of $290,244, or 23.1% of sales.

     Selling, general and administrative expenses for the three months ended March 31, 2004 were $175,923 or 29.6% of sales, an increase of $7,593 over the three months ended March 31, 2003 of $168,330, or 28.0% of sales. Selling, general and administrative expenses for the six months ended March 31, 2004 were $354,502, or 29.1% of sales, an increase of $5,652 over the six months ended March 31, 2003 of $348,850, or 27.8% of sales.

     The primary areas of increased spending were for selling and advertising expenses related to the addition of the new optical glasses. We have a new product brochure and placed several advertisements announcing the availability of new glasses.

     Interest expense for the three months ended March 31, 2004 was $8,058, a decrease of $3,104 over the three months ended March 31, 2003 of $11,162. Interest expense for the six months ended March 31, 2004 was $15,459, a decrease of $7,718 over the six months ended March 31, 2003 of $23,177. The decrease in interest expense is related to the reduction and restructuring of our debt as mentioned in previous filings. Total overall debt continues to decline and we have incurred no new debt over the past six months. (See Liquidity and Capital Resources section)

     Net loss for the three months ended March 31, 2004 was $46,873, or negative $.02 in basic loss per share, a decrease of $3,915 over the net loss for the three months ended March 31, 2003 of $50,788, or $.02 in basic loss per share. Net loss for the six months ended March 31, 2004 was $72,905, or negative $.03 in basic loss per share, a decrease of $8,878 over the six months ended March 31, 2003 of net loss of $81,783, or $.03 in basic loss per share.

The Company has no provision for income taxes for either period in 2004 or 2003. As of September 30, 2003, we have approximately $1,200,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $633,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2012.

Liquidity and Capital Resources

     Cash decreased by $98,246 for the six months ended March 31,2004. The primary use of cash was to pay down long-term debt of $92,040.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures in the next six to nine months. Any business expansion will require the Company to seek additional debt or equity financing.

     On April 15, 2004, to coincide with the final payment on a term note and the maturity of $200,000 of certificates of deposit ("CD's") used as corresponding collateral, the Company restructured a remaining mortgage note (the "Note") with a commercial bank. Under terms of the agreement, $100,000 of the funds from the CD's was used to reduce the balance of Note #1 and the principal payment was increased from $7,222 to $10,000 per month. The current maturity date of the Note, for the final payment, was extended from August 2005 to July 2007. The interest rate of the Bank's prime rate plus 0.5% remained the same under the new agreement.


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


ITEM 3    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and the participation of its principal executive and financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. It should be noted that design of any system controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goal.

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

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


       (a)     Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     10.8 Loan Agreement and associated documents dated April 15, 2004 with Premier Bank, for a $708,889 mortgage.

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ John Kane                           DATED:    May 14, 2004
        ---------------------------------               --------------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
         Officer and Principal Accounting Officer