Form 10QSB
period 2004-06-30
DYNASIL CORP OF AMERICA
filed 2004-08-12
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The Company had 2,240,020 shares of common stock, par value $.0005 per share, outstanding as of July 30, 2004.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             JUNE 30, 2004 AND SEPTEMBER 30, 2003                       3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003     4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED JUNE 30, 2004 AND 2003                        5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                      7

   ITEM 3.   CONTROLS AND PROCEDURES                                   9


PART II.  OTHER INFORMATION                                            10

   ITEM 1.   LEGAL PROCEDURES                                          10

   ITEM 2.   CHANGES IN SECURITIES                                     10

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                             10

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       10

   ITEM 5.   OTHER INFORMATION                                         10

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                          10

      SIGNATURES                                                       11

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                                             June 30     September 30
                                                               2004            2003
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $  89,376       $ 323,321
   Accounts receivable                                        244,337         242,919
   Inventory                                                  375,898         435,820
   Other current assets                                        22,518          38,935
                                                           ----------      ----------
        Total current assets                                  732,129       1,040,995

Property, Plant and Equipment, net                            445,904         558,191

Other Assets                                                   54,173          10,654
                                                           ----------      ----------
        Total Assets                                       $1,232,206      $1,609,840
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $120,000        $140,925
   Accounts payable                                           115,742         131,518
   Accrued expenses                                           107,024          73,624
                                                           ----------      ----------
        Total current liabilities                             342,766         346,067

Long-term Debt, net                                           568,889         772,781

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 3,049,661 and 3,047,857 shares issued
    2,239,501 and 2,237,697 shares outstanding                  1,525           1,524
   Additional paid in capital                               1,090,107       1,089,718
 Retained earnings                                            215,261         386,092
                                                           ----------      ----------
                                                            1,306,893       1,477,334

   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                            320,551         490,992
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $1,232,206      $1,609,840
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended          Nine Months Ended
                                                   June 30                      June 30
                                          2004        2003             2004     2003
                                      ----------    ---------       ----------     ----------
Sales                                 $  505,504   $  618,394      $1,722,467     $1,874,242
Cost of Sales                            417,299      492,506       1,337,204      1,458,114
                                      ----------     --------       ----------     ----------
Gross profit                              88,205      125,888         385,263        416,128
Selling, general and administrative      173,740      149,694         528,243        498,544
                                      ----------     --------       ----------     ----------
Loss from Operations                    ( 85,535)    ( 23,806)       (142,980)      ( 82,416)

Other income (expense)
     Interest expense   net             ( 12,391)    ( 10,006)        (27,851)       (33,183)
                                      ----------     --------       ----------     ----------
Loss before Income Taxes                 (97,926)     (33,812)       (170,831)      (115,599)

Income Tax                                     0            0               0              0
                                      ----------     --------       ----------     ----------
Net loss                                ($97,926)    ($33,812)      ($170,831)     ($115,599)
                                       =========     ========      ===========     ==========

Net loss per share
  Basic                               (   $0.04)    (  $0.02)      (   $0.08)     (  $0.05)
  Diluted                             (   $0.04)    (  $0.02)      (   $0.08)     (  $0.05)

Weighted average shares outstanding    2,239,412    2,238,160       2,238,832     2,309,809



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Nine Months Ended
                                                                         June 30
                                                                  2004              2003
                                                            ----------       -----------

Cash flows from operating activities:
    Net loss                                                 ($ 170,831)         ($115,599)
    Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
       Depreciation                                              118,125            147,753
       Amortization expense                                        2,556              2,556
     (Increase) decrease in:
         Accounts receivable                                    (  1,418)            11,575
         Inventories                                              59,922            115,359
         Prepaid expenses and other current assets                16,417            (10,140)
         Other assets                                              3,925                  0
       Increase (decrease) in:
         Accounts payable                                        (15,776)           (47,889)
         Accrued expenses                                         33,400              5,382
                                                               ---------         ----------
Net cash provided by operating activities                         46,320            108,997
                                                               ---------         ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                ( 5,838)          (  7,505)
     Increase in restricted cash                                 (50,000)                 0
                                                               ---------        -----------
Net cash used in investing activities                            (55,838)          (  7,505)
                                                               ---------        -----------
Cash flows from financing activities:
Issuance of common stock                                             390                389
Buyback of common stock                                                0           ( 27,037)
Repayments of long-term debt                                    (224,817)          (153,365)
                                                               ---------        -----------
Net cash used in financing activities                           (224,427)          (180,013)
                                                               ---------        -----------
Net(decrease) in cash                                           (233,945)          ( 78,521)
Cash - beginning of period                                       323,321            172,118
                                                               ---------        -----------
Cash - end of period                                           $  89,376          $  93,597
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2003 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations and cash flows for the nine months ended June 30, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2004 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   June 30, 2004        September 30, 2003
                                 -----------------       ------------------
        Raw Materials                 $150,953              $182,666
        Work-in-Process                109,929               118,836
        Finished Goods                 115,016               134,318
                                       -------               -------
                                      $375,898              $435,820
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

                                         Nine months ended
                                   June 30,2004     June 30,2003
                                   -----------          -------------
     Net loss, as reported          ( $170,831)             ( $115,599)

Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-                -0-

Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                         -0-                -0-
                                    -----------            -----------
     Pro forma net loss            ( $170,831)             ($ 115,599)
                                   ===========             ===========

     Actual net loss per common share   ($   0.08)              ($   0.05)

Pro forma net loss per common share     ($   0.08)              ($   0.05)



     During the nine-months ended June 30, 2004 and 2003, no stock options were granted and no options were exercised. The Company cancelled 132,000 and 196,977 options during the nine-months ended June 30, 2004 and 2003, respectively. Compensation expense relating to non-employee stock options granted during the nine-months ended June 30, 2004 and 2003 were $-0-.


ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Revenues continue to decline, as demand has not rebounded to previous levels, as management had hoped. Our attempt to expand our product offerings to our customers, by adding other optical glasses, has fallen short of planned levels. Extremely competitive pricing continues to put downward pressure on margins. Added to this is the additional pressure of our unabsorbed overhead, caused by the low volume.

The high debt, associated with improvements in the furnaces that were subsequently written off, as mentioned in previous filings, continues to be a cash drain on the Company. The added burden of the cost associated with being a publicly traded entity, which can be significant for an organization as small as we are, is also being felt.

Management will be developing a plan, during the next quarter, to drastically reshape the Company. This will necessitate management changes, potential sale of existing facilities along with relocating operations, and addressing the costs related to being public.

Results of Operations

     Revenues for the three months ended June 30, 2004 were $505,504, a decrease of 18.3% over revenues of $618,394 for the three months ended June 30,2003. Revenues for the nine-months ended June 30, 2004 were $1,722,467 a decrease of 8.1% over revenues of $1,874,242 for the nine-months ended June 30,2003. We have not seen any significant recovery in the markets that have been key in previous years. Our entry into "other optical glasses" has been slow to contribute to overall volume in the plant.

     Cost of sales for the three months ended June 30, 2004 were $417,299, or 82.6% of sales, a decrease of $75,207 over the three months ended June 30, 2003 of $492,506, or 79.6% of sales. Cost of sales for the nine-months ended June 30, 2004 were $1,337,204, or 77.6% of sales, a decrease of $120,910 over the nine-months ended June 30, 2003 of $1,458,114 or 77.8% of sales. The increase in cost of sales, as a percentage of sales, for the three months ended June 30, 2004 is related to the lower overall sales volume producing higher unabsorbed overhead along with low initial margins needed to "get our foot in the door" on the other optical glass we are adding to our product line.

     Gross profit for the three months ended June 30, 2004 was $88,205, or 17.5% of sales, a decrease of $37,683 over the three months ended June 30, 2004 of $125,888, or 20.4% of sales. Gross profit for the nine months ended June 30, 2004 was $385,263, or 22.4% of sales, a decrease of $30,865 over the nine months ended June 30, 2003 of $416,128, or 22.2% of sales.

     Selling, general and administrative expenses for the three months ended June 30, 2004 were $173,740 or 34.4% of sales, an increase of $24,046 over the three months ended June 30, 2003 of $149,694, or 24.2% of sales. Selling, general and administrative expenses for the nine months ended June 30, 2004 were $528,243, or 30.7% of sales, an increase of $29,699 over the nine months ended June 30, 2003 of $498,544, or 26.6% of sales.

     The primary areas of increased spending were for travel, sales expense and general insurance. The increased travel was done in conjunction with a new brochure and adding the other optical glasses. Increases in general insurance were related to increased premium expense for directors and officers insurance.

     Interest expense for the three months ended June 30, 2004 was $12,391, an increase of $2,385 over the three months ended June 30, 2003 of $10,006. Interest expense for the nine months ended June 30, 2004 was $27,851, a decrease of $5,332 over the nine months ended June 30, 2003 of $33,183. The decrease in interest expense is related to the reduction and restructuring of our debt as mentioned in previous filings. Total overall debt continues to decline and we have incurred no new debt over the past six months. (See Liquidity and Capital Resources.)

     Net loss for the three months ended June 30, 2004 was $97,926, or negative $.04 in basic loss per share, an increase of $64,114 over the net loss for the three months ended June 30, 2003 of $33,812, or $.02 in basic loss per share. Net loss for the nine months ended June 30, 2004 was $170,831, or negative $.08 in basic loss per share, an increase of $55,232 over the nine months ended June 30, 2003 of net loss of $115,599, or $.05 in basic loss per share.

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

Liquidity and Capital Resources

     Cash decreased by $233,945 for the nine months ended June 30,2004. The primary use of cash was to pay down long-term debt of $224,817.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations, after the changes as discussed in the overview are in effect, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures in the next six to nine months. Any business expansion will require the Company to seek additional debt or equity financing.

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


BY:       /s/ John Kane                           DATED:    August 13, 2004
        ---------------------------------               --------------------
          John Kane,
          President, CEO, Treasurer, Chief Financial
         Officer and Principal Accounting Officer