Form 10KSB
period 2004-09-30
DYNASIL CORP OF AMERICA
filed 2004-12-21
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2004

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $2,296,264

The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under
the symbol "DYSL.OB".   The estimated aggregate market value of the voting
and non-voting stock held by non-affiliates of the registrant as of November 30, 2004 was $1,355,459. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $.60 per share on November 30, 2004.

The Company had 3,430,644 shares of common stock, par value $.0005 per share, outstanding as of November 30, 2004.

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

     We were founded as a manufacturer and fabricator of synthetic fused silica, a high purity, industrial optical material. The manufacturing aspect of the business entails producing synthetic fused silica through a chemical-vapor-deposition process in furnaces. The fabricating aspect deals with precision cutting, coring and shaping to customer specifications, also done at our manufacturing facility. Fabrication occurs on in-house manufactured material as well as material procured from outside vendors.

     In recent years, we have suspended operations of our glass furnaces and concentrated on expanding our product lines to include the fabrication of optical materials supplied by other manufacturers. This has included fused quartz from General Electric, fused silica from Corning Incorporated, and various optical materials from Schott Glass Technologies Inc., Ohara Corporation, and others. Our products are used primarily as components of optical instruments, lasers, analytical instruments, semiconductor/electronic devices, spacecraft/aircraft components, and in devices for the energy industry. These applications include:

          o Optical components - lenses, prisms, reflectors, mirrors, filters, optical flats

          o Lasers - Beam Splitters, brewster windows, q-switches, medical/industrial lasers, exciter systems

          o Analytical Instruments - UV spectrophotometer cells, fire control devices, reticle substrates, and interferometer plates

          o Semiconductor/Electronic - Microcircuit substrates, microwave devices, photomasks, sputter plates, microlithography optics

          o Spacecraft/Aircraft - Docking light covers, windows, re-entry heat shields, ring laser gyros

     Our products are distributed through direct sales and delivered by commercial carriers. We have a two person sales force located in our corporate headquarters, West Berlin, New Jersey, that handles all sales. We also use manufacturer's representatives in various foreign countries for international sales. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

     We compete for business in the optics industry primarily with fabricators of industrial optical material. Market share in the optics industry is largely a function of quality, price and speed of delivery. We believe that we compete effectively in all three areas.

Our primary suppliers are Corning Incorporated and General
Electric.

       We presently have over 150 customers, with approximately 87% of our business concentrated in our top 40 customers. Our five largest customers accounted for approximately 11.4%, 6.5%, 6.2%, 5.0% and 4.5%, respectively, of our revenues during fiscal year 2004. The loss of any of these customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific size, quantity and quality. These purchase orders are filled with material from inventory or purchased material. Orders are normally filled over a period ranging from one to three weeks. We have blanket orders that call for monthly deliveries of a predetermined amount.

     We have no patents or patent applications filed or pending.

     Other than federal, state and local environmental and safety laws, our fabricating process is not subject to direct governmental regulation. We do not have any pending notice of environmental violations and are aware of no potential violations. There are no buried storage tanks on our property. Environmental costs for fiscal year 2004 have not exceeded $50,000.

     Our research and development activities primarily have involved changes to our manufacturing process and the introduction of improved methods and equipment. Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses.

     Our total work force consist of 17 employees: 3 administrative; 2 sales; and 12 shop personnel. The shop is non-union.

     The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the internet site is http://www.sec.gov. The public can also contact Mr. Craig T. Dunham at Dynasil Corporation of America, 385 Cooper Road, West Berlin, NJ 08091 or through the internet web address http://www.Dynasil.com.

ITEM 2.    DESCRIPTION OF PROPERTY

Facilities

     We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey, 08091. The building is situated on a 3.686-acre site. It contains eight inactive furnaces with attendant pollution control systems, glass processing equipment, quality control functions and administrative office space. We believe the property is in satisfactory condition and suitable for our purposes.

     The property is mortgaged as collateral against a note payable to a bank.

ITEM 3.  LEGAL PROCEEDINGS

     On August 30, 2004, the Company was served with a Summons and Complaint in an action entitled Torrero v. Alcoa, Inc., et al filed on August 19, 2004 in the Los Angeles (CA) Superior Court. In that case, the plaintiffs, Lucy Torrero and Juan Pedrosa Torrero allege that glass blanks manufactured and sold by the Company, along with the products or tools made and sold by approximately twenty other defendants including General Electric, ALCOA, Corning Incorporated, and Raytheon, caused plaintiff Lucy Torrero to develop lung cancer and other injuries during her employment as an optical lens grinder and laborer by companies that purchased or used those products or tools. The plaintiffs seek compensatory and punitive damages aggregating approximately $31,500,000. The Company has referred the matter over to its commercial general liability insurance carrier which is defending the Company under a reservation of rights. The Company does not believe that an adverse outcome on this matter will have any material adverse effect on the Company, its financial condition or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Fourth Quarter of the Fiscal Year covered by this report, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

                                  PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2003 and September 30, 2004 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       2003
       First              $0.20                 $0.07
       Second              0.15                  0.10
       Third               0.51                  0.10
       Fourth              0.51                  0.13

       2004
       First              $0.51                 $0.21
       Second              0.40                  0.25
       Third               0.45                  0.20
       Fourth              0.29                  0.07

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

     As of September 30, 2004, there were 3,240,020 shares of common stock outstanding held by approximately 500 holders of record of the Common Stock of the Company (including shareholders whose stock is held in street name and who have declined disclosure of such information).

     The Company has paid no cash dividends since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on common stock in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

     The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants to officers, directors, employees and consultants, options to purchase up to 1,350,000 shares of the Company's common stock. At September 30, 2004, 1,004,000 shares of common stock were reserved for issuance under the Plans. Options are generally exercisable at the fair market value on the date of grant over a five-year period. To date, options have been granted at exercise prices ranging from $.40 to $4.25 per share. At September 30, 2004, 135,000 options were outstanding.

     The securities authorized for issuance under equity compensation plans is set forth in a tabular format in response to Item 11.

     The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares had been reserved for issuance. Of these, 95,387 shares have been purchased by the employees at purchase prices ranging from $.06 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

     On September 19, 2000 the Company filed a Form S-8 with the United States Securities and Exchange Commission to register the shares associated with the Stock Incentive Plans and the Employee Stock Purchase Plan. Prior to that date the shares were restricted and subject to the holding periods of Rule 144.

     On September 23, 2004, the Company signed a three year employment agreement with Mr. Craig T. Dunham to become President/ CEO effective October 1, 2004. In conjunction with that agreement, the Company entered into a Subscription Agreement with Mr. Dunham pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of Dynasil's common stock at $0.15 per share for $150,000. On that date, the Company also granted a Stock Purchase Warrant to Mr. Dunham pursuant to which Mr. Dunham may acquire, at any time prior to January 31, 2008, up to an additional 1,200,000 shares of the Company's common stock at an exercise price of $0.225 or $0.25 per share dependent upon certain conditions.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


     The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB


General Business Overview

     The downturn in demand that we had experienced in fiscal year 2003 continued into the first part of the fiscal year ending September 30,2004. Revenues for the first three quarters of 2004 were down 8.8% versus 2003 but the fourth quarter of 2004 rebounded with a 23% increase over 2003. For 2003 and earlier in 2004, two important areas of our customer base, semi-conductors and telecommunications, had not fully recovered from adverse economic conditions. While telecommunications has still not fully recovered, overall, the optics industry appears to be strengthening, as evidenced by the 23% increase for the fourth quarter of 2004 and continued strong orders and shipments for the first two months of fiscal year 2005. Detailed action plans have recently been implemented which are designed to continue revenue growth and new optical materials have recently been added to our product line. We expect to return to profitability in fiscal year 2005 and to continue to deliver positive cash flow from operations. In addition, on October 18, 2004, the Company announced a letter of intent to acquire the assets of Optometrics LLC in Ayer, Massachusetts. This planned transaction is anticipated to approximately double the revenues of the Company and significantly improve profitability. Management is pleased with progress on this transaction and closing is tentatively planned for January 31, 2005.


Results of Operations

          Revenues for the fiscal year ended September 30, 2004 were $2,296,264. This represents a decrease of 2% for the fiscal year ended September 30, 2003 of $2,340,397. The small overall decrease in sales resulted from a slow start for the year that was not quite overcome by the strong finish with a 23% revenue increase in the fourth quarter. During 2004, new optical materials were added to the Company's product line including the recent addition of several glasses closely related to fused silica. Management believes that improved economic conditions combined with proactive sales and marketing efforts resulted in the fourth quarter revenue turnaround which has continued into the first two months of fiscal year 2005 with a 20% increase in shipments and a 36% increase in order bookings versus the same period last year.

     Cost of sales for the fiscal year ended September 30, 2004 was $1,759,736, or 76.6% of sales, versus $1,849,291 or 79.0% of sales for fiscal year ended September 30, 2003. The improvement in percentage of sales of 2.4% (5.9% over the last two years) can be attributed in part to our continuous expense monitoring and cost reductions throughout the year.

      Gross profit increased to $536,528 or 23.4% of sales, for fiscal year 2004 from $491,106 or 21.0% of sales for fiscal year 2003. We believe the increase of $45,422, or 2.4%, is primarily a result of closely managing our expenses and capital lower depreciation from reduced capital spending.

      Selling, general and administrative expenses increased to $676,972 or 29.5% of sales for fiscal year 2004 from $657,465 or 28.1% of sales for fiscal year 2003. A reduction in Directors fees for fiscal year 2004 was more than offset by higher legal expenses for the leadership transition, higher external sales commissions on international sales, and increased advertising, travel, and selling expenses aimed at increasing revenues.

Fiscal year 2003 included a non-cash asset impairment charge of $158,333 related to the shutdown of glass furnaces.

     Interest Expense-net, decreased to $35,433 or 1.5% of sales for fiscal year 2004 from $43,989 or 1.9% of sales for fiscal year 2003. The decrease of $8,556 was the result of debt decreasing overall by $304,817 for fiscal year 2004. On April 15, 2004, the Company's debt was restructured to extend the maturity date two years while maintaining the interest rate at the bank's prime rate plus 0.5%.

     The Company lost $175,881 for the year ended September 30, 2004 compared to a loss of $368,681 for the fiscal year ended
September 30, 2003.


     The Company has no provisions for income taxes for either fiscal 2004 or 2003. As of September 30, 2004 we have approximately $1,400,000 of net operating loss carry-forwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $800,000 of net operating loss carry-forwards to offset certain future states' taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

     Net cash provided by operating activities was $87,794 for fiscal year 2004 versus $192,006 for fiscal year 2003. Despite showing a net loss for the year, the Company generated $87,794 of cash from operating activities primarily through depreciation and reductions in inventory.

     Cash flows from investing activities increased to $198,091 for fiscal year 2004, from ($11,803) for fiscal year 2003. $200,000 of the cash flow from investing activities came from certificates of deposit that matured during 2004 and were used to reduce debt by $150,000 with the remainder used in operations. Capital expenditures to purchase Plant, Property, and Equipment decreased to $5,834 for fiscal year 2004 versus $13,206 for 2003.

     Cash flows used in financing activities decreased to $154,298 for fiscal year 2004, from $229,000 for fiscal year 2003. Cash used in financing activities for fiscal year 2004 and 2003 was primarily used to reduce long-term debt. In addition during fiscal year 2004, $150,519 worth of the Company's common stock was sold, primarily through a private placement to Mr. Craig T. Dunham.

     Despite reported losses over the last three years, net cash from operations has totaled $552,000 and total debt has been reduced by $927,000 from $1,536,000 to $609,000.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. The proposed Optometrics acquisition and any other business expansions may require the Company to seek additional debt or equity financing.

Recent Announcement

     On October 18, 2004, the Company announced that it had signed a Letter of Intent to acquire the assets of Optometrics LLC of Ayers, Massachusetts. Optometrics LLC is a worldwide supplier of high quality optical components including diffraction gratings, lenses, thin film filters, laser optics, monochromators, and specialized optical systems and software. The transaction is currently targeted to close by January 31, 2005 and is contingent upon completion of a definitive asset purchase agreement, financing, and due diligence. Under the terms of the Letter of Intent, the current Optometrics owners, Ms. Laura Lunardo and Mr. Frank Denton will continue to actively lead the Optometrics business as well as Ms. Lunardo becoming Dynasil's CFO. The acquisition of Optometrics LLC is expected to double Dynasil revenues in addition to contributing significant net income and cash flow. Dynasil has been a long term supplier to Optometrics and glass is a key raw material for Optometrics products. Management believes that, if the transaction is consummated, Optometrics will be an excellent addition to the Company with its track record of profitable growth, strong people, and optical customers/ markets that fit well with the Company. Management is pleased with the progress of the transaction to date.


     Strategic Plan

    Under new leadership, the strategy for Dynasil is to significantly grow revenues through improvements in our core optical materials business as well as strategic acquisitions. The ongoing project to acquire the assets of Optometrics LLC represents the first step planned for strategic acquisitions and several other potential acquisition candidates have been identified. Improving the core business is planned by enhancing product offerings, increasing value offered to customers, and pursuing new business in order to grow revenues. Here are the key elements of the strategy:

1)   Increase revenues and profitability of the Dynasil optical materials business
     a.   Grow revenues more than 20% for 2005 and then continue
       growth in future years.   After several depressed years, the
       optics industry seems to be showing a strong recovery and Dynasil's orders have picked up significantly. For the quarter ending September 30, 2004, revenues were up 23% over 2003. For the first quarter of FY 2005 ending December 31, 2004, order entry for the first two months was up 36% over the previous year and shipments are on track for an expected revenue increase exceeding 20% for the first quarter of fiscal 2005 (ending December 31, 2004). Recent customer visits have resulted in new business orders that are expected to add to FY 2005 revenues. A sales and marketing action plan has recently been completed which is aimed at driving up revenues and margins. The planned acquisition of Optometrics is expected to offer access to several large potential customers as well as the opportunity to combine sales and marketing efforts. Here are some of the Company's specific strategies and plans:

           i. Expand the Company's product line into other high value optical materials. The Company has recently announced the addition of ultra low expansion fused silica and low water content fused silica. Dynasil recently started offering other higher priced optical glasses and will continue to pursue attractive opportunities for those products.

ii. Outperform competitors for quality, service, technical advice, and flexibility to add value for customers. Dynasil has a strong reputation for quality and service. With an expanded product offering of high value optical materials, the Company also plans to strengthen its technical knowledge of the optical material alternatives to provide enhanced technical advice for customer selection and usage of different optical materials. Customers have special needs and Dynasil plans to add value by flexibly servicing those needs where there is an attractive economic opportunity.

       b. Systematically Reduce Costs and realize margin percentage improvements by keeping fixed costs fairly constant as sales volume increases. Changes over the last several years have significantly reduced the Company's break-even point. The new CEO has extensive experience implementing cost reduction plans and structured cost reduction is targeted to more than offset inflation. In addition, nearly all of Dynasil S&A costs are fixed costs as well as about 40% of product costs. As sales volume goes up, our plan is to control costs so that they do not go up proportionally.

       c.   Investigate alternative processes for optical materials.
          During 2005, the Company plans to investigate the licensing of alternative processes to manufacture optical materials which could provide the capability to produce unique, higher value products as well as potentially significant cost savings for customers.


2)   Grow through strategic acquisitions and alliances.   The
  planned Optometrics acquisition represents a first step to grow through acquisition. Several other potential acquisition candidates have been identified and are planned to be evaluated after the conclusion of the Optometrics activities. Target companies include manufacturers in optics related industries.
  In particular, companies that could take the Company's products and add value are of particular interest so that a greater range of capabilities could be offered to customers.


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

ITEM 7.  FINANCIAL STATEMENTS



                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


HAEFELE, FLANAGAN & CO, p.c.

Moorestown, New Jersey
November 5, 2004

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003

                                     ASSETS

                                                            2004            2003
                                                        ----------      ----------
Current assets
   Cash and cash equivalents                                $254,908      $  123,321
   Certificates of deposit                                    -0-            200,000
   Accounts receivable, net of allowance for doubtful
    accounts of $5,000 for 2004 and 2003                     309,276         242,919
   Inventories                                               369,813         435,820
   Prepaid expenses and other current assets                  16,656          38,935
                                                           ----------      ----------
        Total current assets                                 950,653       1,040,995

Property, Plant and Equipment, net                           419,718         558,191

Other Assets                                                   3,321          10,654
                                                           ----------      ----------
        Total Assets                                      $1,373,692      $1,609,840

                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
   Current portion of long-term debt                        $120,000      $  140,925
   Accounts payable                                          184,214         131,518
   Accrued expenses and other current liabilities            114,959          73,624

                                                           ----------      ----------


        Total current liabilities                            419,173         346,067

Long-term Debt, net                                          488,889         772,781

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 4,050,180 and 3,047,857 shares issued,
    3,240,020 and 2,237,697 shares outstanding
    for 2004 and 2003, respectively                            2,025           1,524
   Additional paid in capital                              1,239,736       1,089,718
   Retained earnings                                         210,211         386,092
                                                           ----------      ----------

                                                           1,451,972       1,477,334
   Less 810,160 shares of treasury stock, at cost           (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                           465,630         490,992
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity        $1,373,692      $1,609,840

                                                           ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                    2004         2003
                                                 ----------   ----------

Net sales                                       $2,296,264    $2,340,397
Cost of sales                                    1,759,736     1,849,291
                                                 ----------   ----------
Gross profit                                       536,528       491,106

Operating Expenses
  Selling, general and administrative              676,976       657,465
  Asset impairment                                    -0-        158,333
                                                 ----------   ----------
     Total operating expenses                      676,976       815,798
                                                 ----------   ----------

Loss from operations                               (140,448)    (324,692)

Interest expense, net                              ( 35,433)    ( 43,989)
                                                 ----------   ----------
Loss before income taxes                           (175,881)    (368,681)

Income taxes                                           -0-         -0-
                                                 ----------   ----------
Net loss                                          $(175,881)  $(368,681)
                                                 ==========   ===========


Basic and diluted net loss per common share         $ (0.08)    $  (0.16)
                                                 ===========  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                                         Additional
                                                                           Paid-in        Retained
                                                Shares       Amount        Capital        Earnings
                                              ---------      ------      ----------     ----------

Balance, October 1, 2002                      3,043,563      $1,522      $1,089,200     $  754,773

Issuance of shares of common stock under
 employee stock purchase plan                     4,294           2             518              0

Purchase of treasury stock                            0           0               0              0

Net loss                                              0           0               0       (368,681)
                                              ---------       -----         -------      ---------
Balance, September 30, 2003                   3,047,857       1,524       1,089,718        386,092

Issuance of shares of common stock under
 employee stock purchase plan                     2,323           1             518              0

Issuance of shares of common stock in a
 negotiated private transaction (Note 6)      1,000,000         500         149,500              0

Net loss                                              0           0               0       (175,881)
                                              ---------       -----       ---------      ---------
Balance, September 30, 2004                  $4,050,180      $2,025      $1,239,736      $ 210,211
                                              =========      ======      ==========     ==========


                                                      Treasury Stock             Total
                                                  -----------------------     Stockholders'
                                                   Shares        Amount          Equity
                                                  -------      ----------     -------------

Balance, October 1, 2002                          640,624      $(959,303)      $  886,192

Issuance of shares of common stock under
 employee stock purchase plan                           0              0              520

Purchase of treasury stock                        169,536       ( 27,039)        ( 27,039)

Net loss                                                0              0         (368,681)
                                                  -------      ----------     -------------
Balance, September 30, 2003                        10,160       (986,342)       $ 490,992


Issuance of shares of common stock under
 employee stock purchase plan                           0              0              519

Issuance of shares of common stock in a
 negotiated private transaction (Note 6)                0              0          150,000

Net loss                                                0              0         (175,881)
                                                  -------      ----------     ------------
Balance, September 30, 2004                      $ 10,160      $(986,342)      $  465,630
                                                  =======      =========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                   2004              2003
                                                ---------        -----------

Cash flows from operating activities:
    Net loss                                    $(175,881)      $   (368,681)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization              147,715            191,351
     Asset impairment                                 -0-            158,333
     (Increase) decrease in:
         Accounts receivable                      (66,357)           100,308
         Inventories                               66,007            145,284
         Prepaid expenses and other current assets 22,279              1,632
       Increase (decrease) in:
         Accounts payable                          52,696            (32,385)
         Accrued expenses and
           other current liabilities               41,335             (3,836)
                                                 ---------        -----------
Net cash provided by operating activities          87,794            192,006
                                                 ---------        -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment   ( 5,834)          ( 13,206)
     Decrease in certificates of deposit          200,000                0
     Other assets                                   3,925              1,403
                                                 ---------        -----------
Net cash provided by (used in)
   investing activities                           198,091           ( 11,803)

---------        -----------
Cash flows from financing activities:
     Repayment of long-term debt                 (304,817)          (202,481)
     Purchase of treasury stock                         0            (27,039)
     Issuance of common stock                     150,519                520
                                                 ---------        -----------
Net cash used in financing activities            (154,298)          (229,000)
                                                 ---------        -----------
Net increase (decrease) in cash
       and cash equivalents                       131,587           ( 48,797)
Cash and cash equivalents, beginning              123,321            172,118
                                                 ---------        -----------
Cash and cash equivalents, ending             $   254,908        $   123,321
                                                ==========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


Note 1- Summary of Significant Accounting Policies


Nature of Operations

     The Company is primarily engaged in the fabrication and marketing of customized synthetic fused silica products. The Company's products and services are used in the optical lens and laser manufacturing industries, as well as in the medical industry. Other applications include usage in the manufacturing of analytical instruments and semi-conductors.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

     The Company records sales revenue upon shipment to customers as the terms are generally FOB shipping point at which time title and risk of loss have been transferred to the customer, pricing is fixed or determinable and collection of the resulting receivable is reasonably assured. Returns of products shipped are and have historically been not material. The Company also provides an allowance for doubtful accounts based on historical experience and a review of its receivables.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

Note 1 - Summary of Significant Accounting Policies (continued)


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

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on these reviews, asset impairment charges of $-0- and $158,333 were made to the carrying value of long-lived assets during the years ended September 30, 2004 and 2003. Additional disclosures are included in Note 3.

Other Assets

     Other assets include deferred financing costs which are amortized using the straight-line method over 7 years.
Amortization expense for the years ended September 30, 2004 and 2003 was $3,408 and $3,408. Accumulated amortization as of September 30, 2004 and 2003 was $21,016 and $17,608.

Advertising

     The Company expenses all advertising as incurred.
Advertising expense for the years ended September 30, 2004 and 2003 was $14,688 and $7,125.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes

     Dynasil Corporation of America and its wholly owned subsidiaries file a consolidated federal income tax return.

     The Company uses the asset and liability approach to account for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates, and tax laws, in the respective tax jurisdiction then in effect. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

Loss per Common Share

     Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the years ended September 30, 2004 and 2003. Common stock options aggregating 135,000 and 267,000, and stock warrants of 1,200,000 and -0- as of September 30, 2004 and 2003, respectively, representing common stock equivalents have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock Based Compensation

     Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", ("SFAS No.123") allows companies to account for stock-based compensation either under the new provisions of SFAS No. 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No.25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard NO.148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Stock Based Compensation(continued)

     The Company has adopted the disclosure provisions of SFAS No.148 effective December 31, 2002 and continues to account for stock-based compensation using the intrinsic value method. SFAS No.148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options and warrants issued to employees since the options were granted at the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123. The following table shows the Company's pro forma net loss and net loss per share as if the Company had recorded the fair value of stock options and warrants as compensation expense.

                                                  2004          2003
     Net loss, as reported                       ($ 175,881) ($ 368,681)
     Add:  Stock-based employee compensation
           expense included in reported net income      -0-         -0-
     Less: Total stock-based employee
          compensation expense determined under
          fair method for all options                   -0-         -0-
                                                  ----------  ----------
     Pro forma net loss                         ($ 175,881)   ($368,681)

     Net loss per common share, as reported      ($   0.08)   ($   0.16)
     Pro forma net loss per common share         ($   0.08)   ($   0.16)

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

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents at various financial institutions in New Jersey and Pennsylvania. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004, the Company's uninsured bank balances totaled $99,823. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs ongoing credit evaluations of it customers and generally requires no collateral from its customers. The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2004 and 2003, approximately $27,028 and $17,273 or 9% and 7% of the Company's accounts receivable are due from foreign sales.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

Note 1 - Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

     In January 2003 FIN No.46, as revised "Consolidation of Variable Interest Entities" was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. Application of FIN 46 is required in financial statements of public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Accordingly, the Company has adopted FIN 46 as of September 30, 2004. The adoption had no effect on the Company's financial position, results of operations or cash flows.


Statement of Cash Flows

     For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with maturities of three months or less to be cash equivalents.


Note 2 - Inventories

     Inventories at September 30, 2004 and 2003 consisted of the following:

                                2004            2003

          Raw Materials       $148,278       $182,666
          Work-in-Process      114,170        118,836
          Finished Goods       107,365        134,318
                              --------       ---------
                              $369,813       $435,820
                              =========      =========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


Note 3 - Property, Plant and Equipment

     Property, plant and equipment at September 30, 2004 and 2003 consist of the following:

                                            2004           2003

          Land                          $      261          $261
          Building and improvements      1,012,966     1,012,968
          Machinery and equipment        2,477,540     2,471,702
          Office furniture and fixtures    231,246       231,248
          Transportation equipment          53,419        53,419
                                        ----------     ----------
                                         3,775,432     3,769,598
          Less accumulated depreciation  3,355,714     3,211,407
                                        ----------     ----------
                                        $  419,718    $  558,191
                                        ==========     ==========

     Included in the cost of machinery and equipment at September 30, 2004 and 2003 is $-0- and $123,300 representing the cost of assets under capitalized lease obligations.
Accumulated depreciation at September 30, 2004 and 2003 for the capitalized leases was $-0- and $31,853.

     Depreciation expense for the years ended September 30, 2004 and 2003 was $144,307 and $187,943, of which $-0- and $12,330 represents depreciation of assets under capitalized lease obligations.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


Note 3 - Property, Plant and Equipment (continued)

     During the years ended September 30, 2004 and 2003, the Company recorded asset impairment charges of $-0- and $158,333 respectively. The impairment charges were required to bring the carrying value of the production furnaces in line with their fair value. The combination of reduced demand and substantially reduced market pricing for synthetic fused silica required management to recognize the impairment.




Note 4 - Long-Term Debt

     Long-term debt at September 30, 2004 and 2003 consisted of the following:

                                                           2004          2003

     Note payable to bank in monthly installments of
     $10,000 plus interest at the Bank's prime rate plus
     0.5%(5.0% and 4.5% at September 30, 2004 and
     2003), final payment of $278,889 due July 1, 2007,
     secured by first mortgage on Berlin, New
     Jersey property and substantially all assets of
     the Company                                          $608,889    $ 859,445

     Note payable to bank in monthly installments of
     $5,556 plus interest at 7.25%, due and paid April
     2004, secured by certificate of deposits, first
     mortgage on Berlin, New Jersey property, and all
     accounts receivable, inventory, equipment and
     general intangibles of the Company                       -0-        38,889


     Capital lease obligations payable in total monthly
     installments of $5,328 including interest at rates
     ranging from 10.2% to 11.2% due and paid April 2004,
     secured by equipment                                     -0-        15,372
                                                        -----------   ----------
                                                        $ 608,889    $  913,706
     Less current portion                                (120,000)   (  140,925)
                                                        -----------  -----------
                                                       $  488,889    $  772,781
                                                        ===========  ===========

     As of September 30, 2003, the current portion includes
$15,372 payable under capital lease obligations, which had been repaid as of September 20, 2004.

     On April 15, 2004, to coincide with the final payment on the above term note and the maturity of $200,000 of certificates of deposit ("CD's") used as corresponding collateral, the Company restructured the remaining mortgage note (the "Note") with the bank. Under terms of the agreement, $100,000 of the funds from the CD's were initially used to reduce the balance of the Note and the principal payment was increased from $7,222 to $10,000 per month; and the maturity date of the note was extended from August 2005 to July 2007. In August 2004, an additional $50,000 of the funds from the CD's were used to further pay down the Note with the remaining funds from the CDs transferred for use in operations. The interest rate of the Bank's prime rate plus 0.5% remained the same under the new agreement.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


Note 4 - Long-Term Debt (continued)

     The aggregate maturities of long-term debt, as of September
30, 2004 are as follows:

          September 30, 2006       $  120,000
          September 30, 2007          368,889
                                    ---------
          Total                    $  488,889
                                    =========

Note 5- Income Taxes

     The Company's income tax expense (benefit) for the years ended September 30, 2004 and 2003 are as follows:

                     2004               2003

Current
   Federal          $     0             $     0
   State                  0                   0
                   --------            --------
                          0                   0
Deferred
   Federal                0                   0
   State                  0                   0
                   --------            --------
                    $     0             $     0
                   ========            ========

     The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before income taxes at September 30, 2004 and 2003 are as follows:

                                       2004                2003
Taxes at statutory rates applied to
 loss before income taxes           ($  59,800)       ( $125,400)
Increase (reduction) in tax resulting
 from:
  Depreciation                       ( 20,000)        (   18,300)
  Loss on asset retirement                 -0-            53,800
  Inventories                        (  1,600)        (    4,600)
  Vacation pay                            200         (    1,300)
  State income taxes                 ( 21,500)        (   25,300)
  Net operating loss carryforwards    102,700            121,000
                                   ----------          ----------
                                   $       0           $       0
                                   ==========          ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


Note 5 - Income Taxes (continued)

     Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2004 and 2003 are as follows:

                                       2004                2003
Inventories                         $  19,500           $21,400
Vacation pay                            6,600             6,400
Accounts receivable                     2,000             2,000
Depreciation                          124,300           145,300
Net operating loss carryforwards      568,300           465,600
Less valuation allowance             (720,700)         (640,700)
                                   ---------          ----------
                                   $       0           $       0
                                   =========          ==========

     Based on the company's history of significant fluctuations in net earnings there is uncertainty as to the realization of certain net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets since management believes it is more likely than not that the tax benefit will not be realized. At September 30, 2004, the Company has approximately $1,400,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the main operating Company has approximately $800,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2013.


Note 6 - Stockholders' Equity

     In November 2002, the Company reactivated its share buy-back program originally authorized by the Board of Directors in October 2001. Under the plan, these repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the Company's management. During the year ended September 30, 2003 the Company repurchased 169,536 shares for $27,039. No shares were repurchased during the year ended September 30, 2004.

     On September 23, 2004, in a privately negotiated transaction, the Company entered into a Subscription Agreement (the "Agreement") with Mr. Craig T. Dunham, an individual, pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of the Company's common stock at a cash purchase price of $.15 per share. The aggregate dollar amount of the transaction was $150,000. In connection with the Agreement, the Company also granted to Mr. Dunham a Stock Purchase Warrant (the "Warrant") pursuant to which he may acquire, at any time prior to January 31, 2008, up to an additional 1,200,000 shares of the Company's common stock at an exercise price per share of either $.225 or $.25 dependent upon certain conditions as further described in the Agreement. Effective October 1, 2004, the Company also entered into an Employment Agreement with Mr. Dunham pursuant to which Mr. Dunham will become the Company's President and Chief Executive Officer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

Note 6 - Stockholders Equity (continued)

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

     The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock, which may be issued under the plans are 1,350,000 shares, of which 1,004,000 shares of common stock are available for future purchases under the plan at September 30, 2004.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

     A summary of stock option activity for the years ended
September 30, 2004 and 2003 is presented below:

                                                  Exercise Price
                                         Shares      Per Share
                                        --------- --------------
Options outstanding at October 1, 2002   463,977    $.56 - $4.25

Granted in 2003                              -0-
Exercised in 2003                            -0-
Cancelled in 2003                       (196,977)   $.56 - $3.52
                                        ---------
Options outstanding at
  September 30, 2003                     267,000    $.56 - $1.50

Granted in 2004                               -0-
Exercised in 2004                             -0-
Cancelled in 2004                       (132,000)   $.56 - $1.50
                                        ---------
Options outstanding at
   September 30, 2004                     135,000   $1.50
                                        =========

Options exercisable at
   September 30, 2004                     135,000   $1.50
                                        =========

     During the years ended September 30, 2004 and 2003, no stock options were granted and no options were exercised. The Company cancelled 132,000 and 196,977 options during the years ended September 30, 2004 and 2003, respectively. Compensation expense relating to non-employee stock options granted during the years ended September 30, 2004 and 2003 was $-0-.


     As discussed above, on September 23, 2004, the Company issued warrants to purchase 1,200,000 of the Company's common stock at an exercise price of either $.225 or $.25 per share. The warrants will expire January 31, 2008. No warrants were exercised as of September 30, 2004. The fair value of the warrants was estimated on the date of grant using Black-Scholes option-pricing model.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

Note 6 - Stockholders Equity (continued)

Stock Based Compensation (continued)

     Based on the assumptions presented below, the weighted average fair value of the warrants was $-0- per warrant.

               Expected life in years        3.25
               Risk-free interest rate       4.80%
               Expected volatility           6.35%
               Dividend yield                0.0%


Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 150,000 shares have been reserved for issuance of which 95,387 shares have been issued as of September 30, 2004.

     During any twelve-month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2004 and 2003, 2,323, and 4,294 shares of common stock were issued under the plan for aggregate purchase prices of $519, and $520, respectively.


Note 7 - Profit Sharing Plan

     The Company has 401(k) Plan for the benefit of its employees. The Company did not make a contribution to the plan during the years ended September 30, 2004 and 2003.


Note 8 - Related Party Transactions

     During the years ended September 30, 2004 and 2003, the Company made sales of $83,961 and $7,000, respectively, to a company in which a member of the board of directors is also an officer. As of September 30, 2004 and 2003, amounts due from this customer included in accounts receivable were $15,310 and $526.


Note 9 - Vendor Concentration

     The company purchased $536,636 and $568,853 of its raw material from one supplier during the years ended September 30, 2004 and 2003. As of September 30, 2004 and 2003, amounts due to that supplier included in accounts payable were $101,729 and $55,792.


Note 10 - Supplemental Disclosure of Cash Flow Information:

                                       2004       2003

     Cash paid during the year for:
        Interest                      $41,824   $56,031
                                      ========  =======

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


Note 11 - Subsequent Events

     On October 1, 2004, Mr. Craig T. Dunham assumed the position of the Company's President and Chief Executive Officer.

     On October 14, 2004, the Board of Directors authorized the issuance of 140,834 shares of the Company's common stock valued at $.14 per share in satisfaction of accrued directors' fees of $19,717 as of September 30, 2004. The Board of Directors also authorized the issuance of 80,000 of stock options to the directors at $.40 per share.

     On October 27, 2004, 49,788 shares of the Company's common stock were issued under the Employee Stock Purchase Plan for an aggregate amount of $10,130.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

ITEM 8A CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period covered by this report. Based on this evaluation, the Company's principal executive officer and acting principal financial officer concluded that its disclosure controls and procedures were effective. It should be noted that design of any system controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goal.

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

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     All of our directors were elected to serve for a one-year term at our Annual meeting of the shareholders held on January 20, 2004. All directors will hold office until their successors are elected at the next annual meeting of the shareholders with the exception of Mr. John Kane who resigned from the Board effective October 1, 2004 and was replaced with his successor as President/ CEO, Mr. Craig T. Dunham.


     Our executive officers and directors, and their ages at November 30, 2004, are as follows:

Name                                         Age       Position
---------------                              ---       --------
James Saltzman                               61        Chairman of the Board
Craig T. Dunham                              48        President, CEO, Director
David Manzi                                  43        Director
John Kane                                    53        CFO, Treasurer
Paul Roehrenbeck                             59        Vice President

     None of the above persons is related to any other of the above-named persons by blood or marriage.

     The Company's Board of Directors does not have an audit committee financial expert. Although it would like to attract a qualified person to serve in that capacity, the Company's small size and limited resources have precluded it from attracting an appropriate individual.

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2004 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

     Craig T. Dunham, 48, President and CEO, has been with the Company since October 1, 2004 when he replaced John Kane as a Director. Prior to joining the Company, he spent about one year partnering with a private equity group to pursue acquisitions of mid market manufacturing companies. From 2000 to 2003, he was Vice President/ General Manager of the Tubular Division at Kimble Glass Incorporated. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated in manufacturing, engineering, commercial, and general management positions. At Corning, he delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr. Dunham earned a B.S. in mechanical engineering and an M.B.A. from Cornell University.

     James Saltzman, Chairman, 61, has been a member of the Board since February 1998. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments. He served as a director of Xyvision, Inc., a publicly held company that develops, markets, integrates and supports content management and publishing software, since 1992, and was Chairman of the Board of such company from February 1994 to February 1995. On September 19, 2001, in the matter of Securities and Exchange Commission v. James S. Saltzman, Civil Action No. 00-CV-2468 in the United States District Court for the Eastern District of Pennsylvania, Saltzman consented, without admitting or denying the allegations of the Commission's Complaint, to the entry of a Final Judgment and Order in the case, to an order permanently enjoining him from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Section 206(2) of the Investment Advisers Act of 1940 (the "Advisers Act"), and requiring him to pay disgorgement plus prejudgment interest in the amount of $1,920,340, and a civil penalty in the amount of $50,000. The Order was entered on September 19, 2001, by the Honorable Anita B. Brody.

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


      John Kane, 53, CFO and Treasurer, had been with the Company since January 1997 and he left the company as of the end of his employment agreement on November 30, 2004. He elected not to renew his employment agreement and was replaced on October 1, 2004 by Craig Dunham as President and CEO. On December 1, 2000 he was appointed President of the Company and assumed primary responsibility for the day-to-day operations. He took on the additional position of CEO on August 1, 2001. Prior to his appointment as President Mr. Kane served as the Chief Financial Officer of the Company. Prior to joining the Company he spent three years as an independent financial consultant, primarily engaged in the design and implementation of accounting systems. He was the Chief Financial Officer of Delaware River Stevedores, Inc. from 1985 to 1993. Mr. Kane earned a B.B.A in accounting from Temple University in 1975, and is a certified public accountant.


     David Manzi, 43, has been a member of the Board since June 2002. Since November 1999, Mr. Manzi has served as President and CEO of Special Optics Inc., a Wharton New Jersey company that specializes in the design and manufacture of diffraction-limited lens systems used in high resolution imaging and laser applications. Mr. Manzi served as General Manager and as Vice President of Special Optics from 1991 through 1999. Prior to Special Optics he served in various capacities from 1988 through 1991, including Product Manager, for Synoptics, a division of Litton Corporation. Mr. Manzi earned his B.S. degree in Physics from the Pennsylvania State University in 1986.

     Paul Roehrenbeck, 59, Vice President - Sales and Marketing, has been with the Company since May 2003. He held the position of Manager, Business Development for the Center for Advanced Photonics Technology at the City University of New York (CUNY
CAT) from 2001 through May 2003. He has previously served in sales and marketing management positions in the optics and photonics industry including positions at Fiberguide (1999-
2001), Archon Technology Resources (1997-1999) and Hamamatsu (1986-1995) as well as an assignment as Director of Corporate Services at the Optical Society of America (1996). He holds a BS degree in Physics from the College of Holy Cross.


Code of Ethics

            The Company has adopted a Code of Ethics for Principal Executives and Senior Financial Officers that applies to its Chief Executive Officer and Chief Financial Officer. The
Company will provide a copy to any person without charge upon request in the manner set forth under item 1 on page 3.

 ITEM 10. EXECUTIVE COMPENSATION


                            Summary Compensation Table

                                                                     Long Term Compensation
                                                                     ----------------------
                           Annual Compensation                  Awards             Payouts
                           -------------------                  ------             -------
                                             Other                                  Long-
Name and                                     Annual       Restricted    Securities  Term       All other
Principle                                    Compen-      Stock         Underlying  Incentive  compen-
Position     Year    Salary ($)    Bonus ($) sation ($)   Awards ($)    Options ($) Plans ($)  sation($)
---------    ----    ---------    ---------  ----------   -----------   ---------   --------- ----------
John Kane    2004     110,000
President    2003     110,000
And CEO,     2002     110,000
Treasurer



Paul         2004      77,000
Roehrenbeck, 2003      29,430
VP



Employment Agreements

The employment agreement with John Kane, formerly President, CEO, Chief Financial Officer and Treasurer, commenced on
December 1, 2000 and ended on November 30, 2004.

The employment agreement with Craig T. Dunham, President and CEO, commenced on October 1, 2004 and will continue for a three-year period, after which the agreement will automatically renew for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Dunham has agreed to work for us full time, and receives an annual base salary of $110,000. Mr. Dunham's agreement also provides for performance bonuses, and an additional annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and a company car (or car allowance).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2004 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Craig Dunham (4)                  2,200,000                 49.6%
           385 Cooper Road
           West Berlin, NJ 08091

Common     Saltzman Partners (2)               367,009                  11.3%
           4 Tower Bridge
           Suite 200
           West Conshohocken, PA   19428

Common     Penn Independent Corporation        160,236                  5.0%
           420 S. York Road
           Hatboro, PA  19040

Common     James Saltzman (2)(3)               125,370                  3.8%
           1508 Gypsy Hill Road
           Box 439
           Gwynedd Valley, PA  19437


Common     John Kane (5)                        54,925                  1.7%
           149 Plowshare Road
           Norristown, PA  19403

All Officers and Directors
as a Group                                   2,380,295                  52.0%

------------

(1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2004 was 3,240,020.

(2)James Saltzman disclaims beneficial ownership of the 367,009 shares owned by Saltzman Partners.

(3)Includes options to purchase 90,000 shares of the Company's common stock at $1.50 per share.

(4)Includes warrants to purchase 1,200,000 shares of the Company's common stock at an exercise price of either $0.225 or $0.25 per share dependent upon certain conditions.

(5)Includes options to purchase 45,000 shares of the Company's stock at $1.50 per share.


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

10.03* 1996 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.04* 1999 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.05* Employee Stock Purchase Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.06* Employment Agreement of John Kane dated December 1, 2000, filed December 28, 2000

10.07*    Audit Committee Charter

10.08* Loan Agreement and associated documents dated April 15, 2004 with Premier Bank, for a $708,889 term loan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed
          May 14, 2004.

10.09+ Employment Agreement of Craig T. Dunham dated October 1, 2004, filed herewith.

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

31.1(a)+ Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)+ Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Certification of Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Incorporated herein by reference

+ Filed herewith

  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

   - On 8-12-2004, a current report for Items 12 and 7 including June 30, 2004 financial results.

   - On 9-30-04, a current report for Items 3.02 and 5.01 covering Mr. Dunham's Stock Purchase and Warrant Agreement as part of joining the Company as CEO effective October 1, 2004.

ITEM 14. Principal Accountant Fees and Services

 (a)   Audit Fees

The aggregate fees billed or to be billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended
September 30, 2004 and 2003 and the reviews of the financial statements included in the Company's Forms 10-
QSB during those fiscal years are $33,780 and $32,200, respectively.

(b)  Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company's principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

 (c)   Tax Fees

The Company incurred fees of $ 3,600 and $ 3,600 during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.

(d)  All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company's principal accountant.

(e) Pre-approval Policies and Procedures

     The Board of Directors has adopted a pre approval policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

SIGNATURES



In accordance with Section 13 or 15(d) of the Securities
Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA


BY:      /s/ Craig Dunham
        ---------------------------------
        Craig Dunham, President, CEO

DATED:  December 21, 2004
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 Signature                  Title                         Date
---------                   -----                         ----

BY:  /s/ James Saltzman       Chairman of the Board of   December 17, 2004
    ---------------------      Directors

BY: /s/ David Manzi            Director                  December 17, 2004
    ---------------------

BY: /s/ Craig Dunham           President, CEO and        December 17, 2004
                               Acting Principal
                               Financial and Accounting
                               Officer