Form 10QSB
period 2004-12-31
DYNASIL CORP OF AMERICA
filed 2005-02-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2004

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

The Company had 3,443,378 shares of common stock, par value $.0005 per share, outstanding as of February 8, 2004.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             DECEMBER 31, 2004 AND SEPTEMBER 30, 2004                   3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003          4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2004 AND 2003                    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                       7

   ITEM 3.   CONTROLS AND PROCEDURES                                   11


PART II.  OTHER INFORMATION                                            12

   ITEM 1.   LEGAL PROCEEDINGS                                         12

   ITEM 2.   CHANGES IN SECURITIES                                     12

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                             12

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12

   ITEM 5.   OTHER INFORMATION                                         13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                          13

      SIGNATURES                                                       13

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                                           December 31     September 30
                                                               2004            2004
                                                           ----------      ----------

Current assets
   Cash and cash equivalents                                $ 136,584       $ 254,908
   Accounts receivable                                        444,507         309,276
   Inventory                                                  410,345         369,813
   Other current assets                                        22,271          16,656
                                                           ----------      ----------
        Total current assets                                1,013,707         950,653

Property, Plant and Equipment, net                            403,021         419,718

Other Assets                                                    2,469           3,321
                                                           ----------      ----------
        Total Assets                                       $1,419,197      $1,373,692
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Current portion - long-term debt                          $120,000        $120,000
   Accounts payable                                           218,685         184,214
   Accrued expenses                                           120,070         114,959
                                                           ----------      ----------
        Total current liabilities                             458,755         419,173

Long-term Debt, net                                           458,889         488,889

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 4,240,804 and 4,050,180 shares issued
    3,430,644 and 3,240,020 shares outstanding                  2,120           2,025
   Additional paid in capital                               1,269,488       1,239,736
 Retained earnings                                            216,287         210,211
                                                           ----------      ----------
                                                            1,487,895       1,451,972

   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                            501,553         465,630
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $1,419,197      $1,373,692
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended
                                                  December 31
                                          2004        2003
                                      ----------    ---------
Sales                                 $  781,186   $  622,494
Cost of Sales                            580,689      462,548
                                      ----------     --------
Gross profit                             200,497      159,946
Selling, general and administrative      186,720      178,581
                                        ----------   ---------
Income (Loss) from Operations             13,777     ( 18,635)

Other income (expense)
     Interest expense   net              ( 7,703)     ( 7,401)
                                        ----------   ---------

Income (Loss) before Income Taxes          6,074      (26,036)

Income Tax                                   0            0
                                        ---------     --------
Net income (loss)                        $ 6,074     ($26,036)
                                        =========     ========

Net income (loss) per share
  Basic                                     $0.00    (   $0.01)
  Diluted                                   $0.00    (   $0.01)

Weighted average shares outstanding     3,387,701     2,238,254


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                    Three Months Ended
                                                                        December 31
                                                                  2004              2003
                                                            ----------       -----------

Cash flows from operating activities:
    Net income (loss)                                         $    6,074          ($ 26,036)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in)operating activities:
       Depreciation                                               34,050             39,375
       Amortization expense                                          852                852
            Stock Based Compensation   Directors                  19,717
       (Increase) decrease in:
         Accounts receivable                                    (135,231)          ( 62,892)
         Inventories                                             (40,532)            35,076
         Prepaid expenses and other current assets                (5,615)            31,438

       Increase (decrease) in:
         Accounts payable                                         34,471             30,678
         Accrued expenses                                          5,113           ( 16,761)
                                                               ---------         ----------
Net cash provided by (used in) operating activities              (81,101)            31,730
                                                               ---------         ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                (17,353)                 0
                                                               ---------         ----------
Net cash used in investing activities                            (17,353)                 0
                                                               ---------        -----------
Cash flows from financing activities:
Issuance of common stock                                          10,130                  0
Repayments of long-term debt                                    ( 30,000)          ( 49,839)
                                                               ---------        -----------
Net cash used in financing activities                           ( 19,870)          ( 49,839)
                                                               ---------        -----------
Net(decrease) in cash                                           (118,324)          ( 18,109)
Cash - beginning of period                                       254,908            323,321
                                                               ---------        -----------
Cash - end of period                                           $ 136,584          $ 305,212
                                                               =========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The consolidated balance sheet as of September 30, 2004 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations and cash flows for the three months ended December 31, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2004 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 Annual Report on Form 10-KSB previously filed by the Company with the Securities and Exchange Commission.

2. Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                                   December 31, 2004     September 30, 2004
                                 -----------------       ------------------
        Raw Materials                 $137,945              $148,278
        Work-in-Process                168,590               114,170
        Finished Goods                 103,810               107,365
                                       -------               -------
                                      $410,345              $369,813
                                       =======               =======
3. Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share. For periods with a net loss, diluted net earnings per share exclude the impact of potential common shares since they would have resulted in an antidilutive effect.

4. Stock Based Compensation

     The Company has adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the quoted market price or higher on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123. The pro forma disclosures of net loss and net loss per common share required by SFAS No. 123 are shown below.

                                         Three months ended
                                   December 31, 2004  December 31, 2003
                                     -----------          -------------
     Net income (loss), as reported      $  6,074          ( $ 26,036)

Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-                -0-

Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                        (153)               -0-
                                      -----------            -----------
     Pro forma net profit (loss)        $   5,921          (  $26,036)
                                      ===========             ===========

     Actual net profit (loss)
per common share                   $    0.00          ($   0.01)

Pro forma net profit (loss)
per common share                   $    0.00          ($   0.01)


     During the three-months ended December 31, 2004 and 2003, 241,966 stock options were granted at prices ranging from $0.40 to $0.60 per share and no options were exercised or cancelled. Compensation expense relating to non-employee stock options granted during the three-months ended December 31, 2004 and 2003 were $-0-. During the three months ended December 31, 2004, the Company issued 140,834 shares of common stock valued at $.14 per share to the Board of Directors in satisfaction of accrued directors' fees totaling $19,717.


ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Revenues for the 1st quarter ended December 31, 2004 were $781,186, an increase of 25% over revenues of $622,494 for the quarter ended December 31, 2003. The net profit for the quarter ended December 31, 2004 was $6,074, or less than $.01 per share, compared with a net loss of $26,036, or a negative $.01 per share, for the quarter ended December 31, 2003. The Company continues to focus on management's strategy of profitable growth from our optical materials business and by pursuing acquisitions.

Order bookings for the quarter were up 48% over the first quarter of fiscal year 2004. Management believes that this revenue improvement comes from improved economic conditions in our markets combined with proactive sales and marketing efforts that include offering new optical materials and pursuit of new business. During the quarter, we also completed Dynasil's leadership transition. The expenses from that transition reduced quarterly profits by $32,400. Without those expenses, earnings per share would have been $0.01 per share. If consummated, our previously announced acquisition of Optometrics LLC is expected to double Dynasil's revenues and significantly enhance profitability. The closing date for the Optometrics LLC acquisition is currently scheduled for March 8, 2005 to accommodate the schedules of all parties.

Results of Operations

     Revenues for the three months ended December 31, 2004 were $781,186, an increase of 25.5% over revenues of $622,494 for the three months ended December 31, 2003. This is the second consecutive quarter with revenue growth exceeding 20% and the 48% order bookings increase has positioned the next quarter for strong revenues. Sales increased to a broad range of optical material customers and a large increase came from new business from a laser manufacturer.

     Cost of sales for the three months ended December 31, 2004 was $580,689, or 74.3% of sales and for the three months ended December 31, 2003 was $462,548, or 74.3% of sales. Start-up costs associated with the increased sales to the new laser manufacturer unfavorably impacted margins so that the cost of sales percentage remained the same as the previous year.

     Gross profit for the three months ended December 31, 2004 was $200,497, or 25.7% of sales, an increase of $40,551 over the three months ended December 31, 2003 of $159,946, or 25.7% of sales.

     Selling, general and administrative expenses for the three months ended December 31, 2004 were $186,720 or 23.9% of sales, an increase of $8,139 over the three months ended December 31, 2003 of $178,581, or 28.7% of sales. Mr. Craig T. Dunham joined the Company to replace Mr. John Kane as President and CEO effective October 1, 2004. Mr. Kane left the Company in early December and the management transition added costs estimated at $32,400 for the quarter.

     Interest expense- net for the three months ended December 31, 2004 was $7,703, an increase of $302 over the three months ended December 31, 2003 of $7,401.

     Net income for the three months ended December 31, 2004 was $6,074, or less than $0.00 per share, an increase of $32,110 over the net loss for the three months ended December 31, 2003 of ($26,036), or ($.01) in basic loss per share. Management is pleased to complete a profitable quarter after several challenging years.

The Company has no provision for income taxes for either period in 2004 or 2003. As of September 30, 2004, we have approximately $1,400,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $800,000 of net operating loss carryforwards to offset certain future states' taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

     Cash decreased by $118,324 for the three months ended December 31, 2004 to end at $136,584. The primary use of cash was $135,231 of higher accounts receivable which was largely a result of the higher sales.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures in the next six to nine months. Any business expansion or acquisitions, including the pending acquisition of Optometrics LLC, will require the Company to seek additional debt or equity financing. The Company is currently seeking such additional financing and is confident that it will be able to obtain it.

Optometrics Acquisition

     The planned Optometrics LLC acquisition is currently scheduled to close on March 8, 2005. Agreement has been reached on all substantial points and the Company expects to execute and deliver a definitive Asset Purchase Agreement relating to that transaction during the third week of February, 2005. As planned, the transaction will involve Dynasil's purchase of the assets of Optometrics LLC, entry into a long term facility lease and entry into two year employment agreements with the two principals of Optometrics LLC. A commitment for necessary bank financing has been received and the Company expects to complete other necessary financing arrangements shortly. Due diligence activities are nearly complete. The planned acquisition of the Optometrics LLC assets is expected to double Dynasil's revenues and add significant net income. Management is pleased with the progress on the pending acquisition and expects that the transaction will provide benefits for both companies.

Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2004, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 " Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.
     The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
     Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers' instructions, the sales price is fixed and determinable, and collections are reasonably assured.
Valuation of Long-Lived Assets
     We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined that there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

Estimating Allowances for Doubtful Accounts Receivable
     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Valuation of Deferred Tax Assets
     We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets are currently fully reserved.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.
     In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004 - SFAS No. 123R), "Share-Based Payment", which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123). Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No.
123. However, SFAS No. 123 permitted, but does not require, share-based payments to employees to be recognized based on their fair values while SFAS 123R requires all share-based payments to employees to be recognized based on their fair values. SFAS No. 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123R on the Company's financial statements.

Forward-Looking Statements

     The statements contained in this Quarterly Report on Form 10-QSB which are not historical facts, including, but not limited to, certain statements found under the captions "Results of Operations", "Liquidity and Capital Resources" and "Optometrics Acquisition" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time described in this and the Company's other filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation, need for additional financing, the effect of governmental regulation and other matters. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3    CONTROLS AND PROCEDURES

     Based on his most recent informal evaluation, which was completed during the period covered within this Form 10-QSB, the Company's President/chief executive officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors and Audit Committee in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

    NONE

ITEM 2    CHANGES IN SECURITIES

    NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on January 18,
2005.

(b) On November 30, 2004, the Shareholder's record date for the annual meeting, there were 3,430,644 shares of Common Stock outstanding and entitled to one vote per share. At the annual meeting there were 3,040,017 shares present in person or by proxy, a total of 88.61% of the shares outstanding.
A quorum was present. The results of the election of Directors are stated
below:
Total votes cast:     3,040,017
      James Saltzman  3,030,391 shares voted for and 9,626 shares withheld
      Craig Dunham    3,031,011 shares voted for and 9,006 shares withheld
      David Manzi     3,031,011 shares voted for and 9,006 shares withheld
The necessary votes were cast in favor of each of the nominees, each of whom was a continuing director, and they were elected.

               (c)The following were the results of the vote on other items:

Item 2 of the proxy, to approve an amendment to the Employee Stock Purchase Plan to increase by 300,000 the number of shares of common stock that may be issued under that Plan.
Total votes cast 1,959,605
      1,938,414 shares in favor
      18,541 shares against
       2,650 shares abstained
The necessary majority of votes were cast in favor of Item Number 2 and it was approved.

Item 3 of the proxy, to approve an amendment to the 1999 Stock Incentive Plan to increase by 900,000 the number of shares of common stock that may be issued under that Plan.
Total votes cast 1,959,605
       1,898,072 shares in favor
       58,633 shares against
        2,900 shares abstained
The necessary majority of votes were cast in favor of Item Number 3 and it was approved.

Item 4 of the proxy, to approve an amendment to the Certificate of Incorporation to authorize the issuance of up to 10 million shares of "blank check" preferred stock.
Total votes case 1,959,605
       1,898,422 shares in favor
        58,283 shares against Item 4
        2,900 shares abstained

The necessary two thirds of votes were cast in favor of Item Number 4 and it was approved.


Item 5 of the proxy, to approve an amendment to the Certificate of Incorporation to reduce the shareholder vote required for certain corporate actions from two-thirds to a simple majority.
Total votes cast 1,959,605
         1,896,172 shares in favor
         60,533 shares against
         2,900 shares abstained
The necessary two thirds of votes were cast in favor of Item Number 5 and it was approved.


Item 6 of the proxy, to ratify the appointment of Haefele, Flanagan & Company p.c. as the Company's independent public accountants for the 2005 fiscal year.
Total votes cast 3,042,057
          3,031,765 shares in favor
          3,000 shares against
          7,292 shares abstained
The necessary majority of votes were cast in favor of Item Number 6 and it was approved.



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

         - On 11/4/04, a current report for Items 12 and 7 including September 30, 2004 financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Craig T. Dunham                 DATED:    February 10, 2005
        ---------------------------------               -----------------
          Craig T. Dunham,
          President, CEO, Acting Chief Financial
          Officer