Form 10QSB
period 2005-03-31
DYNASIL CORP OF AMERICA
filed 2005-05-16
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The Company had 3,748,898 shares of common stock, par value
$.0005 per share, outstanding as of May 9, 2005.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX



PAGE
PART 1.   FINANCIAL INFORMATION
----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             MARCH 31, 2005 AND SEPTEMBER 30, 2004               3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004        4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2005 AND 2004                5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                9

   ITEM 3.   CONTROLS AND PROCEDURES                            13


PART II.  OTHER INFORMATION                                     13

   ITEM 1.   LEGAL PROCEEDINGS                                  13

   ITEM 2.   CHANGES IN SECURITIES                              13

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                      13

   ITEM 4.   SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS                      13

   ITEM 5.   OTHER INFORMATION                                  13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                   14

      SIGNATURES                                                14

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                          March 31
September 30
                                            2005                 2004
                                         ----------           ----------

Current assets
   Cash and cash equivalents             $ 412,839            $ 254,908
   Accounts receivable                     770,692              309,276
   Inventory                               861,132              369,813
   Other current assets                    123,773               16,656
                                         ----------          ----------
        Total current assets             2,168,436              950,653

Property, Plant and Equipment, net         777,365              419,718

Other Assets
        Deferred financing costs            18,595                3,321
        Intangibles                         78,414                    0
                                         ----------          ----------
            Total Other Assets              97,009                3,321
                                         ----------          ----------
        Total Assets                    $3,042,810           $1,373,692
                                         ==========          ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Note payable to bank- Line of credit    $250,000            $      0
   Current portion - long-term debt         155,746             120,000
   Accounts payable                         313,029             184,214
   Accrued expenses                         331,261             114,959
                                         ----------          ----------
        Total current liabilities         1,050,036             419,173

Long-term Debt, net                         714,454             488,889

Stockholders' Equity
   Common Stock, $.0005 par value,
    25,000,000 shares authorized,
    4,553,538 and 4,050,180 shares
    issued, 3,743,378 and 3,240,020
    shares outstanding                        2,277              2,025
        Preferred Stock,
         $1 per share,
         Series A 10% Cumulative,           690,000                  0
         Convertible. 700,000 shares
         authorized, issued and
         outstanding

   Additional paid in capital             1,343,421           1,239,736
   Retained earnings                        228,964             210,211
                                         ----------          ----------
                                          2,264,662           1,451,972

   Less 810,160 shares
     in treasury - at cost                 (986,342)           (986,342)
                                         ----------          ----------
         Total stockholders' equity       1,278,320             465,630
                                         ----------          ----------
        Total Liabilities and
         Stockholders' Equity            $3,042,810          $1,373,692
                                         ==========          ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                     Three Months Ended          Six Months Ended
                                        March 31                    March  31
                                     2005          2004            2005          2004
                                   ----------    ---------       ----------   ---------
Sales                             $1,097,026    $  594,469       $1,878,212  $1,216,963
Cost of Sales                        816,113       457,361        1,396,799     919,907
                                   ----------    ---------       ----------   ---------
Gross profit                         280,913       137,108          481,413     297,056
Selling, general and administrative  256,977       175,923          443,698     354,502
                                   ----------    ---------       ----------   ---------
Income (Loss) from Operations         23,936     ( 38,815)           37,715    ( 57,446)

Other income (expense)
     Interest expense - net          (11,259)    (  8,058)          (18,962)   ( 15,459)
                                   ----------    ---------       ----------   ---------
Income (Loss) before Income Taxes     12,677      (46,873)           18,753    ( 81,783)

Income Tax                                 0            0                 0           0
                                   ----------    ---------       ----------   ---------
Net income (loss)                    $12,677     ($46,873)           18,753    ($72,905)
                                   ==========    =========       ==========   ==========

Net income (loss) per share
  Basic                                $0.00    (   $0.02)            $0.01    ( $0.03)
  Diluted                              $0.00    (   $0.02)            $0.00    ( $0.03)

Weighted average shares outstanding  3,522,410   2,238,830         3,454,382    2,238,542


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            Six Months Ended
                                                                 March 31
                                                           2005                  2004
                                                        ----------           -----------
Cash flows from operating activities:
    Net income (loss)                                  $   18,753              ($72,905)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
      operating activities:
       Depreciation                                        74,215                78,750
       Amortization expense                                 1,999                 1,704
       Allowance for doubtful accounts                      4,496                   -0-
       (Increase) decrease in:
         Accounts receivable                             (155,451)             (119,806)
         Inventories                                      (62,448)               43,853
         Prepaid expenses and other current assets         (9,595)              ( 1,443)
         Other assets                                                             3,925
       Increase (decrease) in:
         Accounts payable                                  52,632                66,171
         Accrued expenses                                  89,678              (  6,715)
                                                        ---------            ----------
Net cash provided by (used in)
  operating activities                                     14,279              (  6,466)
                                                        ---------            ----------
----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment         (21,287)                  -0-
     Cash paid for acquisition of
        Optometrics LLC assets                           (700,000)                  -0-
     Cash for acquisition costs to date                   (67,976)                  -0-
                                                        ---------            ----------
Net cash provided by (used in)investing activities       (789,263)                  -0-
                                                        ---------            ----------
Cash flows from financing activities:
   Issuance of common stock                                35,538                  260
   Issuance of preferred stock                            690,000                  -0-
   Proceeds from short-term debt                          102,143                  -0-
   Proceeds from long-term debt                           183,106                  -0-
   Payments on long-term debt                             (60,599)            ( 92,040)
   Deferred financing costs incurred                      (17,273)                 -0-
                                                        ---------            ----------
Net cash provided by (used in)
   financing activities                                   932,915             ( 91,780)
                                                        ---------            ----------
Net increase(decrease) in cash                            157,931             ( 98,246)
Cash - beginning of period                                254,908              323,321
                                                        ---------            ----------
Cash - end of period                                    $ 412,839            $ 225,075
                                                        =========            ===========

Supplemental Disclosure of cash flow information:
  Non-cash investing and financing activities:
    Acquisition of Optometrics LLC
       Fair market value of current assets acquired            $ 918,067
       Property, plant and equipment                             410,575
       Intangibles                                                78,414
       Fair market value of liabilities assumed                 (529,110)
       Acquisition costs incurred                               (109,546)
       Issuance of 300,000 common stock shares to sellers        (68,400)

     Net Cash paid for Optometrics LLC                          $ 700,000

The Company issued 700,000 shares of preferred stock, valued at $1.00 per share, and received cash of $700,000. The Company incurred stock issuance costs of $10,000 for a net proceeds of $690,000, of which $600,000 was used to fund the acquisition of Optometrics, LLC.

In connection with the acquisition of Optometrics, LLC, the Company also obtained total debt proceeds of $550,000, of which $100,000 funded the balance of the cash payment to the sellers, $67,976 funded the acquisition costs, $264,751 paid off the debt of Optometrics, LLC, $17,273 paid the deferred financing fees, and $100,000 was used for general working capital purposes.


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2004 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2005 and the consolidated statements of operations and cash flows for the three months and six months ended March 31, 2005 and 2004, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2005 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     On March 8, 2005, Dynasil Corporation of America acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components. The assets acquired from Optometrics LLC will be operated under the Optometrics Corporation name. The financial statements in this report include the Optometrics Corporation results of operations from March 9, 2005 through March 31, 2005.

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

Note 2 - Business Acquisition

On March 8, 2005, the Company, through its newly formed wholly owned subsidiary, Optometrics Corporation, completed its acquisition of substantially all of the assets of Optometrics, LLC, a worldwide supplier of optical components for a total purchase price of $877,946. Cash of $700,000 was paid by the Company and 300,000 shares of the Company's common stock were issued to the former owners of Optometrics, LLC, valued at $0.23 per share, or $68,400. Acquisition costs of $109,546 were incurred. The business acquisition was recorded under the purchase method of accounting which requires the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values.

The fair value of tangible and intangible assets acquired and liabilities assumed were established based on the unaudited
March 8, 2005 balance sheet of Optometrics, LLC, as well as certain assumptions made regarding fair values.

The excess of the purchase price over the fair value of the net assets acquired will be allocated to goodwill. The preliminary purchase price allocation is not yet finalized, and as such, for purposes of these interim financial statements, the excess is classified as intangibles. The Company expects to finalize the allocation within the third quarter of fiscal 2005. The results of operations of Optometrics Corporation has been included in the consolidated financial statements from March 9, 2005, the date of acquisition. The preliminary allocation of purchase price as of March 9, 2005 is summarized below:

     Cash and cash equivalents                  $   50,585
     Accounts receivable                           310,461
     Inventories                                   428,871
     Prepaid expenses and other current assets     128,150
     Property and equipment                        410,575
     Intangibles                                    78,414
     Current liabilities assumed                  (242,449)
     Long-term debt liabilities assumed           (286,661)
     Total purchase price                         $877,946

Note 3 - Debt

On March 8, 2005, the Company entered into credit agreements totaling $700,000 with Citizens Bank in connection with the acquisition of Optometrics, LLC of which the initial borrowing was $550,000. The terms of the Credit Agreements provide the Company with a $300,000 term loan (the "Term Loan") and a $400,000 revolving credit facility (the "Line of Credit"). The proceeds have been used to payoff the debt of the former Optometrics LLC, to fund the acquisition, and for general working capital purposes. Borrowings under the line of credit bear interest at a variable rate equal to Citizens Bank's prime rate plus 0.5%. Initial borrowing on the Line of Credit was $250,000. Outstanding borrowings under the Term Loan require monthly payments of $5,834.78 over a five year term which started March 9 and ends March 2011 at a fixed interest rate of 6.25%. As part of the credit agreement, the Company is required to comply with certain financial covenants measured annually regarding the liabilities to equity ratio and debt service coverage for Optometrics Corporation. The performance of the obligations is secured by the assets of Optometrics Corporation with a corporate guarantee by the Company and a second lien on the Company's New Jersey assets excluding the real estate.


Note 4 - Convertible Preferred Stock

On March 8, 2005, the Company completed a private placement of 700,000 shares of Series A 10% Cumulative Convertible preferred stock for cash proceeds of $700,000. The stock was sold at a price of $1.00 per share. Total expenses for the stock placement were $10,000. Each share of preferred stock carries a 10% per annum cumulative dividend payable quarterly and is convertible to 2.2222 shares of common stock at any time by holders, subject to adjustment for certain subsequent sales of common stock or securities convertible into or exchangeable for common stock, and is callable starting March 9, 2007 by the Company at a redemption price of $1.00 per share. Proceeds from the stock sale were used to acquire the assets of Optometrics LLC and for working capital.


Note 5 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:
                                March 31, 2005     September 30, 2004
                              -----------------    ------------------
     Raw Materials                 $282,933            $148,278
     Work-in-Process                314,079             114,170
     Finished Goods                 264,120             107,365
                                    -------             -------
                                   $861,132            $369,813
                                    =======             =======
Note 6 - Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share. For periods with a net loss, diluted net earnings per share exclude the impact of potential common shares since they would have resulted in an antidilutive effect.


Note 7 - Stock Based Compensation

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

                                         Six months ended
                                    March 31, 2005  March 31, 2004
                                     -----------     -------------
     Net income (loss), as reported      $ 18,753     ( $  72,905)

     Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-              -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                        (153)             -0-
                                     -----------     -------------
     Pro forma net profit (loss)      $   18,600       (  $72,905)
                                     ===========      ===========

     Actual net profit (loss)
     per common share                   $    0.01       ($  0.03)

     Pro forma net profit (loss)
     per common share                   $    0.01       ($  0.03)


     During the six months ended March 31, 2005, 433,459 stock options were granted at prices ranging from $0.40 to $0.65 per share and no options were exercised. During the six months ended March 31, 2004, no stock options were granted or exercised. The Company cancelled 45,000 and 132,000 options during the six months ended March 31, 2005 and 2004, respectively.
Compensation expenses relating to non-employee stock options granted during the six months ended March 31, 2005 and 2004 were $-0-. During the six months ended March 31, 2005, The Company issued 158,360 shares of common stock valued at $0.14 to $0.45 per share to the Board of Directors in satisfaction of accrued and 2005 directors' fees totaling $25,217.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     On March 8, 2005, Dynasil Corporation of America acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components including diffraction gratings, lenses, thin film filters, laser optics, monochromators, and specialized optical systems. The assets acquired from Optometrics LLC will be operated under the Optometrics Corporation name. The financial statements in this report include the Optometrics results of operations for the 23 day period from March 9, 2005 through March 31, 2005. The results from time periods previous to March 9, 2005 do not include Optometrics results. For calendar year 2004, Optometrics LLC had revenues of $3.06 Million, EBITDA of $379,966, and net income before taxes of $257,610. The Optometrics assets were purchased for $700,000 in cash, 300,000 shares of Dynasil common stock valued at $68,400, and repayment of Optometrics LLC loans totaling $264,750. The acquisition was funded by $700,000 of proceeds from a private placement by the Company of 700,000 shares of a new series of convertible preferred stock as well as bank loans. The Optometrics acquisition is expected to double Dynasil's revenues and significantly enhance profitability.

     Revenues for the 2nd quarter ended March 31, 2005 were $1,097,026, an increase of 85% over revenues of $594,469 for the quarter ended March 31, 2004. Revenues for the six months ended March 31, 2005 were $1,878,212, an increase of 54% over the six months ended March 31, 2004. The net profit for the quarter ended March 31, 2005 was $12,677, or less than $0.01 per share, compared with a net loss of $46,873, or a negative $.02 per share, for the quarter ended March 31, 2004. The net profit for the six months ended March 31, 2005 was $18,753, or $0.01 per share, compared with a net loss of $72,905, or a loss of $0.03 per share for the six months ended March 31, 2004. The Company continues to focus on management's strategy of profitable growth from its optical materials business and by pursuing acquisitions.


Results of Operations

          Revenues for the three months ended March 31, 2005 were $1,097,026, an increase of 85% over revenues of $594,469 for the three months ended March 31,2004. Revenues for the six-months ended March 31, 2005 were $1,878,212 an increase of 54% over revenues of $1,216,963 for the six-months ended March 31,2004. Excluding Optometrics results, revenues were up 48% for the quarter ended March 31, 2005 versus the same quarter in 2004. Management believes that the revenue improvement comes from improved economic conditions in the Company's markets combined with aggressive pricing to win several high volume jobs and active pursuit of new business. The addition of new optical glasses to our product line in 2004 contributed to increased sales. Additionally, the 23 days of sales for Optometrics Corporation contributed to the increase in sales.

     Cost of sales for the three months ended March 31, 2005 was $816,113, or 74.4% of sales, an increase of $358,752 over the three months ended March 31, 2004 of $457,361, or 76.9% of sales. Cost of sales for the six-months ended March 31, 2005 was $1,396,799, or 74.4% of sales, an increase of $476,892 over the six-months ended March 31, 2004 of $919,907 or 75.6% of sales. The slight decrease in cost of sales as a percentage of sales resulted from higher manufacturing volumes and higher Optometrics margins that partially offset the pricing used to win two high volume jobs. The higher cost of sales in dollars comes from higher sales volume and the addition of Optometrics.

     Gross profit for the three months ended March 31, 2005 was $280,913, or 25.6% of sales, an increase of $143,805 over the three months ended March 31, 2004 of $137,108, or 23.1% of sales. Gross profit for the six months ended March 31, 2005 was $481,413, or 25.6% of sales, an increase of $184,357 over the six months ended March 31, 2004 of $297,056, or 24.4% of sales.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2005 were $256,977 or 23.4% of sales, an increase of $81,054 over the three months ended March 31, 2004 of $175,923, or 29.6% of sales. SG&A expenses for the six months ended March 31, 2005 were $443,698, or 23.6% of sales, an increase of $89,196 over the six months ended March 31, 2004 of $354,502, or 29.1% of sales. The largest increase in SG&A dollars came from the addition of Optometrics Corporation. The year to date SG&A expenses as a percentage of sales decreased from 29.6% in 2004 to 23.4% in 2005. The combination of Dynasil and Optometrics selling efforts is expected to further improve the sales and marketing efficiency for both companies. Mr. Craig T. Dunham joined The Company to replace Mr. John Kane as President and CEO effective October 1, 2004. Mr. Kane left The Company in early December and the management transition added costs estimated at $32,400 for the six month period. Mr. Francis Ciancarelli replaced Mr. Paul Roehrenbeck as Vice President of Sales and Marketing late in the second quarter and the transition added $15,000 of extra cost. Mr. Ciancarelli brings 17 years of sales and marketing leadership experience from Precision Electronic Glass which serves a similar customer base and we are very pleased to have him join the Company.

     Net interest expense for the three months ended March 31, 2005 was $11,259, an increase of $3,201 over the three months ended March 31, 2004 of $8,058. Interest expense for the six months ended March 31, 2005 was $18,962, an increase of $3,503 over the six months ended March 31, 2004 of $15,459. The increase in interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the Optometrics acquisition and the higher prime rate which impacts the Company's variable interest rate payments.

     Net income for the three months ended March 31, 2005 was $12,677, or less than $.01 in basic earnings per share, an increase of $59,550 over the net loss for the three months ended March 31, 2004 of $46,873, or $.02 in basic loss per share. Net income for the six months ended March 31, 2005 was $18,753, or $.01 in basic earnings per share, an increase of $91,658 over the six months ended March 31, 2004 of net loss of $72,905, or $.03 in basic loss per share. Management is pleased to complete a second profitable quarter for the Company (excluding Optometrics) after several challenging years. Optometrics is expected to contribute significant additional profitability to the Company.

     The Company had no provisions for income taxes for the quarters ended March 31, 2005 and 2004. As of September 30, 2004, the Company had approximately $1,200,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $620,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2012.



Liquidity and Capital Resources

     Cash increased by $157,931 for the six months ended March 31,2005. The primary sources of cash were the net proceeds from the preferred stock issuance of $690,000 plus new bank debt financing obtained in connection with the Optometrics acquisition. The primary use of cash was for the Optometrics acquisition. On March 8, 2005, two loans with Citizens Bank were completed as part of the Optometrics acquisition. Both loans are secured by the assets of Optometrics Corporation and guaranteed by the Company, which guaranty is itself secured by a second lien on the Company's assets excluding real estate. The financing included a $300,000 term loan for five years at a 6.25% fixed interest rate. A line of credit with maximum borrowing of $400,000 was completed with initial borrowing of $250,000 at Citizens Bank's prime rate plus 0.5%.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures in the next six to nine months. Any major business expansion or acquisition likely will require the Company to seek additional debt or equity financing.



Optometrics Acquisition

     Management was pleased that the acquisition of Optometrics LLC closed on March 8, 2005. Optometrics LLC now operates as Optometrics Corporation, a wholly owned subsidiary of The Company. The transaction occurred as planned with Dynasil's purchase of the assets of Optometrics LLC, entry into a long term facility lease and entry into employment agreements with the two principals of Optometrics LLC. With regret, we acknowledge the passing of Mr. Frank Denton, one of the two principals of Optometrics LLC. Mr. Denton was in the process of reducing his work schedule before his passing and Management is confident that the Company has the resources to continue to operate effectively. As planned, Ms. Laura Lunardo became Chief Financial Officer of the Company and Chief Operating Officer of Optometrics Corporation effective March 9, 2005. Ms. Lunardo had been leading the day to day operations of Optometrics for some time and her long term financial experience brings needed CFO leadership skills to the Company.

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

Recent Accounting Pronouncements

     There were no accounting pronouncements issued since the date of the Company's most recent Form 10-QSB filing.


Forward-Looking Statements

     The statements contained in this Quarterly Report on Form 10-QSB which are not historical facts, including, but not limited to, certain statements found under the captions "Results of Operations", "Liquidity and Capital Resources" and "Optometrics Acquisition" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time described in this and the Company's other filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, customer acceptance of new products, general economic conditions, market trends, costs and availability of raw materials and management information systems, competition, litigation, need for additional financing, the effect of governmental regulation and other matters. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    CONTROLS AND PROCEDURES

      Based on his most recent informal evaluation, which was completed during the period covered within this Form 10-QSB, the Company's President/chief executive officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within itself as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors and Audit Committee in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.


PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

    NONE

ITEM 2    CHANGES IN SECURITIES

    On March 8, 2005, the Company sold 700,000 shares of a Series A 10% Cumulative Convertible Preferred Stock for $700,000 in a private placement. Each share was sold for $1 and is convertible to 2.2222 shares of common stock at any time by the holders. See the Company's 8K report dated March 14, 2005 for additional information.

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE



ITEM 5    OTHER INFORMATION

     The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On May 13, 2005, the Company issued a press release announcing its financial results for its second quarter ending March 31, 2005. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     3.06 Restated Certificate of Incorporation of Dynasil
     Corporation of America dated May 6, 2005.

     10.10 Employment Agreement of Laura Lunardo effective March
     8, 2005.

     10.11 Accepted Employment offer of Francis Ciancarelli dated March 28, 2005.

     10.12 Loan Agreement dated March 8, 2005 with Citizen's
     Bank for a $400,000 revolving line of credit.

     10.13 Note dated March 8, 2005 with Citizen's Bank for a
     $300,000 term loan.

     99.1 Press release, dated May 13, 2005, issued by Dynasil
     Corporation of America announcing its financial results for the second quarter ending March 31, 2005.


     (b) Reports on Form 8-K

       - On 3/14/05, a current report for Items 2 and 3 for the completion of the Optometrics registration and sale of Preferred Stock.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:     /s/ Craig T. Dunham        DATED:    May 14, 2005
 --------------------------------- --------------------
          Craig T. Dunham,
          President and CEO