Form 10QSB
period 2005-06-30
DYNASIL CORP OF AMERICA
filed 2005-07-28
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The Company had 3,756,784 shares of common stock, par value
$.0005 per share, outstanding as of July 26, 2005.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX



PART 1.   FINANCIAL INFORMATION
----

  ITEM 1.   FINANCIAL STATEMENTS                                     PAGE

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF
             JUNE 30, 2005 AND SEPTEMBER 30, 2004                      3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS AND THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004   4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED JUNE 30, 2005 AND 2004                       5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                      9

   ITEM 3.   CONTROLS AND PROCEDURES                                  13


PART II.  OTHER INFORMATION                                           13

   ITEM 1.   LEGAL PROCEEDINGS                                        13

   ITEM 2.   CHANGES IN SECURITIES                                    13

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                            13

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13

   ITEM 5.   OTHER INFORMATION                                        13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                         14

      SIGNATURES                                                      14

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED)
                                     ASSETS

                                          June 30         September 30
                                          2005            2004
                                          ----------      ----------

Current assets
   Cash and cash equivalents              $ 351,578        $ 254,908
   Accounts receivable                      732,670          309,276
   Inventory                                867,300          369,813
   Other current assets                     114,446           16,656
                                          ----------       ----------
        Total current assets              2,065,994          950,653

Property, Plant and Equipment, net          769,414          419,718

Other Assets
        Deferred financing costs             14,988            3,321
        Intangibles                          78,414                0
                                          ----------       ----------
            Total Other Assets               93,402            3,321
                                          ----------       ----------
        Total Assets                     $2,928,810       $1,373,692
                                          ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
        Note payable to bank
           - Line of credit                $250,000         $      0
   Current portion - long-term debt         186,881          120,000
   Accounts payable                         333,042          184,214
   Accrued expenses                         208,876          114,959
                                          ----------       ----------
        Total current liabilities           978,799          419,173

Long-term Debt, net                         637,467          488,889

Stockholders' Equity
   Common Stock, $.0005 par value,
    25,000,000 shares authorized,
    4,559,058 and 4,050,180 shares
    issued, 3,748,898 and 3,240,020
    shares outstanding                        2,277            2,025

        Preferred Stock, $.001 par
         value per share, 10,000,000            700                0
         Shares authorized, Series A
         10% cumulative, convertible
         700,000 shares authorized,
         issued and outstanding

   Additional paid in capital             2,032,721         1,239,736
   Retained earnings                        263,188           210,211
                                          ----------       ----------
                                          2,298,886         1,451,972

   Less 810,160 shares in treasury -
       at cost                             (986,342)         (986,342)
                                          ----------       ----------
        Total stockholders' equity        1,312,544           465,630
                                          ----------       ----------
        Total Liabilities and
          Stockholders' Equity           $2,928,810        $1,373,692
                                         ==========        ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended        Nine Months Ended
                                               June 30                    June 30
                                          2005        2004           2005          2004
                                      ----------    ---------     ----------     ----------
Sales                                 $1,619,128    $ 505,504    $3,497,340     $1,722,467
Cost of Sales                          1,103,318      417,299     2,500,119      1,337,204
                                      ----------    ---------     ----------     ----------
Gross profit                             515,810       88,205       997,221        385,263
Selling, general and administrative      434,966      173,740       877,540        528,243
                                      ----------    ---------     ----------     ----------
Income (Loss) from Operations             80,844     ( 85,535)      119,681       (142,980)

Other income (expense)
     Interest expense - net              (20,610)    ( 12,391)      (39,572)       (27,851)
                                      ----------    ---------     ----------     ----------
Income (Loss) before Income Taxes         60,234      (97,926)       80,109       (170,831)

Income Tax                                 4,100            0         5,224              0
                                      ----------    ---------     ----------     ----------
Net income (loss)                        $56,134     ($97,926)       74,885      ($170,831)
                                      ==========    =========     ==========     ==========

Net income (loss) per share
  Basic                                     $0.01    (   $0.04)        $0.02       ( $0.08)
  Diluted                                   $0.01    (   $0.04)        $0.02       ( $0.08)

Weighted average shares outstanding     3,748,313    2,239,412     3,552,359      2,238,542


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                         June 30
                                                                  2005              2004
                                                            ----------       -----------
Cash flows from operating activities:
    Net income (loss)                                      $   74,885        ($  170,831)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used
     in)operating activities:
       Depreciation                                           126,610            118,125
       Amortization expense                                     5,606              2,566
       Allowance for doubtful accounts                        (10,547)               -0-
       (Increase) decrease in:
         Accounts receivable                                 (103,043)          (  1,418)
         Inventories                                          (68,616)            59,922
         Prepaid expenses and other current assets            (16,891)            16,417
         Other assets                                                              3,925
       Increase (decrease) in:
         Accounts payable                                      73,302            (15,776)
         Accrued expenses                                     (32,705)            33,400
                                                            ----------       -----------
Net cash provided by (used in) operating activities            48,601             46,320
                                                            ----------       -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment             (49,108)            (5,838)
     Cash paid for acquisition of Optometrics LLC assets     (700,000)           (50,000)
     Cash for acquisition costs to date                       (67,976)               -0-
                                                            ----------       -----------
Net cash provided by (used in)investing activities           (817,084)           (55,838)
                                                            ----------       -----------
Cash flows from financing activities:
 Issuance of common stock                                      35,538                390
 Issuance of preferred stock                                  690,000                -0-
 Proceeds from short-term debt                                102,143                -0-
 Proceeds from long-term debt                                 183,106                -0-
 Payments on long-term debt                                  (106,451)          (224,817)
 Deferred financing costs incurred                            (17,273)               -0-
 Dividends paid                                               (21,910)
                                                            ----------       -----------
Net cash provided by (used in) financing activities           865,153           (224,427)
                                                            ----------       -----------
Net increase(decrease) in cash                                 96,670           (233,945)
Cash - beginning of period                                    254,908            323,321
                                                            ----------       -----------
Cash - end of period                                        $ 351,578          $  89,376
                                                            ==========       ===========

Supplemental Disclosure of cash flow information:
  Non-cash investing and financing activities:
    Acquisition of Optometrics LLC
       Fair market value of current assets acquired            $ 918,067
       Property, plant and equipment                             410,575
       Intangibles                                                78,414
       Fair market value of liabilities assumed                 (529,110)
       Acquisition costs incurred                               (109,546)
       Issuance of 300,000 common stock shares to sellers        (68,400)
                                                               ----------
     Net Cash paid for Optometrics LLC                          $ 700,000
                                                               ----------

The Company issued 700,000 shares of preferred stock, valued at $1.00 per share, and received cash of $700,000. The Company incurred stock issuance costs of $10,000 for net proceeds of $690,000, of which $600,000 was used to fund the acquisition of Optometrics, LLC.

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


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2004 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2005 and the consolidated statements of operations for the three months and nine months ended June 30, 2005 and 2004, the consolidated statements of cash flows for the nine months ended June 30, 2005 and 2004,and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2005 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     On March 8, 2005, Dynasil Corporation of America acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components.
The assets acquired from Optometrics LLC are operated under the Optometrics Corporation name. The financial statements in this report include the Optometrics Corporation results of operations from March 9, 2005 through June 30, 2005.

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

Note 2 - Business Acquisition

On March 8, 2005, the Company, through its newly formed wholly owned subsidiary, Optometrics Corporation, completed its acquisition of substantially all of the assets of Optometrics, LLC, a worldwide supplier of optical components for a total purchase price of $877,946. Cash of $700,000 was paid by the Company and 300,000 shares of the Company's common stock were issued to the former owners of Optometrics, LLC, valued at $0.23 per share, or $68,400. Acquisition costs of $109,546 were incurred. The business acquisition was recorded under the purchase method of accounting which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values.

The fair value of tangible and intangible assets acquired and liabilities assumed were established based on the unaudited
March 8, 2005 balance sheet of Optometrics, LLC, as well as certain assumptions made regarding fair values.

The excess of the purchase price over the fair value of the net tangible assets acquired of $78,414 was allocated to intangibles, specifically to Acquired Customer Base. The results of operations of Optometrics Corporation have been included in the consolidated financial statements from March 9, 2005, the effective date of acquisition. The allocation of purchase price is summarized below:

     Cash and cash equivalents                  $   50,585
     Accounts receivable                           310,461
     Inventories                                   428,871
     Prepaid expenses and other current assets     128,150
     Property and equipment                        410,575
     Intangibles- Acquired Customer Base          ( 78,414)
     Current liabilities assumed                  (242,449)
     Long-term debt liabilities assumed           (286,661)
                                                 ---------
     Total purchase price                         $877,946

The following unaudited pro forma results of operations assume that Optometrics Corporation had been acquired at the beginning of fiscal year 2005.

                                      Nine Months Ended
                                     Ended June 30, 2005
      Sales                              $4,840,187
      Net income                           $149,894
      Net income per share                     $.04
      Weighted average shares             3,727,359

Note 3 - Debt

On March 8, 2005, the Company entered into loan agreements permitting borrowings up to a total of $700,000 with Citizens Bank of Massachusetts ("Citizens Bank") in connection with the acquisition of Optometrics, LLC of which the initial borrowing was $550,000. The terms of the Loan Agreements provide the Company with a $300,000 term loan (the "Term Loan") and a $400,000 revolving credit facility (the "Line of Credit"). The proceeds have been used to payoff the debt of the former Optometrics LLC, to fund the acquisition, and for general working capital purposes. Borrowings under the Line of Credit bear interest at a variable rate equal to Citizens Bank's prime rate plus 0.5%. Initial borrowing on the Line of Credit was $250,000. Outstanding borrowings under the Term Loan require monthly payments of $5,834.78 over a five year term which started March 9, 2005 and ends in March 2011 at a fixed interest rate of 6.25%. As part of the credit agreement, the Company is required to comply with certain financial covenants measured annually regarding the liabilities to equity ratio and debt service coverage ratio for Optometrics Corporation. The performance of these obligations is secured by the assets of Optometrics Corporation with a corporate guarantee by the Company and a second lien on the Company's New Jersey assets other than real estate.

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

Inventories consisted of the following:
                           June 30, 2005      September 30, 2004
                           -----------------  ------------------
        Raw Materials        $268,625             $148,278
        Work-in-Process       334,888              114,170
        Finished Goods        263,787              107,365
                              -------              -------
                             $867,300             $369,813
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


Note 7 - Stock Based Compensation

     The Company has adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at the most recent market price or higher on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123. The pro forma disclosures of net loss and net loss per common share required by SFAS No. 123 are shown below.

                                            Nine months ended
                                     June 30, 2005         June 30, 2004
                                      -----------          -------------
     Net income (loss), as reported      $74,885             ($170,831)

     Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-                   -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                     (22,365)                  -0-
                                      -----------          -------------
     Pro forma net profit (loss)       $  52,520          (   $170,831)
                                      ===========            ===========

     Actual net profit (loss)
     per common share                   $    0.02             ($0.08)

     Pro forma net profit (loss)
     per common share                   $    0.01             ($0.08)

     During the nine months ended June 30, 2005, 436,459 stock options were granted at prices ranging from $0.40 to $0.65 per share and no options were exercised. During the nine months ended June 30, 2004, no stock options were granted or exercised. The Company cancelled 45,000 and 132,000 options during the nine months ended June 30, 2005 and 2004, respectively. Compensation expenses relating to non-employee stock options granted during the nine months ended June 30, 2005 and 2004 were $-0-. During the nine months ended June 30, 2005, The Company issued 158,360 shares of common stock valued at $0.14 to $0.66 per share to the Board of Directors in satisfaction of accrued and 2005 directors' fees totaling $28,717.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     This is the first full quarter of results after the combination of Optometrics with Dynasil. On March 8, 2005, Dynasil Corporation of America acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components including diffraction gratings, lenses, thin film filters, laser optics, monochromators, and specialized optical systems. The assets acquired from Optometrics LLC are being operated under the Optometrics Corporation ("Optometrics")name. The financial statements in this report include the Optometrics results of operations for the period from March 9, 2005 through June 30, 2005. The results from time periods previous to March 9, 2005 do not include Optometrics results. Integration of Optometrics with Dynasil is going very well and Optometrics is having a major positive impact on the Company.

     Revenues for the 3rd quarter ended June 30, 2005 were $1,619,128, an increase of 220% over revenues of $505,504 for the quarter ended June 30, 2004. Revenues for the nine months ended June 30, 2005 were $3,497,340, an increase of 103% over revenues of $1,722,467 for the nine months ended June 30, 2004. The net profit for the quarter ended June 30, 2005 was $56,134, or $0.01 per share, compared with a net loss of $97,926, or a negative $.04 per share, for the quarter ended June 30, 2004. The net profit for the nine months ended June 30, 2005 was $74,885, or $0.02 per share, compared with a net loss of $170,831, or a loss of $0.08 per share for the nine months ended June 30, 2004. The Company continues to focus on management's strategy of profitable growth from its optical components business and by pursuing acquisitions and strategic alliances.

Results of Operations

          Revenues for the three months ended June 30, 2005 were $1,619,128, an increase of 220% over revenues of $505,504 for the three months ended June 30, 2004. Revenues for the nine-months ended June 30, 2005 were $3,497,340 an increase of 103% over revenues of $1,722,467 for the nine-months ended June 30, 2004. The addition of Optometrics more than doubled the Company's revenue for the quarter ending June 30, 2005. Excluding Optometrics results, revenues for the Company's historical New Jersey operations were up 62% for the quarter ended June 30, 2005 versus the same quarter in 2004. Management believes that the New Jersey revenue improvement comes from improved economic conditions in the Company's markets combined with aggressive pricing to win several high volume jobs and active pursuit of new business.

     Cost of sales for the three months ended June 30, 2005 was $1,103,318 or 68.1% of sales, a decrease of 14.5 percentage points from the three months ended June 30, 2004 of $417,299, or 82.6% of sales. Cost of sales for the nine-months ended June 30, 2005 was $2,500,119, or 71.5% of sales, a decrease of 6.1 percentage points from the nine-months ended June 30, 2004 of $1,337,204 or 77.6% of sales. The significant decrease in cost of sales as a percentage of sales resulted from the higher margin products coming from Optometrics as well as improved sales volume for the Company's New Jersey operations.

     Gross profit for the three months ended June 30, 2005 was $515,810, or 31.9% of sales, an increase of $427,605 over the three months ended June 30, 2004 of $88,205, or 17.4% of sales. Gross profit for the nine months ended June 30, 2005 was $997,221, or 28.5% of sales, an increase of $611,958 over the nine months ended June 30, 2004 of $385,263, or 22.4% of sales.

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2005 were $434,966 or 26.8% of sales, a decrease of 7.6 percentage points over the three months ended June 30, 2004 of $173,740, or 34.4% of sales. SG&A expenses for the nine months ended June 30, 2005 were $877,540, or 25.1% of sales, a decrease of 5.6 percentage points over the nine months ended June 30, 2004 of $528,243, or 30.6% of sales. The increase in SG&A dollars resulted primarily from the addition of Optometrics Corporation. SG&A costs as a percentage of sales decreased significantly with the addition of Optometrics and significantly higher volumes for New Jersey operations. The combination of Dynasil and Optometrics selling efforts is expected to further improve the sales and marketing efficiency for both companies. Mr. Craig T. Dunham joined The Company to replace Mr. John Kane as President and CEO effective October 1, 2004. Mr. Kane left the Company in early December and the management transition added costs estimated at $32,400 for the nine month period. Mr. Francis Ciancarelli replaced Mr. Paul Roehrenbeck as Vice President of Sales and Marketing late in the second fiscal quarter and the transition added approximately $29,000 of extra cost. Mr. Ciancarelli joined the Company with 17 years of sales and marketing leadership experience from Precision Electronic Glass which serves a similar customer base.

     Net interest expense for the three months ended June 30, 2005 was $20,610, an increase of $8,219 over the three months ended June 30, 2004 of $12,391. Interest expense for the nine months ended June 30, 2005 was $39,572, an increase of $11,721 over the nine months ended June 30, 2004 of $27,851. The increase in interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the Optometrics acquisition and the higher prime rate which impacts the Company's variable interest rate payments.

     Net income for the three months ended June 30, 2005 was $56,134, or $.01 in basic earnings per share, an increase of $154,060 over the net loss for the three months ended June 30, 2004 of ($97,926), or $.04 in basic loss per share. Net income for the nine months ended June 30, 2005 was $74,885, or $.02 in basic earnings per share, an increase of $245,716 over the nine months ended June 30, 2004 of net loss of $170,831, or $.08 in basic loss per share. Optometrics contributed significant additional profitability to the Company. Management is also pleased to complete a third consecutive profitable quarter for the Dynasil, New Jersey Operations (excluding Optometrics) after several challenging years.

     The Company had a $4,100 provision for Massachusetts income taxes for the quarter ended June 30, 2005 and zero tax provision for the quarter ended June 30, 2004. For the nine months ended June 30, 2005, the Company had a $5,224 provision for Massachusetts income taxes and zero tax provision for the nine months ending June 30, 2004. As of September 30, 2004, the Company had approximately $1,200,000 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2020. In addition, the Company has approximately $620,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2012.

Liquidity and Capital Resources

     Cash increased by $96,670 for the nine months ended June 30, 2005. The primary sources of cash were cash from operations of $48,601, the net proceeds from the preferred stock issuance of $690,000 plus new bank debt financing obtained in connection with the Optometrics acquisition. The primary use of cash was for the Optometrics acquisition. On March 8, 2005, the Company entered into two loan agreements with Citizens Bank which were completed as part of the Optometrics acquisition. Both loans are secured by the assets of Optometrics Corporation and guaranteed by the Company, which guaranty is itself secured by a second lien on the Company's assets excluding real estate. The financing included a $300,000 Term Loan for five years at a 6.25% fixed interest rate. A Line of Credit with maximum borrowing of $400,000 was completed with initial borrowing of $250,000 at Citizens Bank's prime rate plus 0.5%. Increased revenues for New Jersey operations have increased working capital usage for accounts receivables and inventory. In addition, the Company had capital expenditures of $49,108, repaid long term debt of $106,451, and had dividends of $21,910 on Preferred Stock.

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


Optometrics Integration

     Management is pleased with progress of Optometrics' integration since the acquisition of Optometrics LLC assets was closed on March 8, 2005. As planned, Ms. Laura Lunardo became Chief Financial Officer of the Company and Chief Operating Officer of Optometrics Corporation effective March 9, 2005. Mr. Dunham typically travels to Optometrics bi-monthly to lead the integration process. Our primary focus areas have been coordination of sales and marketing programs as well as manufacturing process improvement assistance. By working together, we have been able to use the contacts of one business to get access for the other business to key customer decision makers. Ms. Lunardo has reorganized Optometrics as well as improving the manufacturing layout for greater efficiencies. Mr. Dunham has been assisting Optometrics with project management and process improvement using his Six Sigma Green Belt and process improvement experience.

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

Valuation of Long-Lived Assets
      We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined that there is no indication of impairment of any of our assets. However, should our operating results deteriorate; we may determine that some portion of our long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

ITEM 3    CONTROLS AND PROCEDURES

      Based on their most recent informal evaluation, which was completed during the period covered within this Form 10-QSB, the Company's President/Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within itself as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors and Audit Committee in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.


PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

    NONE

ITEM 2    CHANGES IN SECURITIES

    NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE


ITEM 5    OTHER INFORMATION

     The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On July 27, 2005, the Company issued a press release announcing its financial results for its third quarter ending June 30, 2005. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that

Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.




ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)


     99.1 Press release, dated July 27, 2005, issued by Dynasil
     Corporation of America announcing its financial results for the third quarter ending June 30, 2005.


     (b) Reports on Form 8-K

       -    On 5/24/05, an amendment of the current report dated
          3/14/05 for Items 2 and 3 for the completion of the Optometrics acquisition and sale of Preferred Stock.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Craig T. Dunham                     DATED:    July 27, 2005
         ---------------------------------           --------------------
          Craig T. Dunham,
          President and CEO


          /s/ Laura Lunardo                       DATED:    July 27, 2005
        -----------------------------                --------------------
         Laura Lunardo
         Chief Financial Officer