Form 10KSB
period 2005-09-30
DYNASIL CORP OF AMERICA
filed 2005-12-20
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2005

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $5,078,436

The Company's common stock is quoted on the NASDAQ OTC Bulletin
Board under the symbol "DYSL.OB".   The estimated aggregate
market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 12, 2005 was $2,334,824. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $0.82 per share as of December 12, 2005.

The Company had 3,759,786 shares of common stock, par value
$.0005 per share, outstanding as of December 12, 2005.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  X
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

      On March 8, 2005, we acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components including diffraction gratings, interference filters, laser optics, monochromators, and specialized optical systems. This acquisition approximately doubled our revenues and added significant profitability.

      Our products are used primarily as components of optical instruments, lasers, analytical instruments, semiconductor/electronic devices, spacecraft/aircraft components, and in devices for the energy industry. These applications include:

    o Optical components - diffraction gratings, interference filters, lenses, prisms, reflectors, mirrors, filters, optical flats

    o Lasers - Beam Splitters, brewster windows, q switches, medical/industrial lasers, exciter systems, diffraction gratings

    o Analytical Instruments - Spectrometers, fire control devices, reticle substrates, and interferometer plates

    o Semiconductor/Electronic - Microcircuit substrates, microwave devices, photomasks, sputter plates, microlithography optics

    o Spacecraft/Aircraft - Docking light covers, windows, re-entry heat shields, ring laser gyros


     We also produce several analytical instruments including an instrument designed to measure the "Sun Protection Factor"("SPF") of sunscreens.

     Our products are distributed through direct sales and delivered by commercial carriers. We have five sales and marketing people who handle all sales. We also use manufacturer's representatives in various foreign countries for international sales. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

     We compete for business in the optics industry primarily with fabricators of industrial optical material and other optical components manufacturers. Market share in the optics industry is largely a function of quality, price and speed of delivery. We believe that we compete effectively in all three areas.

Our largest supplier is Corning Incorporated.

       We presently have over 400 customers with approximately 72% of our business concentrated in our top 40 customers. Our five largest customers accounted for approximately 6.3%, 5.9%, 5.3%, 4.2% and 3.1%, respectively, of our revenues during fiscal year 2005. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part, quantity and quality. Orders are normally filled over a period ranging from one to six weeks. We have blanket orders that call for monthly deliveries of a predetermined amount.

     We have no patents or patent applications filed or pending.

     Other than federal, state and local environmental and safety laws, our operations are not subject to direct governmental regulation. We do not have any pending notice of environmental violations and are aware of no potential violations. There are no buried storage tanks on our property. Environmental costs for fiscal year 2005 did not exceed $50,000.

     Our research and development activities primarily have involved new product development, changes to our manufacturing process and the introduction of improved methods and equipment. Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses.

     Our total work force consists of 47 employees: 6 administrative; 5 sales; 4 engineering, and 28 manufacturing personnel. The operations are non-union.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Facilities

     We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey 08091. The building is situated on a 3.686-acre site. It contains eight inactive furnaces with attendant pollution control systems, glass processing equipment, quality control functions and administrative office space. We also lease a 10,000 square foot building in Ayer, MA from a related party with a lease that expires in March 2013. We believe the properties are in satisfactory condition and suitable for our purposes. The New Jersey property is mortgaged as collateral against a note payable to a bank.

ITEM 3.  LEGAL PROCEEDINGS

     On August 30, 2004, the Company was served with a Summons and Complaint in an action entitled Torrero v. Alcoa, Inc., et al filed on August 19, 2004 in the Los Angeles (CA) Superior Court. In that case, the plaintiffs, Lucy Torrero and Juan Pedrosa Torrero, allege that glass blanks manufactured and sold by the Company, along with the products or tools made and sold by approximately twenty other defendants including General Electric, ALCOA, Corning Incorporated and Raytheon, caused plaintiff Lucy Torrero to develop lung cancer and other injuries during her employment as an optical lens grinder and laborer by companies that purchased or used those products or tools. The plaintiffs seek compensatory and punitive damages aggregating approximately $31,500,000. The lawsuit was refiled as a wrongful death suit following the death of Lucy Torrero on April 11, 2005. To date, Dynasil has not been mentioned in the depositions of the plaintiffs' or her former employer. The Company has referred the matter to its commercial general liability insurance carriers which are defending the Company under a reservation of rights. At this time, the Company does not believe that an adverse outcome on this matter will have any material adverse effect on the Company, its financial condition or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Fourth Quarter of the Fiscal Year covered by this report, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

                                  PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2004 and September 30, 2005 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       2004
       First              $0.30                 $0.21
       Second              0.27                  0.25
       Third               0.30                  0.19
       Fourth              0.20                  0.06

       2005
       First              $0.64                 $0.11
       Second              0.82                  0.40
       Third               0.79                  0.40
       Fourth              0.85                  0.59

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

The "high" and "low" sale prices for trades of the Company's
Common stock on the OTC bulletin board were as follows for each quarterly period:

  Fiscal Quarter        High Sale Price       Low Sale Price
  --------------        --------------        -------------
       2004
       First              $0.51                 $0.21
       Second              0.40                  0.25
       Third               0.45                  0.20
       Fourth              0.29                  0.07

       2005
       First              $0.75                 $0.13
       Second              0.99                  0.40
       Third               0.83                  0.41
       Fourth              0.95                  0.59

     As of September 30, 2005, there were 3,756,784 shares of common stock outstanding held by approximately 500 holders of record of the Common Stock of the Company (including shareholders whose stock is held in street name and who have declined disclosure of such information).

     The Company has paid no cash dividends on common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on common stock in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore. Preferred Stock dividends of $39,410 were paid during the year ended September 30, 2005.

     The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants and options to officers, directors, employees and consultants to purchase up to 2,250,000 shares of the Company's common stock. At September 30, 2005, 1,046,554 shares of common stock are available for issuance under the Plans. Options are generally exercisable at the fair market value on the date of grant over a five-year period. To date, options have been granted at exercise prices ranging from $.40 to $4.25 per share. On September 30, 2005, 526,459 options were outstanding.

     The securities authorized for issuance under equity compensation plans are set forth in a tabular format in response to Item 11.

     The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares had been reserved for issuance. Of these, 146,164 shares have been purchased by employees at purchase prices ranging from $.06 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

     On September 19, 2000 the Company filed a Form S-8 with the United States Securities and Exchange Commission to register the shares associated with the Stock Incentive Plans and the Employee Stock Purchase Plan. Prior to that date the shares were restricted and subject to the holding periods of Rule 144.

     On September 23, 2004, the Company entered into a
Subscription Agreement with Mr. Craig T. Dunham pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of Dynasil's common stock at $0.15 per share for $150,000 including a Stock Purchase Warrant pursuant to which Mr. Dunham may acquire, at any time prior to January 31, 2008, up to an additional 1,200,000 shares of the Company's common stock at an exercise price of $0.225 or $0.25 per share dependent upon certain conditions.
Effective October 1, 2004, the Company signed a three year employment agreement with Mr. Craig T. Dunham to become
President and CEO.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.

General Business Overview

     Fiscal year 2005 was a year of major positive change for Dynasil. After several difficult years, we turned around results in our historical optical materials business with a 41% revenue increase as well as profitable results for all four quarters. The acquisition of the assets of Optometrics LLC was completed in March 2005 which approximately doubled revenues, added significant profitability, and added strong people to help our combined businesses. Proforma numbers assuming that Optometrics had been part of the company for the full FY 2005, show revenues of $6.4 million, net income of $248,024, and basic earnings per share of $0.05. The markets for our optical materials and components businesses are currently strong and our businesses appear to be gaining market share. We remain focused on internal growth as well as growing through further acquisitions and strategic alliances. Management is pleased with our progress over the last year after a leadership change on October 1, 2004.

Results of Operations

          Revenues for the fiscal year ended September 30, 2005 were $5,078,436. This represents an increase of 121% over revenues for the fiscal year ended September 30, 2004 of $2,296,264. The addition of Optometrics more than doubled revenues on an annual basis so just over six months of Optometrics' revenues since the March 8, 2005 acquisition resulted in an 80% revenue increase over FY 2004. We also grew our historical optical materials/ fused silica business by 41% from FY 2004 to FY 2005 by actively pursuing new business and focusing on serving customers more effectively.

     Cost of sales for the fiscal year ended September 30, 2005 was $3,519,845, or 69.3% of sales, versus $1,759,736 or 76.6% of sales for fiscal year ended September 30, 2004. Gross profit tripled to $1,558,591, or 30.7% of sales, for fiscal year 2005 from $536,528 or 23.4% of sales for fiscal year 2004. The gross profit increase was primarily a result of the 121% increase in revenues combined with

Optometrics having higher gross profit margins than our historical optical materials business. The gross profit percentage in our historical optical materials business also increased as we controlled and reduced costs while increasing revenues 41%.

      Selling, general and administrative ("SG&A") expenses increased to $1,341,834 or 26.4% of sales for fiscal year 2005 from $676,972 or 29.5% of sales for fiscal year 2004. The primary reason for the dollar increase was the addition of Optometrics SG&A expenses. The primary reason for the decrease in SG&A expenses as a percentage of sales was that revenues in the optical materials business increased by 41% while SG&A expenses for that business only increased 8%.

     Interest Expense-net, increased to $54,488 or 1.1% of sales for fiscal year 2005 from $35,433 or 1.5% of sales for fiscal year 2004. The dollar increase was a result of the additional interest costs for the financing of the Optometrics acquisition.

     For fiscal year 2005, the Company had an income tax benefit of $10,750. The Company had a $13,500 provision for fiscal year 2005 state income taxes, largely related to Optometrics profits in Massachusetts. This was more than offset by a $24,250 deferred tax asset to recognize that the Company's return to profitability means that the Company's net operating loss carry-forwards are likely to have future value. Current federal and New Jersey state taxes for fiscal year 2005 were offset by utilization of net operating loss carry-forwards. As of September 30, 2005 we have approximately $1,300,000 of net operating loss carry-forwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $760,000 of net operating loss carry-forwards to offset certain future New Jersey state taxable income, expiring in various years through 2013. The Company had no provisions for income taxes for fiscal year 2004.

     The Company had net income of $173,019 for the year ended September 30, 2005 compared to a loss of $175,881 for the fiscal year ended September 30, 2004. Our historical optical materials business had positive profitability for all four quarters of fiscal year 2005 and just over half a year of Optometrics results added significant profitability. The recognition of a $24,250 deferred tax asset added to net income and net income was reduced by $49,995 of New Jersey inventory reductions based on the lower of cost or market and slow moving inventory reviews.

Liquidity and Capital Resources

     The net cash increase for fiscal year 2005 was $53,302 compared to $131,587 for fiscal year 2004. Financing through bank loans and preferred stock was completed to fund the Optometrics acquisition.

     Net cash provided by operating activities was $102,444 for fiscal year 2005 versus $87,794 for fiscal year 2004. The significant growth in revenues during fiscal year 2005 resulted in a $216,554 increase in accounts receivable requiring cash for additional working capital.

     Cash flows from investing activities were ($865,955) for fiscal year 2005 compared to $198,091 for fiscal year 2004. Cash paid for the Optometrics acquisition and acquisition costs was $767,976 during fiscal year 2005. During fiscal year 2004, $200,000 of cash came from certificates of deposit that matured. Capital expenditures to purchase property, plant and equipment increased to $97,979 for fiscal year 2005 versus $5,834 for 2004. The capital expenditure increase primarily relates to capital spending for Optometrics and spending for needed facility and equipment improvements in New Jersey.

     Cash flows from financing activities were $816,813 for fiscal year 2005 and ($154,298) for fiscal year 2004. Cash from financing activities for fiscal year 2005 came largely from the sale of $700,000 of Preferred stock and bank financing which were completed as part of the Optometrics financing. These amounts were offset by bank debt repayments of $163,882. Dividends on the new preferred stock of $39,410 were paid during fiscal year 2005.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Any business acquisitions or major expansions may require the Company to seek additional debt or equity financing.

Strategic Plan

    The strategy for Dynasil is to significantly grow revenues and profits through growth in our optical components and materials businesses as well as through strategic acquisitions. The acquisition of Optometrics represents the first step planned for strategic acquisitions. Continued improvements to the current businesses are planned by enhancing product offerings, increasing value offered to customers, and pursuing new business in order to grow revenues. Here are the key elements of our strategy:

1) Grow Optometrics revenues at least 10% per year by concentrating on our core competencies in optical components.
  a) Pursue additional business from existing OEMs as well as potential new OEM customers.
  b) Continue to expand products sold through optical catalog companies.
  c) Review and replace international agents as well as recruiting additional SPF instrument agents
  d)    Expand diffraction gratings capabilities.
  e)    Upgrade filter capability to sustain our market position.
  f) Focus on yield improvement, process discipline, and cost reduction in manufacturing.

2)    Run  the New Jersey Optical Materials Business to Maximize
      Cash.   Maintain  the  41% revenue gains from  2005  FY  while
      moderately increasing gross margins and adding additional revenue growth of 3-5% per year.
  a) Focus sales and marketing efforts on Fused Silica and Quartz blanks where we have a strong reputation and a competitive offering. Enhance relationships with existing customers as well as pursuing other customers with attractive fused silica business.
  b) Selectively expand the Company's product line into other high value optical materials if financially attractive.
  c) Actively manage international sales representatives and add representatives in underserved regions.
  d) Moderately increase gross margins through improved quoting and selection of business.
  e)    Continue to systematically reduce costs.

3) Achieve significant growth through strategic acquisitions and alliances with a target of one per year.

  a) Complete acquisitions that immediately add to financial results. The Optometrics acquisition represents a solid first step in the strategy to grow through acquisition and several other potential acquisition candidates have been identified. Target companies are manufacturers in optics related industries that can be purchased on attractive financial terms. Of particular interest are companies where a combination with Dynasil offers increased customer access, cost savings, or offers the acquired company access to capital required for growth. Also, we may target companies that can benefit from professional management techniques. Target companies will generally have good profitability and a solid leadership team.

  b) Pursue strategic alliances with strong long term potential. Strategic alliances with companies or universities to commercialize a new/improved technology are of interest. The objective is to enter into attractive markets with a sustainable competitive advantage. Because of the higher risk of these opportunities, a higher anticipated ROI is required.

"Off Balance Sheet" Arrangements

     The Company has no "Off Balance Sheet" arrangements.

Critical Accounting Policies and Estimates

      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2004, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 " Summary of Significant Accounting Policies" in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.
      The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: valuation of deferred tax assets, estimated current and deferred taxes, and evaluation of other assets, primarily the recoverability of intangible assets. The actual results could differ materially from estimates.

Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-KSB which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations," "Strategic Plan," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-KSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.  FINANCIAL STATEMENTS



         REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

      We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    HAEFELE,FLANAGAN & CO., p.c.

Moorestown, New Jersey
November 21, 2005

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2005 AND 2004

                                                            2005            2004
                                                        ----------      ----------
Current assets
   Cash and cash equivalents                            $  308,210      $  254,908
   Accounts receivable, net of allowance for doubtful
     accounts of $7,530 for 2005 and $5,000 for 2004       877,375         309,276
   Inventories                                             842,149         369,813
   Deferred tax asset                                       24,250            -0-
   Prepaid expenses and other current assets               100,298          16,656
                                                        ----------      ----------
        Total current assets                             2,152,282       950,653

Property, Plant and Equipment, net                         744,764        419,718

Other Assets                                                87,735          3,321
                                                        ----------      ----------
        Total Assets                                    $2,984,781      $1,373,692
                                                        ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
   Note payable to bank                                 $  250,000      $     -0-
   Current portion of long-term debt                       184,403         120,000
   Accounts payable                                        322,094         184,214
   Accrued expenses and other current liabilities          232,476         114,959
                                                        ----------      ----------
        Total current liabilities                          988,973         419,173

Long-term Debt, net                                        592,712         488,889

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 4,566,946 and 4,050,180 shares issued,
    3,756,786 and 3,240,020 shares outstanding
    for 2005 and 2004, respectively                          2,283           2,025
   Preferred Stock, $.001 par value, 10,000,000
     Shares authorized, 700,000 and -0- shares issued
     And outstanding for 2004 and 2005 respctively,
     10% Cumulative, Convertible                               700             -0-
   Additional paid in capital                            2,042,635       1,239,736
   Retained earnings                                       343,820         210,211
                                                        ----------      ----------
                                                         2,389,438       1,451,972
   Less 810,160 shares of treasury stock, at cost         (986,342)       (986,342)
                                                        ----------      ----------
        Total stockholders' equity                       1,403,096         465,630
                                                        ----------      ----------
        Total Liabilities and Stockholders' Equity      $2,984,781      $1,373,692
                                                        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                    2005         2004
                                                 ----------   ----------

Net sales                                       $5,078,436   $2,296,264
Cost of sales                                    3,519,845    1,759,736
                                                 ----------   ----------
Gross profit                                     1,558,591      536,528

Selling, general and administrative expenses     1,341,834      676,976
                                                 ----------   ----------
Income (Loss) from operations                      216,757     (140,448)

Interest expense, net                             ( 54,488 )   ( 35,433)
                                                 ----------   ----------
Income (Loss) before income taxes                  162,269     (175,881)

Income tax benefit                                  10,750          -0-
                                                 ----------   ----------
Net income (loss)                               $  173,019    $(175,881)
                                                 ==========   ===========


Basic net income (loss) per common share          $   0.04    $   (0.08)
Diluted net income (loss) per common share        $   0.03    $   (0.08)
                                                 ===========  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                   Additional
                    Common      Common     Preferred   Preferred    Paid-in
                    Shares      Amount     Shares       Amount      Capital
                    ---------   ------     ---------   ---------    ---------
Balance,
October 1, 2003     3,047,857    $1,524       -0-       $ -0-      $1,089,718

Issuance of shares
of common stock
under employee
stock purchase
plan                   2,323          1       -0-         -0-             518

Issuance of shares
of common stock
in a negotiated
private transaction
(Note 7)            1,000,000       500       -0-         -0-         149,500

Net loss                  -0-       -0-       -0-         -0-            -0-
                    ---------   ------     ---------   ---------    ---------
Balance,
September 30,
2004                4,050,180    $2,025        -0-         -0-     $1,239,736

Issuance of shares
of common stock
under employee
stock purchase
plan                   50,777       25         -0-         -0-         10,566

Issuance of shares
of common stock for
Directors
compensation          165,987       83         -0-         -0-         33,134

Issuance of shares
of common stock in
conjunction with
Optometrics
acquisition           300,000      150         -0-         -0-         68,229

Issuance of share
of preferred stock
net of stock
issuance costs
of $10,000                -0-       -0-     700,000         700       689,300

Stock compensation
expense relating to
outstanding
stock options             -0-       -0-        -0-          -0-          -0-

Dividends paid on
preferred stock           -0-       -0-        -0-          -0-          -0-

Net income                -0-       -0-        -0-          -0-          -0-
                    ---------   ------     ---------   ---------    ---------
Balance,
September 30, 2005  4,566,944   $2,283      700,000         700     $2,042,635
                    =========   ======     =========   =========    ==========


                                    Treasury Stock             Total
                   Retained      -----------------------    Stockholders'
                   Earnings        Shares      Amount         Equity
                   --------      ---------   ----------    -------------
Balance,
October 1, 2003   $  386,092      810,160     $(986,342)      $ 490,992

Issuance of shares
of common stock
under employee
stock purchase
plan                    -0-         -0-          -0-                519

Issuance of shares
of common stock
in a negotiated
private transaction
(Note 7)                -0-         -0-          -0-            150,000

Net loss           ($175,811)       -0-          -0-           (175,881)
                  ----------      -------    ----------     ------------
Balance,
September 30,
2004                $210,211      810,160    $(986,342)       $ 465,630

Issuance of shares
of common stock
under employee
stock purchase
plan                    -0-          -0-         -0-             10,591

Issuance of shares
of common stock for
Directors
compensation            -0-          -0-         -0-             33,217

Issuance of shares
of common stock in
conjunction with
Optometrics
acquisition             -0-           -0-        -0-             68,379

Issuance of share
of preferred stock
net of stock
issuance costs
of $10,000              -0-           -0-        -0-            690,000

Stock compensation
expense relating to
outstanding
stock options           -0-           -0-        -0-              1,670

Dividends paid on
preferred stock      (39,410)         -0-        -0-            (39,410)

Net profit           173,019          -0-        -0-            173,019
                     -------       -------    --------        ---------
Balance,
September 30, 2005   343,820       810,160  $(986,342)       $1,403,096
                    ========      =========   =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                   2005              2004
                                                ---------        -----------

Cash flows from operating activities:
    Net profit (loss)                          $173,019          $(175,881)
     Adjustments to reconcile net
      profit (loss) to net
      cash provided by (used in)
      operating activities
        Stock compensation expense                1,670               -0-
        Depreciation and amortization           194,782            147,715
        Deferred taxes                          (24,250)              -0-
         (Increase) decrease in:
           Accounts receivable                 (216,554)           (66,357)
           Inventories                          (43,466)            66,007
           Prepaid expenses and
            other current assets                 13,882             22,279
          Increase (decrease) in:
           Accounts payable                      (3,944)            52,696
           Accrued expenses and
            other current liabilities             7,305             41,335
                                               ---------        -----------
Net cash provided by (used in)
   operating activities                         102,444             87,794
                                               ---------        -----------
Cash flows from investing activities:
     Purchases of property,
       plant and equipment                      (97,979)           ( 5,834)
     Decrease in certificates of deposit            -0-            200,000
     Cash paid for acquisition of
        Optometrics LLC asset                  (700,000)               -0-
     Cash paid for acquisition
        costs of Optometrics                    (67,976)               -0-
     Other assets                                   -0-              3,925
                                               ---------        -----------
Net cash provided by (used in)
 investing activities                          (865,955)           198,091
                                               ---------        -----------
Cash flows from financing activities:
     Issuance of common stock                    51,930            150,519
     Issuance of preferred stock                690,000                -0-
     Proceeds from short-term debt              102,143                -0-
     Proceeds from long-term debt               193,305                -0-
     Repayments of long-term debt              (163,882)          (304,817)
     Deferred financing costs incurred          (17,273)               -0-
     Preferred stock dividends paid             (39,410)               -0-
                                               ---------        -----------
Net cash provided by (used in)
 financing activities                           816,813           (154,298)
                                               ---------        -----------
Net increase (decrease) in
  cash and cash equivalents                      53,302            131,587

Cash and cash equivalents, beginning            254,908            123,321
                                               ---------        -----------
Cash and cash equivalents, ending             $ 308,210        $   254,908
                                              ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2005 AND 2004

Note 1 - Summary of Significant Policies

Nature of Operations

      The Company is primarily engaged in the fabrication and marketing of customized optical components and optical materials. The Company's products and services are used in optical instrument and laser manufacturing industries, as well as in the medical industry. Other applications include usage in the manufacturing of optical lenses and spectrometers.

     The Company's products and services are sold throughout the United States and internationally.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries, Optometrics Corporation, Dynasil International Incorporated, and Hibshman Corporation. All significant intercompany transactions have been eliminated.

Business Acquisition

      On  March 8, 2005, Dynasil Corporation of America, through
its   newly   formed   wholly   owned  subsidiary,   Optometrics
Corporation, acquired the operating assets and assumed certain liabilities of Optometrics, LLC, a worldwide supplier of optical
components.   The  assets  acquired from  Optometrics,  LLC  are
operated  under  the  Optometrics Corporation  name.  The  total
purchase  price  for  Optometrics, LLC was  $877,946.   Cash  of
$700,000 was paid by the Company and 300,000 shares of the Company's common stock were issued to the former owners of Optometrics, LLC, valued at $0.23 per share, or $68,400. Acquisition costs of $109,546 were incurred. The business acquisition was recorded under the purchase method of accounting which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the fair value of the net tangible assets acquired of $78,414 was allocated to intangibles, specifically to the acquired customer base.

     The  results of operations of Optometrics Corporation  have been  included  in  the consolidated financial  statements  from
March   9,  2005,  the  effective  date  of  acquisition.    The
allocation of purchase price is summarized below:

     Cash and cash equivalents                  $   50,585
     Accounts receivable                           310,461
     Inventories                                   428,871
     Prepaid expenses and other current assets     128,150
     Property and equipment                        410,575
     Intangibles- acquired customer base            78,414
     Current Liabilities assumed                  (242,449)
     Long-term debt liabilities assumed           (286,661)
                                                  --------
     Total purchase price                         $877,946
                                                  ========

The following unaudited pro forma results of operations assume that Optometrics

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 1 - Summary of Significant Policies (continued)

Corporation  had been acquired at the beginning of  fiscal  year
2005.

                                     Twelve Months Ended
                                     Ended September 30, 2005
      Sales                                 $6,421,314
      Net income                            $  248,024
      Net income per common share - Basic   $      .05
      Net income per common share - Diluted $      .04

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

       The Company records sales revenue upon shipment to customers as the terms are generally FOB shipping point at which time title and risk of loss have been transferred to the customer, pricing is fixed or determinable and collection of the resulting receivable is reasonably assured. Returns of products shipped are and have historically not been material. Optometrics, however, provides an allowance for sales returns based upon historical experience. The Company also provides an allowance for doubtful accounts based on historical experience and a review of its receivables.

Shipping and Handling Costs

     The Company includes some shipping and handling fees billed to customers in sales and shipping and handling costs incurred in cost of sales.

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

      The estimated useful lives of assets for financial reporting purposes are as follows: building and improvements, 8 to 25 years; machinery and equipment, 5 to 10 years; office furniture and fixtures, 5 to 10 years; transportation equipment 5 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 1 - Summary of Significant Policies (continued)

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended September 30, 2005 and 2004.

Other Assets

     Other assets include an intangible asset consisting of the acquired customer base of Optometrics, LLC and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the respective asset, or seven years. It is the Company's policy to assess periodically the carrying amount of its intangible assets to determine if there has been an impairment to their carrying value. There was no impairment at September 30, 2005. Other assets also includes deferred financing costs which are amortized using the straight-line method over 5 and 7 years.

Advertising

       The   Company  expenses  all  advertising  as   incurred.
Advertising expense for the years ended September 30, 2005 and 2004 was $83,868 and $14,688.

Income Taxes

     Dynasil   Corporation  of  America  and  its   wholly-owned
subsidiaries file a consolidated federal income tax return.

      The Company uses the asset and liability approach to account for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates, and tax laws, in the respective tax jurisdiction then in effect. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if applicable, by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share adjusts basic net income (loss) for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods. For periods with a net

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 1 - Summary of Significant Policies (continued)

loss, diluted net income (loss) per common share exclude the impact of potential shares since they would have resulted in an anti-dilutive effect.

Net Income (Loss) Per Share

      Common stock options of 526,459, common stock warrants of 1,200,000 and 700,000 shares of convertible preferred stock as
of   September  30,  2005  represent  common  stock  equivalents included in the calculation of the diluted net income (loss) per common share. As of September 30, 2004, common stock options of 135,000 and stock warrants of 1,200,000 representing common stock equivalents have been excluded from the calculation of net
loss  per  common share as their effect is anti-dilutive.    The
computation  of basic and diluted net income (loss)  per  common share is as follows:
                                                  2004         2005
    Net income (loss)                           $ 173,019   $(175,881)
    Less:  Preferred stock dividends            $ (39,410)       -0-
                                                 --------    --------
    Income (loss) allocable to
         common shareholders                    $ 133,609   $(175,881)
                                                 ========    ========

    Weighted average shares outstanding
     Basic                                      3,603,315   2,241,617
    Effect of dilutive securities
       Stock Options                               61,802        -0-
       Stock Warrants                             606,112        -0-
       Convertible Preferred Stock                300,033        -0-
                                                 --------    --------
       Dilutive                                 4,571,262   2,241,617
                                                 ========    ========

Stock Based Compensation

     The Company accounts for its stock compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123"), as amended by SFAS No. 148, " Accounting for Stock-based Compensation - Transition and Disclosure." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. For stock options and warrants, no compensation expense is reflected in net income, as all stock options and warrants granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as  if the  Company  had accounted for its stock plans under  the  fair value  method of SFAS No. 123.  The following table  illustrates the effect on net income (loss) and net income (loss) per common share if the Company had recorded the fair value of stock options and warrants as compensation expense.
                                                  2005          2004
  Net income (loss), as reported                $173,019   ($ 175,881)
  Add:  Stock-based employee compensation
        expense included in reported net income    1,670          -0-
  Less: Total stock-based employee
        compensation expense determined under
        fair method for all options            ($33,668)          -0-
                                             ----------     ----------
     Pro forma net income (loss)               $141,021    ($ 175,881)

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 1 - Summary of Significant Policies (continued)

                                                     2005        2004
                                                   --------- ----------
  Net income (loss) per common share, as reported
    Basic                                          $  0.04   ($  0.08)
    Diluted                                        $  0.03   ($  0.08)

   Pro forma net income (loss) per common share
     Basic                                         $  0.03   ($  0.08)
     Diluted                                       $  0.02   ($  0.08)

     In December 2004, FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" . SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the effective date will be as of the beginning of the first fiscal year that begins after December
15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

Financial Instruments

     The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because the underlying instruments are primarily at current market rates.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. In the normal course of business, the Company extends credit to certain customers. Management performs initial and ongoing credit evaluations of their customers and generally does not require collateral.

Concentration of Credit Risk

     The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2005 and 2004, approximately $269,735 and $27,028 or 31% and 9%
of the Company's accounts receivable are due from foreign sales.

     The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Pennsylvania and Massachusetts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005, the Company's uninsured bank balances totaled $97,711. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

FASB 151 - Inventory Costs
     In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period,

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 1 - Summary of Significant Accounting Policies (continued)

charge regardless of whether they meet the criterion specified in ARB 43. In addition this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Non-monetary Assets

     In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.
     This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FIN 47 - Accounting for Asset Retirement Obligations

     In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financial statements of the Company, once adopted.

FASB 154 - Accounting Changes and Error Corrections

     In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company, once adopted.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with maturities of three months or less to be cash equivalents.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 2 - Inventories

     Inventories at September 30, 2005 and 2004 consisted of the following:

                                2005            2004

          Raw Materials       $322,902       $148,278
          Work-in-Process      246,921        114,170
          Finished Goods       272,326        107,365
                              --------       ---------
                              $842,149       $369,813
                              =========      =========
Note 3 - Property, Plant and Equipment

     Property, plant and equipment at September 30, 2005 and 2004 consist of the following:
                                            2005           2004
          Land                             $   261       $  261
          Building and improvements      1,047,758    1,012,966
          Machinery and equipment        2,914,224    2,477,540
          Office furniture and fixtures    268,326      231,246
          Transportation equipment          53,419       53,419
                                        ----------   ----------
                                         4,283,988    3,775,432
          Less accumulated depreciation  3,539,224    3,355,714
                                        ----------   ----------
                                         $ 744,764    $ 419,718
                                        ==========   ==========

     Included in the cost of machinery and equipment at September 30, 2005 and 2004 is $53,981 and $-0- representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 2005 and 2004 for the capitalized leases was $5,744 and $-0-.

     Depreciation expense for the years ended September 30, 2005 and  2004  was  $183,509 and $144,307 of which $5,744  and  $-0-
represents  depreciation  of  assets  under  capitalized   lease
obligations.

Note 4 - Other Assets

     Other assets at September 30, 2005 and 2004 consist of the following:

                                                       2005     2004

      Deferred financing costs                    $ 41,010   $ 23,737
      Intangible asset - acquired customer base     78,414       -0-
      Deposits                                         600        600
                                                  --------   --------
                                                   120,024     24,337
      Less accumulated amortization                 32,289     21,016
                                                  --------   --------
                                                  $ 87,735  $   3,321

     Amortization expense for the years ended September 30, 2005 and 2004 was $11,273 and $3,408.

Note 5 - Debt
     On March 8, 2005, the Company entered into loan agreements permitting borrowings up to a total of $700,000 with Citizens
Bank of Massachusetts ("Citizens Bank") in connection with the acquisition of Optometrics, LLC of

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 5 - Debt (continued)
which the initial borrowing was $550,000. The terms of the Loan Agreements provide the Company with a $300,000 term loan (the "Term Loan") and a $400,000 revolving credit facility (the "Line of Credit"). The proceeds were used to payoff the debt of the former Optometrics, LLC, to fund the acquisition, and for general working capital purposes.

Note Payable to Bank

     The note payable to bank represents borrowings under the Line of Credit, which bear interest at a variable rate equal to Citizens Bank's prime rate plus 0.5%. The initial borrowing on the Line of Credit was $250,000 and is the amount outstanding as of September 30, 2005. The performance of this obligation and the Term Loan are secured by the assets of Optometrics Corporation with a corporate guarantee by the Company and a second lien on the Company's New Jersey assets other than real estate
     As part of the credit agreement, the Company is required to comply with certain financial covenants for Optometrics Corporation. At September 30, 2005, the Company is in compliance with its financial covenants related to its credit agreement with Citizens Bank.

Long-Term Debt

  Long-term debt at September 30, 2005 and 2004 consisted of the following:

                                                       2005         2004

  Note payable to bank in monthly installments of
  $10,000 plus interest at the Bank's prime rate plus
  0.5%(6.75% and 5.0% at September 30, 2005 and
  2004), final payment of $278,889 due July 1, 2007,
  secured by first mortgage on Berlin, New
  Jersey property and substantially all of the
  New Jersy assets of the Company                      $488,889        608,889


  Capital lease obligations payable in total monthly
  installments of $1,409 including interest at rates
  ranging from 5.5% to 12.9% due and payable through
  June 2007 secured by related equipment                 14,047          -0-

  Note payable to bank in monthly installments of
  $5,835 including interest at 6.25%, through March
  2010, secured by the assets of Optometrics Corporation
  with a Corporate guarantee by the Company and a second
  lien on New Jersey assets other than real estate.     $274,179         -0-
                                                     -----------   ----------
                                                       $777,115       $608,889
  Less current portion                                 (184,403)      (120,000)
                                                     -----------   -----------
                                                     $  592,712       $488,889
                                                     ===========   ============

     As of September 30, 2005, the current portion includes
$10,199 payable under capital lease obligations.

     The aggregate maturities of long-term debt, as of September 30, 2005 are as follows:
             September 30, 2007                    $430,478
             September 30, 2008                      61,484
             September 30, 2009                      65,520
             September 30, 2010                      35,230
                                                   --------
                   Total                           $592,712

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 6 - Income Taxes

      The Company's income tax expense (benefit) for the years ended September 30, 2005 and 2004 are as follows:



                                             2005               2004

      Current
       Federal                             $34,900           $  -0-
       State                                14,600              -0-
       Utilization of NOL carryforwards    (36,000)             -0-
                                           --------         --------
                                           $13,500              -0-
                                           --------         --------
     Deferred
       Federal                             (22,250)             -0-
       State                                (2,000)             -0-
                                           --------          -------
                                          $(24,250)          $  -0-

      Income tax benefit                 $( 10,750)          $  -0-
                                           ========          ========


     The  reasons  for the difference between total tax  expense and the amount computed by applying the statutory federal income tax  rates to income before income taxes at September  30,  2005 and 2004 are as follows:

                                                  2005       2004
Taxes at statutory rates applied to income
 (loss) before income taxes                     $54,200    ($59,800)
Increase (reduction) in tax resulting from:
  Depreciation                                 ( 18,400)   ( 20,000)
  Accounts receivable                          (  8,600)       -0-
  Inventories                                     2,300    (  1,600)
  Vacation pay                                    3,900         200
  Other                                           1,700        -0-
  State income taxes                             14,400    ( 21,500)
  Benefit of net operating loss carryforwards  ( 36,000)       -0-
  Adjustments to valuation allowance           ( 24,250)    102,700
                                             ----------  ----------
                                               ($10,750)    $ -0-
                                             ==========  ==========

     Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2005 and 2004 are as follows:

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 6 - Income Taxes (continued)
                                        2005              2004
                                   ---------          ----------
Inventories                        $  15,300           $  19,500
Vacation pay                           2,900               6,600
Accounts receivable                    2,000               2,000
Depreciation                          99,000             124,300
Net operating loss carryforwards     512,300             568,300
Less valuation allowance            (607,250)           (720,700)
                                   ---------          ----------
                                   $  24,250           $    0
                                   =========          ==========

     Based on the company's history of significant fluctuations in net earnings, the Company established a full valuation allowance as of September 30, 2004 and prior due to the uncertainty as to the realization of certain net operating loss carryforwards. With the asset acquisition of Optometrics LLC in March 2005, the Company now believes that some of these carryforwards will be realized, and has adjusted the valuation allowance accordingly.

     At September 30, 2005, the Company has approximately $1,300,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the main operating Company has approximately $760,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2013.

Note 7 - Stockholders' Equity

     On September 23, 2004, in a privately negotiated transaction, the Company entered into a Subscription Agreement (the "Agreement") with Mr. Craig T. Dunham, an individual, pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of the Company's common stock at a cash purchase price of $.15 per share. The aggregate dollar amount of the transaction was $150,000. In connection with the Agreement, the Company also granted to Mr. Dunham a Stock Purchase Warrant (the "Warrant") pursuant to which he may acquire, at any time prior to January 31, 2008, up to an additional 1,200,000 shares of the Company's common stock at an exercise price per share of either $.225 or $.25 dependent upon certain conditions as further described in
the Agreement.   Effective October 1, 2004, the Company also
entered into an Employment Agreement with Mr. Dunham pursuant to which Mr. Dunham became the Company's President and Chief Executive Officer.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 7 - Stockholders' Equity (continued)

Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value on the date of grant over a five year period currently expiring through 2005.

     The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the plans are 2,250,000 shares, of which 1,046,554 shares of common stock are available for future purchases under the plan at September 30, 2005.

     A summary of stock option activity for the years ended September 30, 2005 and 2004 is presented below:
                                                       Exercise Price
                                              Shares      Per Share
                                             --------- --------------
Options outstanding at September 30, 2003     267,000   $.56 - $1.50

Granted in 2004                                   -0-
Exercised in 2004                                 -0-
Cancelled in 2004                            (132,000)  $.56 - $1.50
                                             ---------
Options outstanding at September 30, 2004     135,000   $1.50

Granted in 2005                               436,459   $.40 - $0.65
Exercised in 2005                               -0-
Cancelled in 2005                             (45,000)  $1.50
                                             ---------
Options outstanding at September 30, 2005     526,459   $.40 - $1.50
                                             =========

Options exercisable at September 30, 2005      526,459  $.40 - 1.50
                                             =========

     During the years ended September 30, 2005, 436,459 stock options were granted at prices ranging from $0.40 to $0.65 per share and no options were exercised. During the twelve months ended September 30, 2004, no stock options were granted or exercised. The Company cancelled 45,000 and 132,000 options during the years ended September 30, 2005 and 2004, respectively. Compensation expense relating to non-employee stock options granted during the years ended September 30, 2005 and 2004 were $1,670 and $-0-, respectively. During the twelve months ended September 30, 2005, the Company issued 165,987 shares of common stock valued at $0.14 to $0.66 per share to the Board of Directors in satisfaction of accrued and 2005 directors' fees totaling $33,217.

      As discussed above, on September 23, 2004, the Company issued warrants to purchase 1,200,000 of the Company's common stock at an exercise price of either $.225 or $.25 per share. The warrants will expire January 31, 2008. No warrants were exercised as of September 30, 2005.

The fair value of the stock options granted and warrants issued were estimated on the date of grant using the Black Scholes option-pricing model.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 7 - Stockholders' Equity (continued)

     Based on the assumptions presented below, the weighted average fair value of the options granted during the year ended September 30, 2005 was $.17 per share, and the fair value of the warrants issued during the year ended September 30, 2004 was $-0-per warrant.
                                   2005         2004

      Expected life in years            5         3.25
      Risk-free interest rate        4.80%        4.80%
      Expected volatility           16.47%        6.35%
      Dividend yield                 0.00%        0.00%

Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares have been reserved for issuance of which 146,164 shares have been issued as of September 30, 2005.

     During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2005 and 2004, 50,777, and 2,323 shares of common stock were issued under the plan for aggregate purchase prices of $10,570, and $519, respectively.

Note 8 - Profit Sharing Plan

     The  Company  has two 401(k) Plans for the benefit  of  its
employees.   The Company made contributions to the  plan  during
the years ended September 30, 2005 and 2004 of $20,246 and $0, respectively.

Note 9 - Related Party Transactions

      During the years ended September 30, 2005 and 2004, the Company made sales of $106,347 and $83,961, respectively, to a company in which a member of the board of directors is also an officer. As of September 30, 2005 and 2004, amounts due from this customer included in accounts receivable were $-0- and $15,310, respectively. During the year ended September 30, 2005, $65,710 of building lease payments were paid to Optometrics Holdings, LLC in which the Company's Chief Financial Officer has an interest.

Note 10 - Vendor Concentration

      The company purchased $887,898 and $536,636 of its raw material from one supplier during the years ended September 30, 2005 and 2004. As of September 30, 2005 and 2004, amounts due to that supplier included in accounts payable were $134,854 and $101,729.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Note 11 - Supplemental Disclosure of Cash Flow Information:

                                                2005        2004

     Cash paid during the year for:
        Interest                              $51,289      $41,824
                                              ========     =======
        Income taxes                        $ 5,193        $   -0-
                                             ========      =======

     Non-cash investing and financing activities:

     Acquisition of Assets of
       Optometrics, LLC on March 8, 2005:

       Fair market value of
           current assets acquired          $918,067
       Property, plant and equipment         410,575
       Intangible asset -
         acquired customer base              78,414
       Fair market value of
         liabilities assumed              ( 529,110)
       Acquisition costs incurred         ( 109,546)
       Issuance of 300,000 shares of
         common stock to sellers          (  68,400)
                                          ---------
      Net  cash paid for
        Optometrics, LLC                 $  700,000


      The Company issued 700,000 shares of preferred stock, valued at $1.00 per share, and received cash of $700,000. The Company incurred stock issuance costs of $10,000 for net proceeds of $690,000, of which $600,000 was used to fund the Optometrics asset acquisition.

      In connection with the asset acquisition, the Company also obtained total debt proceeds of $550,000, of which $100,000 funded the balance of the cash payment to the sellers, $67,976 funded the acquisition costs, $264,751 paid off the debt assumed of Optometrics, LLC, $17,273 paid the deferred financing costs, and $100,000 was used for general working capital purposes.

Note 12 - Subsequent Events

       On October 5, 2005, 2,817 shares of stock were issued for Directors compensation for the quarter ending September 30, 2005.

      The Company expects to issue 20,358 shares of stock to the Company's President in partial satisfaction of his accrued bonus for the year ended September 30, 2005 of $12,214. In accordance with his employment agreement, existing stock options at $0.40 per share will be utilized to purchase these shares.

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

                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      All of our directors were elected to serve for a one-year term at our Annual meeting of the shareholders held on January 18, 2005. All directors will hold office until their successors are elected at the next annual meeting of the shareholders.

     Our executive officers and directors, and their ages at November 30, 2005, are as follows:

Name                              Age     Position
---------------                   ---     --------
James Saltzman                     62     Chairman of the Board
Craig T. Dunham                    49     President, CEO, Director
David Manzi                        44     Director
Laura Lunardo                      53     CFO, COO Optometrics
Fran Ciancarelli                   57     Vice President

      None of the above persons is related to any other of the above-named persons by blood or marriage.

      The Company's Board of Directors does not have an audit committee financial expert. Although it would like to attract a qualified person to serve in that capacity, the Company's small size and limited resources have precluded it from attracting an appropriate individual.

      Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2005 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 except for the following:
The Form 3 filings for Mr. Saltzman dated November 23, 2004, the Form 3 filing for Ms. Lunardo dated May 13, 2005, and the Form 3 filing for Mr. Ciancarelli dated May 23, 2005 were late due to delays getting Edgar access codes from the SEC. The form 4 filings for stock issued for regular quarterly directors compensation for Mr. Saltzman and Mr. Manzi dated July 13, 2005 were several months late due to an administrative oversight by the Company.

    Craig T. Dunham, 49, President and CEO, has been with the Company since October 1, 2004 when he replaced John Kane as a Director. Prior to joining the Company, he spent about one year partnering with a private equity group to pursue acquisitions of mid market manufacturing companies. From 2000 to 2003, he was Vice President/ General Manager of the Tubular Division at Kimble Glass Incorporated. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated in manufacturing, engineering, commercial, and general management positions. At Corning, he delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr. Dunham earned a B.S. in mechanical engineering and an M.B.A. from Cornell University.

     James Saltzman, Chairman, 62, has been a member of the Board since February 1998. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments. He served as a director of Xyvision, Inc., a publicly held company that develops, markets, integrates and supports content management and publishing software, since 1992, and was Chairman of the Board of such company from February 1994 to February 1995. On September 19, 2001, in the matter of Securities and Exchange Commission v. James S. Saltzman, Civil Action No. 00-CV-2468 in the United States District Court for the Eastern District of Pennsylvania, Saltzman consented, without admitting or denying the allegations of the Commission's Complaint, to the entry of a Final Judgment and Order in the case, to an order permanently enjoining him from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Section 206(2) of the Investment Advisers Act of 1940 (the "Advisers Act"), and requiring him to pay disgorgement plus prejudgment interest in the amount of $1,920,340, and a civil penalty in the amount of $50,000. The Order was entered on September 19, 2001, by the Honorable Anita B. Brody.

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

      David Manzi, 44, has been a member of the Board since June 2002. Since November 1999, Mr. Manzi has served as President and CEO of Special Optics Inc., a Wharton New Jersey company that specializes in the design and manufacture of diffraction-limited lens systems used in high resolution imaging and laser applications. Mr. Manzi served as General Manager and as Vice President of Special Optics from 1991 through 1999. Prior to Special Optics he served in various capacities from 1988 through 1991, including Product Manager, for Synoptics, a division of Litton Corporation. Mr. Manzi earned his B.S. degree in Physics from the Pennsylvania State University in 1986.

      Laura Lunardo, 53, CFO and Chief Operating Officer of Optometrics Corporation, has been with the Company since the March 2005 Optometrics LLC transaction. Previously, she had been a partner in Optometrics LLC with primary  responsibilities  for Sales  &  Marketing,  Accounting,
Finance and Administration and she was the CFO of Optometrics USA, Inc., the predecessor corporation to Optometrics LLC, since 1984. Ms. Lunardo earned her B.S. degree in Business and Accounting from Boston University in 1976.

      Francis M. Ciancarelli, 57, Vice President of Sales and Marketing has been with the organization since April, 2005.
Prior to this position he was an owner in a family glass business, Precision Electronic Glass (PEG), where he served on the Board of Directors and as Vice President of Sales and Marketing from April 1987 through May 2004. Mr. Ciancarelli worked for AT&T from June 1972 through March 1987 where he held various responsibilities related to electronics in both supervisory and management roles, with his last assignment as Technical Training Development and Delivery Manager for AT&T. Mr. Ciancarelli served in the US Air Force from June 1966 through May 1969 in top secret electronic counter intelligence equipment maintenance assignment. He left with an honorable discharge as a Vietnam Veteran.


Code of Ethics

             The Company has adopted a Code of Ethics for Principal Executives and Senior Financial Officers that applies to its Chief Executive Officer and Chief Financial Officer. The Company will provide a copy to any person without charge upon request in the manner set forth under item 1 on page 3.


 ITEM 10. EXECUTIVE COMPENSATION



                            Summary Compensation Table

                                                                     Long Term Compensation
                                                                     ----------------------
                           Annual Compensation                  Awards             Payouts
                           -------------------                  ------             -------
                                             Other                                  Long-
Name and                                     Annual       Restricted    Securities  Term       All other
Principle                                    Compen-      Stock         Underlying  Incentive  compen-
Position     Year    Salary ($)    Bonus ($) sation ($)   Awards ($)    Options ($) Plans ($)  sation($)
---------    ----    ---------    ---------  ----------   -----------   ---------   --------- ----------
Craig Dunham 2005     110,000      12,214
President
And CEO

John Kane    2005      28,590
Former       2004     110,000
President    2003     110,000
CEO, CFO,
Treasurer



Employment Agreements

The  employment  agreement with John Kane,  formerly  President,
CEO,  Chief  Financial  Officer  and  Treasurer,  commenced   on
December 1, 2000 and ended on November 30, 2004.

The employment agreement with Craig T. Dunham, President and CEO, commenced on October 1, 2004 and will continue for a three-year period, after which the agreement will automatically renew for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Dunham has agreed to work for us full time, and receives an annual base salary of $110,000. Mr. Dunham's agreement also provides for a performance bonus based on a percentage of net income and an additional annual bonus at the discretion of our Board of Directors. The annual performance bonus is paid one third in cash and the other two thirds is paid in stock where Mr. Dunham has the option to utilize his existing warrants or options to set the share price. The agreement also provides for a 401(k) pension plan, health insurance benefits and a company car (or car allowance).

An   employment   agreement   with   Frank   Denton,   President
Optometrics, commenced on March 9, 2005 and ended following his death on March 23, 2005.

The employment agreement with Laura Lunardo, CFO and COO Optometrics, commenced on March 9, 2005 and will continue for a two year period, after which the agreement is subject to renewal for one year terms. Under the employment agreement, Ms. Lunardo has agreed to work for us full time, and receives an annual base salary of $90,000 for the first twelve months and $95,000 for the second twelve months. Ms. Lunardo's agreement also provides for performance bonuses, and an additional annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and a company car (or car allowance).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2005 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Craig Dunham (1)(4)               2,864,438                 50.9%
           385 Cooper Road
           West Berlin, NJ 08091

Common     Saltzman Partners (1)(2)            367,009                  9.8%
           4 Tower Bridge
           Suite 100
           West Conshohocken, PA  19428

Common     James Saltzman  (1)(2)(3)           312,012                  7.9%
           777 Germantown Pike
           Plymouth Meeting, PA  19437

Common     David Manzi (1)(5)                  124,761                  3.3%
           c/o Special Optics
           315 Richard Mine Road
           Wharton, NJ 07885

Common     Laura Lunardo                       150,000                  4.0%
           8 Nemco Way
           Ayer, MA 01432

Common     Francis Ciancarelli (1)(6)          185,000                  4.7%
           385 Cooper Road
           West Berlin, NJ 08091


All Officers and Directors
as a Group (1)                               3,636,211                 60.0%

------------
(1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2005 was 3,756,784.

(2)James Saltzman disclaims beneficial ownership of the  367,009 shares owned by Saltzman Partners.

(3)Includes  options to purchase 90,000 shares of the  Company's common  stock at $1.50 per share and options to purchase  80,000 shares of the companies common stock at $0.40 per share.

(4)Includes  warrants  to  purchase  1,200,000  shares  of   the
Company's common stock at an exercise price of $0.225 per share, options to purchase 80,000 shares at $0.40 per share, and preferred stock convertible to 584,438 shares.

(5)Includes options to purchase 80,000 shares of the Company's stock at $0.40 per share.

(6)Includes options to purchase 185,000 shares of the Company's stock at $0.65 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  NONE.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to Item 601 of Regulation S-B:

Exhibit
No.       Description of Document

2.01* Asset purchase agreement, dated as of February 17, 2005 between Dynasil Corporation of America, Optometrics LLC, Frank Denton, and Laura Lunardo filed on Form 8-K/A dated May 24, 2005.

2.02* Lease agreement, dated March 8, 2005 between Dynasil Corporation of America, Optometrics Corporation, and Optometrics Holdings LLC filed on Form 8-K/A dated May 24, 2005.

3.01* By-laws of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

3.02* Restated Certificate of Incorporation of Dynasil Corporation of America dated May 6, 2005, filed as an exhibit to Form 10-QSB dated May 16, 2005.

10.01* 1996 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.02* 1999 Stock Incentive Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.03* Employee Stock Purchase Plan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999

10.04* Audit Committee Charter filed as an exhibit on Form 10-KSB dated September 30, 2001.

10.05* Loan Agreement and associated documents dated April 15, 2004 with Premier Bank, for a $708,889 term loan, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed
          May 14, 2004.

10.06* Employment Agreement of Craig T. Dunham dated October 1, 2004, filed on form 10-KSB on December 21, 2004.

10.07* Employment Agreement of Laura Lunardo effective March 8, 2005, filed on Form 10-QSB dated May 16, 2005.

10.08* Loan agreement dated March 8, 2005 with Citizen's Bank for a $400,000 revolving line of credit, filed on Form 10-QSB dated May 16, 2005.

10.09* Loan agreement dated March 8, 2005 with Citizen's Bank for a $300,000 term loan, filed on Form 10-QSB dated May 16, 2005.


21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October 1, 1999.

99.1 Press release, dated December 19, 2005, issued by Dynasil Corporation of America announcing its financial results for the fourth quarter ending September 30, 2005.

* Incorporated herein by reference

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:
      - None

ITEM 14. Principal Accountant Fees and Services

 (a)   Audit Fees

The   aggregate  fees  billed  or  to  be  billed   for
professional   services  rendered  by   the   Company's
principal accountant for the audit of the Company's annual financial statements for the fiscal years ended
September 30, 2005 and 2004 and the reviews of the financial statements included in the Company's Forms 10-
QSB during those fiscal years are $38,100 and $33,780, respectively.

(b)  Audit Related Fees

The   aggregate  fees  billed  or  to  be  billed   for
professional   services  rendered  by   the   Company's
principal  accountant for audit related  fees  for  the
fiscal  years  ended September 30, 2005 and  2004  were
$15,000  and $-0-, respectively.  The fiscal year  2005
fees related to due diligence for the Optometrics acquisition.

(c)   Tax Fees

The  Company  incurred fees of $  12,600  and  $  3,600
during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning. The fiscal year 2005 fees included tax analysis relating to the Optometrics acquisition.

(d)  All Other Fees

Company incurred no other fees during the last two fiscal years for products and services by the Company's principal accountant.

(e) Pre-approval Policies and Procedures

     The Board of Directors has adopted a pre-approval policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities
Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:      /s/ Craig Dunham
        ---------------------------------
        Craig Dunham, President, CEO

DATED:  December 19, 2005
      ---------------------------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                  Title                         Date
---------                   -----                         ----

BY:  /s/ James Saltzman       Chairman of the Board of   December 19, 2005
    ---------------------      Directors

BY: /s/ David Manzi            Director                  December 19, 2005
    ---------------------

BY: /s/ Craig T. Dunham        President and CEO         December 19, 2005
    ---------------------

BY: /s/ Laura Lunardo          CFO and Principal         December 19, 2005
    ---------------------       Accounting Officer

                                             EXHIBIT 31.1 (a)

     CERTIFICATION PURSUANT TO RULE 13a-14(a)/15D-14(a) and
              SECTION 302 OF THE SARBANES-OXLEY ACT


I, Craig T. Dunham, the President and Chief Executive Officer of
Dynasil Corporation of America, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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



Date: December 19, 2005       /s/ Craig Dunham
                              -----------------------------
                              President and Chief Executive Officer

                                             EXHIBIT 31.1 (b)


     CERTIFICATION PURSUANT TO RULE 13a-14(a)/15D-14(a) and
              SECTION 302 OF THE SARBANES-OXLEY ACT


I, Laura Lunardo, Chief Financial Officer of Dynasil Corporation of America, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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



Date: December 19, 2005       /s/ Laura Lunardo
                              -----------------------------
                              Chief Financial Officer

                                                  EXHIBIT 32.1


        CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DYNASIL CORPORATION OF AMERICA (the "Company") on Form 10KSB for the year ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig T. Dunham, President and Chief Executive Officer and Laura Lunardo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of
        section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                    /s/ Craig Dunham
                                   -------------------
                                   Craig Dunham
                                   President, Chief Executive
                                   Officer

                                   /s/ Laura Lunardo
                                   -------------------
                                   Laura Lunardo
                                   Chief Financial Officer

December 19, 2005