Form 10QSB
period 2005-12-31
DYNASIL CORP OF AMERICA
filed 2006-02-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

The Company had 3,847,789 shares of common stock, par value
$.0005 per share, outstanding as of February 10, 2005.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX



PAGE
PART 1.   FINANCIAL INFORMATION
----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005
           AND SEPTEMBER 30, 2005                                         3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2005 AND 2004                      4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2005 AND 2004                      5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                         8

   ITEM 3.   CONTROLS AND PROCEDURES                                     11


PART II.  OTHER INFORMATION                                              11

   ITEM 1.   LEGAL PROCEEDINGS                                           11

   ITEM 2.   CHANGES IN SECURITIES                                       11

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                               11

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

   ITEM 5.   OTHER INFORMATION                                           11

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                            12

      SIGNATURES                                                         12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                      December 31    September 30
                                          2005           2005
                                       ----------     ----------

Current assets
   Cash and cash equivalents           $ 286,609      $ 308,210
   Accounts receivable                   733,862        877,375
   Inventory                             879,919        842,149
   Other current assets                  167,775        124,548
                                       ----------    ----------
        Total current assets           2,068,165      2,152,282

Property, Plant and Equipment, net       730,004        744,764

Other Assets                              84,046         87,735
                                       ----------    ----------
        Total Assets                  $2,882,215     $2,984,781
                                       ==========    ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Note payable to bank-Line of credit   $215,000      $250,000
   Current portion - long-term debt       182,166       184,403
   Accounts payable                       270,809       322,094
   Accrued expenses                       220,473       232,476
                                       ----------     ----------
        Total current liabilities         888,448       988,973

Long-term Debt, net                       548,607       592,712

Stockholders' Equity
   Common Stock, $.0005 par value,
    25,000,000 shares authorized,
    4,649,995 and 4,566,946 shares
    issued, 3,839,835 and 3,756,786
    shares outstanding                      2,325         2,283
   Preferred Stock, $.001 par value
    per share, 10,000,000                     700           700
    Shares authorized, Series A
    10% cumulative,convertible
    700,000 shares authorized,
    issued and outstanding
   Additional paid in capital           2,076,732      2,042,635
  Retained earnings                       351,745        343,820
                                       ----------     ----------
                                        2,431,502      2,389,438

   Less 810,160 shares in
    treasury - at cost                   (986,342)      (986,342)
                                       ----------     ----------
        Total stockholders' equity      1,445,160      1,403,096
                                       ----------     ----------
        Total Liabilities and
         Stockholders' Equity          $2,882,215     $2,984,781
                                       ==========     ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended
                                               December 31
                                            2005        2004
                                        ----------    ---------
Sales                                  $1,548,040     $ 781,186
Cost of Sales                           1,069,896       580,689
                                       ----------      --------
Gross profit                              478,144       200,497
Selling, general and administrative       426,659       186,720
                                       ----------      --------
Income from Operations                     51,485        13,777

Interest expense - net                    (20,535)      ( 7,703)
                                       ----------      --------
Income before Income Taxes                 30,950         6,074

Income Tax                                  5,525           0
                                       ----------      --------
Net income                                $25,425         6,074
                                        =========      ========

Net income per share
  Basic                                     $0.00        $0.00
  Diluted                                   $0.00        $0.00

Weighted average shares outstanding     3,768,777     3,387,701

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                              Three months Ended
                                                                 December 31
                                                                 2005        2004
                                                             ----------   -----------
Cash flows from operating activities:
    Net income                                              $   25,425     $   6,074
    Adjustments to reconcile net income
     to net cash provided by (used in)operating activities:
       Depreciation                                             51,000        34,050
       Amortization expense                                      6,390           852
       Gain on disposal of assets                               (2,000)          -0-
           Stock Based Compensation Directors                      -0-        19,717
       (Increase) decrease in:
         Accounts receivable                                    143,512     (135,231)
         Inventories                                            (37,770)     (40,532)
         Prepaid expenses and other current assets              (43,227)      (5,615)
         Other assets
       Increase (decrease) in:
         Accounts payable                                       (51,285)       34,471
         Accrued expenses                                       (12,004)        5,113
                                                             ----------   -----------
Net cash provided by (used in) operating activities              80,041       (81,101)
                                                             ----------   -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment               (38,941)      (17,353)
Proceeds from sale of assets                                      2,000
                                                             ----------   -----------
Net cash provided by (used in) investing activities             (36,941)      (17,353)
                                                             ----------   -----------
Cash flows from financing activities:
Issuance of common stock                                         34,140        10,130
Payments on long-term debt                                      (43,242)      (30,000)
Payments on short-term debt                                     (38,099)          -0-
Preferred stock dividends paid                                  (17,500)          -0-
                                                             ----------   -----------
Net cash provided by (used in) financing activities             (64,701)      (19,870)
                                                             ----------   -----------
Net (decrease) in cash                                          (21,601)     (118,324)
Cash - beginning of period                                      308,210       254,908
                                                             ----------   -----------
Cash - end of period                                          $ 286,609     $ 136,584
                                                             ==========   ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2005 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for the three months ended December 31, 2005 and 2004, the consolidated statements of cash flows for the three months ended December 31, 2005 and 2004,and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2005 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     On March 8, 2005, Dynasil Corporation of America acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components. The assets acquired from Optometrics LLC are operated under the Optometrics Corporation name. Dynasil financial statements include the Optometrics Corporation results of operations since March 9, 2005.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 Annual Report on Form 10-KSB previously filed by the Company with the Securities and Exchange Commission.

Note 2 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                              December 31, 2005  September 30, 2005
                              -----------------  ------------------
        Raw Materials               $327,552        $322,902
        Work-in-Process              267,493         246,921
        Finished Goods               284,874         272,326
                                     -------         -------
                                    $879,919        $842,149
                                     =======         =======
Note 3 - Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share.

Note 4 - Stock Based Compensation

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

                                         Three months ended
                                  December 31, 2005    December 31, 2004
                                     -----------          -------------
     Net income, as reported             $24,425             $6,074

     Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-               -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                      (4,636)              (153)
                                     -----------          -------------
     Pro forma net profit (loss)       $  19,789            $ 5,921
                                     ===========          =============

     Actual net profit (loss)
     per common share                  $    0.00           $   0.00

     Pro forma net profit (loss)
     per common share                   $    0.00          $   0.00


     During the three months ended December 31, 2005, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 80,000 options were exercised. The 80,000 options had an exercise price of $0.40 per share with $23,857 paid in cash and $8,143 relating to Mr. Dunham's 2005 fiscal year bonus. During the three months ended December 31, 2004, 241,966 options were granted at prices ranging from $0.40 to $0.60 and no options were exercised. The Company cancelled 90,000 and 0 options during the three months ended December 31, 2005 and 2004, respectively. Compensation expenses relating to non-employee stock options granted during the three months ended December 31, 2005 and 2004 were $-0-.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     This is the third full quarter of results after the combination of Optometrics with Dynasil. On March 8, 2005, Dynasil Corporation of America acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components including diffraction gratings, lenses, thin film filters, laser optics, monochromators and specialized optical systems. The assets acquired from Optometrics LLC are being operated under the Optometrics Corporation ("Optometrics") name. The Dynasil financial statements include the Optometrics results of operations for the period from March 9, 2005 through December 31, 2005. The results from time periods previous to March 9, 2005 do not include Optometrics' results. Integration of Optometrics with Dynasil is essentially completed and Optometrics is having a major positive impact on the Company.

     Revenues for the 1st quarter ended December 31, 2005 were $1,548,040, an increase of 98% over revenues of $781,186 for the quarter ended December 31, 2005. The net profit for the quarter ended December 31, 2005 was $25,425, or $0.00 per share, compared with a net profit of $6,074, or $0.00 per share, for the quarter ended December 31, 2004. The addition of Optometrics was the primary driver for revenue and profitability increases from the quarter ended December 31, 2004. Subcontractor problems on a fused silica order, completed in November 2005, reduced net income by approximately $26,000. The Company continues to focus on management's strategy of profitable growth from its optical components business and by pursuing acquisitions and strategic alliances.

Results of Operations

     Revenues for the three months ended December 31, 2005 were $1,548,040, an increase of 98% over revenues of $781,186 for the three months ended December 31, 2004. The addition of Optometrics approximately doubled the Company's revenue for the quarter ending December 31, 2005 over the same quarter in 2004.


     Cost of sales for the three months ended December 31, 2005 was $1,069,896 or 69.1% of sales, a decrease of 5.2 percentage points from the three months ended December 31, 2004 of $580,689, or 74.3% of sales. The significant decrease in cost of sales as a percentage of sales resulted from the higher margin products coming from Optometrics. High costs relating to a subcontractor on a major fused silica order completed in November 2005 increased cost of sales about $26,000 above normal. We were successful in meeting our customer commitments on that job and do not plan to use that subcontractor in the future.


     Gross profit for the three months ended December 31, 2005 was $478,144, or 30.9% of sales, an increase of $277,647 over the three months ended December 31, 2004 of $200,497, or 25.7% of sales.

     Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2005 were $426,659 or 27.6% of sales, an increase of 3.7 percentage points over the three months ended December 31, 2004 of $186,720, or 23.9% of sales. The increase in SG&A expenses and percentage resulted primarily from the addition of Optometrics Corporation. Mr. Bruce Leonetti replaced Mr. Francis Ciancarelli as Vice President of Sales and Marketing in January 2006. Mr. Leonetti rejoined the Company with 16 years of previous Dynasil leadership experience. He held the same position when he left in 2002 and we are pleased to have him return with his strong industry contacts and knowledge of Dynasil.

     Net interest expense for the three months ended December 31, 2005 was $20,535, an increase of $12,832 over the three months ended December 31, 2004 of $7,703. The increase in interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the Optometrics acquisition and recent increases in the prime commercial rate of interest which adversely impacts the Company's variable interest rate payments. Previous loans relating to Dynasil's New Jersey operations were refinanced with a different lender on January 5, 2006. The refinancing reduced Dynasil's interest rate on its New Jersey-based borrowings to a fixed annual rate of 7.25% and also added a $200,000 line of credit.

     Net income for the three months ended December 31, 2005 was $25,425, or $.00 in basic earnings per share, an increase of $19,351 over the net profit for the three months ended December 31, 2004 of $6,074, or $.00 in basic profit per share. Optometrics contributed significant additional profitability to the Company and we experienced $26,000 of unexpected costs relating to problems with a fused silica contractor which are completely behind us.

     The Company had a $5,525 provision for Massachusetts income taxes for the quarter ended December 31, 2005 and no provision for taxes for the quarter ended December 31, 2004. As of September 30, 2005, the Company had approximately $1,300,000 of net operating loss carryforwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $760,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2013.



Liquidity and Capital Resources

     Cash decreased by $21,601 for the three months ended December 31, 2005. The primary sources of cash were cash from operations of $80,041 and cash proceeds of $34,140 relating primarily to the exercise of stock options. The primary uses of cash were capital expenditures of $38,941, repayments of long term debt of $43,242, reduced line of credit borrowings by $38,099, and dividends payments of $17,500 on Preferred Stock.

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


Critical Accounting Policies and Estimates

      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2005, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.
      The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
       Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers' instructions, the sales price is fixed and determinable and collections are reasonably assured.

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

However,  should  our  operating  results  deteriorate;  we  may determine that some portion of our long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially and adversely affect our financial position or results of operations for that period.
Estimating Allowances for Doubtful Accounts Receivable
      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.
Valuation of Deferred Tax Assets
      We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. Based on the company's history of significant fluctuations in net earnings, the Company established a full valuation allowance as of September 30, 2004 and prior due to the uncertainty as to the realization of certain net operating loss carryforwards. With the asset acquisition of Optometrics LLC in March 2005, the Company now believes that some of these carryforwards will be realized, and has adjusted the valuation allowance accordingly as outlined in the Companies 10-KSB for the fiscal year ended September 30, 2005.

Recent Accounting Pronouncements

     There were no accounting pronouncements issued since the date of the Company's most recent Form 10-KSB filing.


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

ITEM 3    CONTROLS AND PROCEDURES

      Based on their most recent informal evaluation, which was completed during the period covered within this Form 10-QSB, the Company's President/Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls nor other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within itself as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors and Audit Committee in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

    NONE

ITEM 2    CHANGES IN SECURITIES

    NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE


ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On February 14, 2006, the Company issued a press release announcing its financial results for its first quarter ending December 31, 2005. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)


     99.1 Press release, dated February 14, 2006, issued by
     Dynasil Corporation of America announcing its financial results for the first quarter ending December 31, 2005.


     (b) Reports on Form 8-K

     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Craig T. Dunham                     DATED: February 14, 2006
    ---------------------------------                   --------------------
          Craig T. Dunham,
          President and CEO


          /s/ Laura Lunardo                       DATED: February 14, 2006
    -----------------------------                       --------------------
         Laura Lunardo
         Chief Financial Officer