Form 10QSB
period 2006-03-31
DYNASIL CORP OF AMERICA
filed 2006-05-12
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

The Company had 3,848,145 shares of common stock, par value $.0005 per share, outstanding as of May 4, 2006.

                  DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF March 31, 2006
             AND SEPTEMBER 30, 2005                                   3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005             4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2006 AND 2005                     5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                     7

   ITEM 3.   CONTROLS AND PROCEDURES                                  11


PART II.  OTHER INFORMATION                                           11

   ITEM 1.   LEGAL PROCEEDINGS                                        11

   ITEM 2.   CHANGES IN SECURITIES                                    11

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                            11

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

   ITEM 5.   OTHER INFORMATION                                        12

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                         12

      SIGNATURES                                                      12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                                            March 31     September 30
                                                              2006           2005
                                                           (Unaudited)
                                                            ----------     ----------

Current assets
   Cash and cash equivalents                                $ 320,108       $ 308,210
   Accounts receivable                                        829,803         877,375
   Inventory                                                1,008,483         842,149
   Deferred tax asset                                          24,250          24,250
        Prepaid expenses and other assets                     115,070         100,298
                                                           ----------      ----------
        Total current assets                                2,297,714       2,152,282

Property, Plant and Equipment, net                            693,509         744,764

Other Assets                                                   80,356          87,735
                                                           ----------      ----------

        Total Assets                                       $3,071,579      $2,984,781
                                                           ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Note payable to bank- Line of credit                      $215,000        $250,000
   Current portion - long-term debt                            70,051         184,403
   Accounts payable                                           419,988         322,094
   Accrued expenses                                           217,373         232,476
                                                           ----------      ----------
        Total current liabilities                             922,412         988,973

Long-term Debt, net                                           632,496         592,712

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 4,658,127 and 4,566,946 shares issued,
    3,847,967 and 3,756,786 shares outstanding                  2,329           2,283
   Preferred Stock, $.001 par value per
     share, 10,000,000 shares authorized,
     Series A 10% cumulative,convertible
     700,000 shares authorized, issued
       and outstanding                                            700             700
   Additional paid in capital                               2,083,858       2,042,635
   Retained earnings                                          416,126         343,820
                                                           ----------      ----------
                                                            2,503,014       2,389,438

   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                          1,516,671       1,403,096
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $3,071,579      $2,984,781
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended           Six Months Ended

                                              March 31                     March 31
                                          2006        2005            2006       2005
                                      ----------    ---------     ----------   ---------
Sales                                 $1,665,496   $1,097,026     $3,213,536  $1,878,212
Cost of Sales                          1,072,295      816,113      2,142,192   1,396,799
                                      ----------    ---------     ----------   ---------
Gross profit                             593,201      280,913      1,071,344     481,413
Selling, general and administrative      486,640      256,977        913,298     443,698
                                      ----------    ---------     ----------   ---------
Income from Operations                   106,561       23,936        158,046      37,715

Interest expense   net                   (18,709)     (11,259)       (39,244)    (18,962)

                                      ----------    ---------     ----------   ---------
Income before Income Taxes                87,852       12,677        118,802      18,753

Income Tax                                 5,971        -0-           11,496       -0-
                                      ----------    ---------     ----------   ---------
Net income                            $   81,881    $  12,677     $  107,306   $  18,753
                                      ==========    =========     ==========   =========

Net income per share
  Basic                                     $0.02        $0.00           $0.02       $0.01
  Diluted                                   $0.01        $0.00           $0.01       $0.00

Weighted average shares outstanding     3,846,542     3,522,410       3,807,660   3,454,382


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Six months Ended
                                                                    March 31, 2006
                                                                  2006              2005
                                                             ----------       -----------
Cash flows from operating activities:
    Net income                                              $  107,306         $  18,753
    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation                                            102,000            74,215
       Amortization expense                                     13,602             1,999
       Gain on disposal of assets                               (2,000)             -0-
       Allowance for doubtful accounts                          10,998             4,496
          (Increase) decrease in:
         Accounts receivable                                    36,576          (155,451)
         Inventories                                          (166,334)          (62,448)
         Prepaid expenses and other current assets             (14,772)           (9,595)
      Increase (decrease) in:
         Accounts payable                                       97,894            52,632
         Accrued expenses                                      (15,105)           89,678
                                                             ---------        ----------
Net cash provided by (used in) operating activities            170,165            14,279
                                                             ---------        ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment              (56,968)          (21,287)
Proceeds from sale of assets                                     2,000              -0-
Cash paid for acquisition of Optometrics LLC assets               -0-           (700,000)
Cash for Optometrics acquisition costs                            -0-            (67,976)
                                                             ---------        ----------
Net cash provided by (used in) investing activities            (54,968)         (789,263)
                                                             ---------        ----------
Cash flows from financing activities:
Issuance of common stock                                        41,270            35,538
Issuance of preferred stock                                       -0-            690,000
Payments on long-term debt                                     (68,562)          (60,599)
Proceeds from refinanced long-term debt                            457              -0-
Proceeds from short-term debt - Optometrics Acquisition           -0-            102,143
Proceeds from long-term debt   Optometrics Acquisition            -0-            183,106
Payments on short-term debt                                    (41,464)             -0-
Preferred stock dividends paid                                 (35,000)             -0-
Deferred financing costs incurred - Optometrics Acquisition       -0-            (17,273)
                                                             ---------        ----------
Net cash provided by (used in) financing activities           (103,299)          932,915
                                                             ---------        ----------
Net increase (decrease) in cash                                 11,898           157,931
Cash - beginning of period                                     308,210           254,908
                                                             ---------        ----------
Cash - end of period                                         $ 320,108         $ 412,839
                                                             =========        ===========

  Supplemental disclosure of cash flow information:
       Reconciliation of debt refinancing activities:
         Proceeds of new loans for New Jersey operations       449,346           -0-
         Repayment of old New Jersey term loan                (448,889)          -0-
                                                             ---------        ----------
            Net proceeds of refinancing activity             $     457        $  -0-


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2005 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2006 and the consolidated statements of operations and cash flows for the three months and six months ended March 31, 2006 and 2005, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2006 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                                   March 31, 2006     September 30, 2005
                                 -----------------       ------------------
        Raw Materials                 $395,511              $322,902
        Work-in-Process                307,746               246,921
        Finished Goods                 305,226               272,326
                                       -------               -------
                                    $1,008,483              $842,149
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

                                                 Six months ended
                                          March 31, 2006      March 31, 2005
                                           ------------        -------------
     Net income, as reported               $   107,306          $    18,753

Add: Stock-based employee
     compensation expense included
     in reported net income                   -0-                    -0-

Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                           (4,636)                (153)
                                           ------------        -------------
     Pro forma net profit (loss)          $   102,670           $   18,600
                                           ============        =============

     Actual net profit (loss)
        per common share                   $    0.02           $   0.01

     Pro forma net profit (loss)
        per common share                   $    0.02           $   0.01


     During the six months ended March 31, 2006, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 80,000 options were exercised. The 80,000 options had an exercise price of $0.40 per share with $23,857 paid in cash and $8,143 relating to Mr. Dunham's 2005 fiscal year bonus. During the six months ended March 31, 2005, 433,459 options were granted at prices ranging from $0.40 to $0.60 and no options were exercised. The Company cancelled 275,000 and 45,000 options during the six months ended March 31, 2006 and 2005, respectively. Compensation expenses relating to non-employee stock options granted during the six months ended March 31, 2006 and 2005 were $-0-. During the six months ended March 31, 2006, the Company issued a total of 10,771 shares of common stock valued at $0.71 to $0.80 per share to a Director in satisfaction of accrued 2005 Directors Fees and as a signing bonus for the Vice President of Sales position for a combined expense of $9,000. During the six months ended March 31, 2005, the Company issued 158,360 shares of common stock valued at $0.14 to $0.45 per share to the Board of Directors in satisfaction of accrued and 2005 Directors' fee obligations totaling $25,217.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

This is the fourth full quarter of results after the combination of Optometrics with Dynasil. On March 8, 2005, Dynasil Corporation of America acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components including diffraction gratings, lenses, thin film filters, laser optics, monochromators and specialized optical systems. The assets acquired from Optometrics LLC are being operated under the Optometrics Corporation ("Optometrics") name. The Dynasil financial statements include the Optometrics results of operations for the period from March 9, 2005 through March 31, 2006. The results from time periods previous to March 9, 2005 do not include Optometrics' results. Integration of Optometrics with Dynasil is essentially completed and Optometrics is having a major positive impact on the Company.

Revenues for the 2nd quarter ended March 31, 2006 were $1,665,496, an increase of 51.8% over revenues of $1,097,026 for the quarter ended March 31, 2005. Revenues for the six months ended March 31, 2006 were $3,213,536, an increase of 71.1% over revenues of $1,878,212 for the six months ended March 31, 2005. The net profit for the quarter ended March 31, 2006 was $81,881, or $0.02 per share, compared with a net profit of $12,677, or $0.00 per share, for the quarter ended March 31, 2005. The addition of Optometrics for the full quarter was the primary driver for revenue and profitability increases from the quarter ended March 31, 2006. The Company continues to focus on management's strategy of profitable growth from its optical components business and by pursuing acquisitions and strategic alliances.

Results of Operations

     Revenues for the three months ended March 31, 2006 were $1,665,496, an increase of 51.8% over revenues of $1,097,026 for the three months ended March 31, 2005. Revenues for the six months ended March 31, 2006 were $3,213,536, an increase of 71.1% over revenues of $1,878,212 for the six months ended March 31, 2005. The addition of Optometrics was the largest factor in the revenue increase.


     Cost of sales for the three months ended March 31, 2006 was $1,072,295 or 64.3% of sales, a decrease of 10.1 percentage points from the three months ended March 31, 2005 of $816,113, or 74.4% of sales. Cost of sales for the six months ended March 31, 2006 was $2,142,192 or 66.7% of sales a decrease of 7.7 percentage points from the six months ended March 31, 2005 of $1,396,799, or 74.4% of sales. The significant decrease in cost of sales as a percentage of sales resulted from the higher margin products sold by Optometrics. The company also continues to implement cost reductions such as significantly reducing insurance costs by proactively quoting the combined company insurance package.


     Gross profit for the three months ended March 31, 2006 was $593,201, or 35.6% of sales, an increase of $312,288 over the three months ended March 31, 2005 of $280,913, or 25.6% of sales. Gross profit for the six months ended March 31, 2006 was $1,071,344, or 33.3% of sales, an increase of $589,931 over the six months ended March 31, 2005 of $481,413, or 25.6% of sales.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2006 were $486,640 or 29.2% of sales, an increase of
5.8 percentage points over the three months ended March 31, 2005 of $256,977, or 23.4% of sales. SG&A expenses for the six months ended March 31, 2006 were $913,298 or 28.4% of sales, an increase of 4.8 percentage points over the six months ended March 31, 2005 of $443,698, or 23.6% of sales. The increase in SG&A expenses and percentage resulted primarily from the impact of Optometrics Corporation SG&A expenses. Mr. Bruce Leonetti replaced Mr. Francis Ciancarelli as Vice President of Sales and Marketing in January 2006. Mr. Leonetti rejoined the Company with 16 years of previous Dynasil leadership experience. He held the same position when he left in 2002 and we are pleased to have him return with his strong industry contacts and knowledge of Dynasil.

     Net interest expense for the three months ended March 31, 2006 was $18,709, an increase of $7,450 over the three months ended March 31, 2005 of

$11,259. Net interest expense for the six months ended March 31, 2006 was $39,244, an increase of $20,282 over the six months ended March 31, 2005 of $18,962. The increase in interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the Optometrics acquisition and recent increases in the prime commercial rate of interest which adversely impacts the Company's variable interest rate payments. Previous loans relating to Dynasil's New Jersey operations were refinanced with a different lender on January 5, 2006. The refinancing reduced Dynasil's interest rate on its New Jersey-based borrowings to a fixed annual rate of 7.25% and also added a $200,000 line of credit. See the Company's 8-K filing dated 1/10/06 for additional details.

     Net income for the three months ended March 31, 2006 was $81,881, or $.02 in basic earnings per share, an increase of $69,204 over the net profit for the three months ended March 31, 2005 of $12,677, or $.00 in basic profit per share. Net income for the six months ended March 31, 2006 was $107,306, or $.02 in basic earnings per share, an increase of $88,553 over the net profit for the six months ended March 31, 2005 of $18,753, or $.01 in basic profit per share. Optometrics contributed significant additional profitability to the Company.


The Company had a $5,971 provision for Massachusetts income taxes for the quarter ended March 31, 2006, $11,496 year to date, and no provision for taxes for the six months ended March 31, 2005. As of September 30, 2005, the Company had approximately $1,300,000 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $760,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2013.



Liquidity and Capital Resources

     Cash increased by $11,898 for the six months ended March 31, 2006. The primary sources of cash were cash from operations of $170,165 and issuance of common stock of $41,270. The primary uses of cash were acquisition of property, plant and equipment of $56,968, an inventory increase of $166,334, net repayments of debt of $109,569, and dividend payments of $35,000 on Preferred Stock. The increase in inventory was a result of purchasing fused silica raw material in advance of a significant price increase announced by the Company's primary supplier; inventory levels are expected to return to a more normal level during the third quarter.

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

Recent Accounting Pronouncements

There were no accounting pronouncements issued since the date of the Company's most recent Form 10-KSB filing that would require disclosure in the current Form 10-QSB filing.


Forward-Looking Statements

     The statements contained in this Quarterly Report on Form 10-QSB which are not historical facts, including, but not limited to, certain statements found under the captions "Overview", "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time described in this and the Company's other filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, customer acceptance of new products, general economic conditions, market trends, costs and availability of raw materials and management information systems, competition, litigation, need for additional financing, the effect of governmental regulation and other matters. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    CONTROLS AND PROCEDURES

     Based on their most recent informal evaluation, which was completed during the period covered within this Form 10-QSB, the Company's President/Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls nor other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide adequate segregation of duties within itself as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors and Audit Committee in providing short-term review procedures until such time as additional funding is provided to hire additional executives to adequately segregate duties within the Company.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

    NONE

ITEM 2    CHANGES IN SECURITIES

    NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On May 10, 2006, the Company issued a press release announcing its financial results for its second quarter ending March 31, 2006. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


       (a)     Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)


     99.1 Press release, dated May 10, 2006, issued by Dynasil Corporation of America announcing its financial results for the second quarter ending March 31, 2006.


     (b) Reports on Form 8-K

       - On 1/10/06, a current report for items 1 and 2 for the refinancing of New Jersey business loans with Susquehanna Patriot Bank.
       - On 1/19/06, a current report for items 1 and 5 for the employment agreement of the new Vice President- Sales and Marketing.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Craig T. Dunham                     DATED:    May 10, 2006
   ---------------------------------               --------------------
          Craig T. Dunham,
          President and CEO


          /s/ Laura Lunardo                       DATED:   May 10, 2006
      -----------------------------                --------------------
         Laura Lunardo
           Chief Financial Officer