Form 10QSB
period 2006-06-30
DYNASIL CORP OF AMERICA
filed 2006-08-09
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The Company had 3,848,145 shares of common stock, par value
$.0005 per share, outstanding as of July 29, 2006.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX



                                                                     PAGE
PART 1.   FINANCIAL INFORMATION
----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006
           AND SEPTEMBER 30, 2005                                      3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005              4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED JUNE 30, 2006 AND 2005                       5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                      7

   ITEM 3.   CONTROLS AND PROCEDURES                                  11


PART II.  OTHER INFORMATION                                           11

   ITEM 1.   LEGAL PROCEEDINGS                                        11

   ITEM 2.   CHANGES IN SECURITIES                                    11

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                            11

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12

   ITEM 5.   OTHER INFORMATION                                        12

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                         12

      SIGNATURES                                                      12

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                          June 30         September 30
                                          2006            2005
                                          ----------      ----------

Current assets
   Cash and cash equivalents               $ 297,286        $ 308,210
   Accounts receivable                       887,791          877,375
   Inventory                               1,140,466          842,149
   Deferred tax asset                         24,250           24,250
   Prepaid expenses and other assets          96,915          100,298
                                          ----------       ----------
        Total current assets               2,446,708        2,152,282

Property, Plant and Equipment, net           655,077          744,764

Other Assets                                  76,665           87,735
                                          ----------       ----------
        Total Assets                      $3,178,450       $2,984,781
                                          ==========       ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Note payable to bank- Line of credit     $190,000         $250,000
   Current portion - long term debt           73,806          184,403
   Accounts payable                          387,078          322,094
   Accrued expenses                          277,201          232,476
                                          ----------       ----------
      Total current liabilities              928,085          988,973

Long-term Debt, net                          611,474          592,712

Stockholders' Equity
   Common Stock, $.0005 par value,
    25,000,000 shares authorized,
    4,658,305 and 4,566,946 shares
    issued, 3,848,145 and
    3,756,786 shares outstanding               2,329            2,283

   Preferred Stock, $.001 par value
    per share, 10,000,000                        700              700
    Shares authorized, Series A
    10% cumulative, convertible
    700,000 shares authorized,
    issued and outstanding

   Additional paid in capital              2,083,988        2,042,635
  Retained earnings                          538,216          343,820
                                          ----------       ----------
                                           2,625,233        2,389,438

   Less 810,160 shares in
     treasury - at cost                     (986,342)        (986,342)
                                          ----------       ----------
        Total stockholders' equity         1,638,891        1,403,096
                                          ----------       ----------
        Total Liabilities and
          Stockholders' Equity            $3,178,450       $2,984,781
                                          ==========       ==========


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended       Nine Months Ended
                                               June 30                   June 30
                                          2006        2005          2006          2005
                                      ----------    ---------    ----------     ----------
Sales                                 $1,833,869   $1,619,128    $5,047,405     $3,497,340
Cost of Sales                          1,164,997    1,103,318     3,307,189      2,500,119
                                      ----------    ---------    ----------     ----------
Gross profit                             668,872      515,810     1,740,216        997,221
Selling, general and administrative      501,159      434,966     1,414,458        877,540
                                      ----------    ---------    ----------     ----------
Income from Operations                   167,713       80,844       325,758        119,681

Interest expense - net                   (21,638)     (20,610)      (60,882)       (39,572)
                                      ----------    ---------    ----------     ----------
Income before Income Taxes               146,075       60,234       264,876         80,109

Income Tax                                 6,484        4,100        17,980          5,224
                                      ----------    ---------    ----------     ----------
Net income                              $139,591      $56,134      $246,896        $74,885
                                      ==========    =========    ==========     ==========

Net income per share
  Basic                                    $0.03        $0.01         $0.05          $0.02
  Diluted                                  $0.02        $0.01         $0.04          $0.02

Weighted average shares outstanding     3,848,141   3,748,313     3,821,154      3,552,359


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                         June 30
                                                                  2006              2005
                                                            ----------       -----------
Cash flows from operating activities:
    Net income                                             $  246,896         $   74,885
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                           153,000            126,610
       Amortization expense                                    19,640              5,606
       Gain on disposal of assets                              (2,000)               -0-
       Allowance for doubtful accounts                         13,632            (10,547)
         (Increase) decrease in:
         Accounts receivable                                  (24,049)          (103,043)
         Inventories                                         (298,317)           (68,616)
         Prepaid expenses and other current assets              3,383            (16,891)
      Increase (decrease) in:
         Accounts payable                                     101,267             73,302
         Accrued expenses                                       8,442            (32,705)
                                                            ----------       -----------
Net cash provided by operating activities                     221,894             48,601
                                                            ----------       -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment             (71,883)           (49,108)
Proceeds from sale of assets                                    2,000                -0-
Cash paid for acquisition of Optometrics LLC assets               -0-           (700,000)
Cash for Optometrics acquisition costs                            -0-            (67,976)
                                                            ----------       -----------
Net cash used in investing activities                         (69,883)          (817,084)
                                                            ----------       -----------
Cash flows from financing activities:
Issuance of common stock                                       41,400             35,538
Issuance of preferred stock                                       -0-            690,000
Payments on long-term debt                                    (94,847)          (106,451)
Proceeds from refinanced long-term debt                           457                -0-
Proceeds from short-term debt - Optometrics Acquisition           -0-            102,143
Proceeds from long-term debt - Optometrics Acquisition            -0-            183,106
Payments on short-term debt                                   (57,445)               -0-
Preferred stock dividends paid                                (52,500)           (21,910)
Deferred financing costs incurred  - Optometrics Acquisition      -0-            (17,273)
                                                            ----------       -----------
Net cash provided by (used in) financing activities          (162,935)           865,153
                                                            ----------       -----------
Net increase (decrease) in cash                               (10,924)            96,670
Cash - beginning of period                                    308,210            254,908
                                                            ----------       -----------
Cash - end of period                                        $ 297,286          $ 351,578
                                                            ==========       ===========

   Supplemental disclosure of cash flow information:
     Reconciliation of debt refinancing activities:
       Proceeds of new loans for New Jersey operations        449,346               -0-
           Repayment of old New Jersey term loan             (448,889)              -0-
                                                            ----------       -----------
              Net proceeds of refinancing activity              $ 457             $ -0-


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2005 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2006 and the consolidated statements of operations and cash flows for the three months and nine months ended June 30, 2006 and 2005, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2006 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                              June 30, 2006         September 30, 2005
                            -----------------       ------------------
   Raw Materials                 $573,231                $322,902
   Work-in-Process                265,725                 246,921
   Finished Goods                 301,510                 272,326
                                ---------                 -------
                               $1,140,466                $842,149
                                =========                 =======
Note 3 - Net Income Per Share

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

                                         Nine months ended
                                   June 30, 2006       June 30, 2005
                                   -------------       -------------
     Net income, as reported          $246,896             $74,885

     Add: Stock-based employee
     compensation expense included
     in reported net income                -0-                 -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                    (4,636)            (22,365)
                                   -------------       -------------
     Pro forma net profit (loss)    $  242,260            $ 52,520
                                   =============       =============

     Actual net profit (loss)
     per common share                $    0.05           $    0.02

     Pro forma net profit (loss)
     per common share                $    0.05           $    0.01


     During the nine months ended June 30, 2006, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 80,000 options were exercised. The 80,000 options had an exercise price of $0.40 per share with $23,857 paid in cash and $8,143 relating to Mr. Dunham's 2005 fiscal year bonus. During the nine months ended June 30, 2005, 436,459 options were granted at prices ranging from $0.40 to $0.65 and no options were exercised. The Company cancelled 275,000 and 45,000 options during the nine months ended June 30, 2006 and 2005, respectively. Compensation expenses relating to non-employee stock options granted during the nine months ended June 30, 2006 and 2005 were $-0-. During the nine months ended June 30, 2006, the Company issued a total of 10,771 shares of common stock valued at $0.71 to $0.80 per share to a Director in satisfaction of accrued 2005 Directors Fees and as a signing bonus for the Vice President of Sales position for a combined expense of $9,000. During the nine months ended June 30, 2005, the Company issued 158,360 shares of common stock valued at $0.14 to $0.66 per share to the Board of Directors in satisfaction of accrued and 2005 Directors' fee obligations totaling $28,717.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     This is the fifth full quarter of results after Dynasil Corporation of America ("Dynasil" or the "Company") acquired, on March 8, 2005, the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components including diffraction gratings, lenses, thin film filters, laser optics, monochromators and specialized optical systems. The assets acquired from Optometrics LLC are being operated under the Optometrics Corporation ("Optometrics") name. The Dynasil financial statements include the Optometrics results of operations for the period from March 9, 2005 through June 30, 2006. The results from time periods previous to March 9, 2005 do not include Optometrics' results. Integration of Optometrics with Dynasil is essentially completed and Optometrics is having a major positive impact on the Company.

     Revenues for the 3rd quarter ended June 30, 2006 were $1,833,869, an increase of 13.3% over revenues of $1,619,128 for the quarter ended June 30, 2005. Revenues for the nine months ended June 30, 2006 were $5,047,405, an increase of 44.3% over revenues of $3,497,340 for the nine months ended June 30, 2005. The net profit for the quarter ended June 30, 2006 was $139,591 or $0.03 per share, compared with a net profit of $56,134, or $0.01 per share, for the quarter ended June 30, 2005. Strong revenues in both business units and improved gross margins on optical materials were the primary drivers for revenue and profitability increases for the quarter ended June 30, 2006. The Company continues to focus on management's strategy of profitable growth from its optical components business and by pursuing acquisitions and strategic alliances. On July 11, 2006, the Company filed an 8-K report regarding the signing of a letter of intent to acquire another optical manufacturing company located in the Eastern United States. Consummation of the transaction is contingent upon several important and necessary conditions that may or may not be met, including completion of due diligence, obtaining required financing from outside sources on acceptable terms, and negotiation, execution and performance of a definitive acquisition agreement and related other agreements and documents. The proposed acquisition candidate supplies optical components, products and services to markets related to those currently served by Dynasil and Optometrics. Dynasil expects that, if consummated, the acquisition will close at or before the end of its current fiscal year on September 30, 2006.

Results of Operations

      Revenues for the three months ended June 30, 2006 were $1,833,869, an increase of 13.3% over revenues of $1,619,128 for the three months ended June 30, 2005. The revenue increase came from organic growth in both optical components and optical materials. Revenues for the nine months ended June 30, 2006 were $5,047,405, an increase of 44.3% over revenues of $3,497,340 for the nine months ended June 30, 2005. The addition of Optometrics was the largest factor in the year to date revenue increase.

      Cost of sales for the three months ended June 30, 2006 was $1,164,997 or 63.5% of sales, a decrease of 4.6 percentage points from the three months ended June 30, 2005 of $1,103,318, or 68.1% of sales. Cost of sales for the nine months ended June 30, 2006 was $3,307,189 or 65.5% of sales, a decrease of 6.0 percentage points from the nine months ended June 30, 2005 of $2,500,119, or 71.5% of sales. The significant decrease in cost of sales as a percentage of sales resulted from the higher margin products sold by Optometrics as well as improved optical materials profitability. The Company also continues to
implement   cost   reductions  such   as   manufacturing   yield
improvements.

      Gross profit for the three months ended June 30, 2006 was $668,872, or 36.5% of sales, an increase of $153,062 over the three months ended June 30, 2005 of $515,810, or 31.9% of sales. Gross profit for the nine months ended June 30, 2006 was $1,740,216, or 34.4% of sales, an increase of $742,995 over the nine months ended June 30, 2005 of $997,221, or 28.5% of sales.

      Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2006 were $501,159 or 27.3% of sales, an increase of 0.4 percentage points over the three months ended June 30, 2005 of $434,966, or 26.9% of sales. SG&A expenses for the nine months ended June 30, 2006 were $1,414,458 or 28.0% of sales, an increase of 2.9 percentage points over the nine months ended June 30, 2005 of $877,540, or 25.1% of sales. The nine month increase in SG&A expenses and percentage resulted primarily from the impact of Optometrics SG&A expenses.

      Net interest expense for the three months ended June 30, 2006 was $21,638, an increase of $1,028 over the three months ended June 30, 2005 of $20,610. Net interest expense for the nine months ended June 30, 2006 was $60,882, an increase of $21,310 over the nine months ended June 30, 2005 of $39,572. The increase in interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the Optometrics acquisition and recent increases in the prime commercial rate of interest which adversely impacts the Company's variable interest rate payments. Previous loans relating to Dynasil's New Jersey operations were refinanced with a different lender on January 5, 2006. The refinancing reduced Dynasil's interest rate on its New Jersey-based borrowings to a fixed annual rate of 7.25% and also added a $200,000 line of credit. See the Company's 8-K filing dated January 10, 2006 for additional details.

      Net income for the three months ended June 30, 2006 was $139,591, or $.03 in basic earnings per share, an increase of $83,457 over the net profit for the three months ended June 30, 2005 of $56,134, or $.01 in basic profit per share. The organic growth of revenues and increased gross margins on optical materials were the key drivers. Net income for the nine months ended June 30, 2006 was $246,896, or $.05 in basic earnings per share, an increase of $172,011 over the net profit for the nine months ended June 30, 2005 of $74,885, or $.02 in basic profit per share. Optometrics contributed significant additional profitability to the Company and the historical optical materials business has delivered significantly higher profitability.

     The Company had a $6,484 provision for Massachusetts income taxes for the quarter ended June 30, 2006 and a $4,100 provision for the quarter ended June 30, 2005. For the nine months ended June 30, 2006, the Company had a $17,980 provision for Massachusetts income taxes and a $5,224 provision for taxes for the nine months ended June 30, 2005. As of September 30, 2005, the Company had approximately $1,300,000 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $760,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2013.



Liquidity and Capital Resources

      Cash decreased by $10,924 for the nine months ended June 30, 2006. The primary sources of cash were net income of $246,896, depreciation and amortization expenses that aggregated $172,640, increased accounts payable of $101,267 and issuance of common stock of $41,400. The primary uses of cash were acquisition of property, plant and equipment of $71,883, an inventory increase of $298,317, net repayments of debt of $151,835, and dividend payments of $52,500 on Preferred Stock. The increase in inventory was a result of purchasing fused silica raw material in advance of a significant price increase announced by the Company's primary supplier and temporarily reduced availability of consignment inventory from that supplier. Inventory levels are expected to decline during the fourth quarter.

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




                                9
<PAGE
Critical Accounting Policies and Estimates
      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2005, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.
      The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
      Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers' instructions, the sales price is fixed and determinable, and collections are reasonably assured.

Valuation of Long-Lived Assets
      We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined that there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that a portion of our long-lived assets is impaired. Such a determination could result in non-cash charges to income that could materially and adversely affect the Company's financial position or results of operations for that period.

Estimating Allowances for Doubtful Accounts Receivable
      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.
Valuation of Deferred Tax Assets
      We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. Based on the Company's history of significant fluctuations in net earnings, the Company established a full valuation allowance as of September 30, 2004 and prior due to the uncertainty as to the realization of certain net operating loss carryforwards. With the asset acquisition from Optometrics LLC in March 2005, the Company now believes that some of these carryforwards will be realized, and has adjusted the valuation allowance accordingly as outlined in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

    NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On August 4, 2006, the Company issued a press release announcing its financial results for its third quarter ending June 30, 2006. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to
Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     99.1 Press release, dated August 4, 2006, issued by Dynasil
     Corporation of America announcing its financial results for the second quarter ending JUNE 30, 2006.


     (b) Reports on Form 8-K

     -     On  July 11, 2006, a current report for Item 8, Other
       Events, for the signing of a letter of intent to acquire another optical manufacturing company located in the Eastern United States.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Craig T. Dunham                     DATED: August 9, 2006
         ---------------------------------               --------------------
          Craig T. Dunham,
          President and CEO


          /s/ Laura Lunardo                       DATED: August 9, 2006
        -----------------------------                    --------------------
         Laura Lunardo
         Chief Financial Officer