Form 10KSB
period 2006-09-30
DYNASIL CORP OF AMERICA
filed 2006-12-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2006

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $6,936,631

The Company's common stock is quoted on the NASDAQ OTC Bulletin
Board under the symbol "DYSL.OB".   The estimated aggregate
market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 4, 2006 was $2,172,034. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $0.88 per share as of December 4, 2006.

The Company had 4,228,487 shares of common stock, par value
$.0005 per share, outstanding as of December 4, 2006.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  X
                                            ----       -----

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Dynasil Corporation of America ("Dynasil", "we" or the "Company") was incorporated in the State of New Jersey on October 20, 1960.

     We were founded as a manufacturer and fabricator of synthetic fused silica, a high purity, industrial optical material. The manufacturing aspect of the business entails producing synthetic fused silica through a chemical-vapor-deposition process in furnaces. The fabricating aspect deals with precision cutting, coring and shaping to customer specifications, also done at our manufacturing facility. In recent years, we have suspended operations of our glass furnaces and concentrated on the fabrication of optical materials supplied by other manufacturers. This has included fused quartz from General Electric, fused silica from Corning Incorporated, and various optical materials from Schott Glass Technologies Inc., Ohara Corporation, and others.

      On March 8, 2005, we acquired the operating assets and assumed certain liabilities of Optometrics LLC ("Optometrics"), a worldwide supplier of optical components and instruments including diffraction gratings, interference filters, laser optics, monochromators and specialized optical systems. This acquisition approximately doubled our revenues and added significant profitability.

     On October 2, 2006, we acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") in Ithaca, NY. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. EMF provides products and services to optics markets which are related to those served by Dynasil. EMF is described in the following business description, but its financial results will not be included in Dynasil's financial results until fiscal year 2007.

      Our products are used as components of optical instruments, lasers, analytical instruments, semiconductor/electronic devices, automotive components, spacecraft/aircraft components, and in devices for the energy industry. These applications include:
     Optical components - diffraction gratings, interference filters, lenses, prisms, reflectors, mirrors, filters, optical flats, beam splitters, windows

     Lasers - beam splitters, brewster windows, q-switches, medical/industrial lasers, exciter systems, diffraction gratings

     Analytical Instruments - Spectrometers, fire control devices, reticle substrates, and interferometer plates

     Semiconductor/Electronic - Microcircuit substrates, microwave devices, photomasks, sputter plates, microlithography optics

     Spacecraft/Aircraft - Docking light covers, windows, re-entry heat shields, ring laser gyros

     We also produce several analytical instruments including an instrument designed to measure the "Sun Protection Factor"
("SPF") of sunscreens.

     Our products are distributed through direct sales and delivered by commercial carriers. We have eight sales and marketing people who handle all sales. We also use manufacturer's representatives in various foreign countries for international sales. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

     We compete for business in the optics industry primarily with fabricators of industrial optical material, other optical components manufacturers and other optical coaters. Market share in the optics industry is largely a function of quality, price and speed of delivery. We believe that we compete effectively in all three areas.

     Our largest supplier is Corning Incorporated.

     We presently have over 400 customers with approximately 31% of our business concentrated in our top 10 customers. Our five largest customers (including EMF customers) accounted for approximately 6.9%, 6.3%, 3.7%, 3.0% and 2.8%, respectively, of our revenues during fiscal year 2006. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part, quantity and quality. Orders are normally filled over a period ranging from one to six weeks. We have blanket orders that call for monthly deliveries of a predetermined amount.

     We have no patents or patent applications filed or pending.

     Other than federal, state and local environmental and safety laws as well as ITAR requirements, our operations are not subject to direct governmental regulation. We do not have any pending notices of environmental violations and are aware of no potential violations. There are no buried storage tanks on our properties. Environmental costs for fiscal year 2006 did not exceed $50,000.

     Our research and development activities primarily involve new product development, changes to our manufacturing process and the introduction of improved methods and equipment.
Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses.

     Our total work force, including EMF, consists of 75
employees: 8 administrative; 8 sales; 12 engineering, and 47 manufacturing personnel. The operations are non-union.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Facilities

     We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey 08091. The building is situated on a 3.686-acre site. It contains eight inactive furnaces with attendant pollution control systems, glass processing equipment, quality control functions and administrative office space. We also lease a 10,000 square foot building in Ayer, MA from a related party with a lease that expires in March 2013. As part of the EMF acquisition, we acquired a 44,000 square foot facility in Ithaca, New York. We believe the properties are in satisfactory condition and suitable for our purposes. The New Jersey and New York properties are mortgaged as collateral against notes payable to banks.

ITEM 3.  LEGAL PROCEEDINGS

     On August 30, 2004, the Company was served with a Summons and Complaint in an action entitled Torrero v. Alcoa, Inc., et al filed on August 19, 2004 in the Los Angeles (CA) Superior Court. In that case, the plaintiffs, Lucy Torrero and Juan Pedrosa Torrero, allege that glass blanks manufactured and sold by the Company, along with the products or tools made and sold by approximately twenty other defendants including General Electric, ALCOA, Corning Incorporated and Raytheon, caused plaintiff Lucy Torrero to develop lung cancer and other injuries during her employment as an optical lens grinder and laborer by companies that purchased or used those products or tools. The plaintiffs seek compensatory and punitive damages aggregating approximately $31,500,000. The lawsuit was refiled as a wrongful death suit following the death of Lucy Torrero on April 11, 2006. To date, Dynasil has not been mentioned in any significant way in the depositions of the plaintiffs' or her former employer. The Company has referred the matter to its commercial general liability insurance carriers which are defending the Company under reservations of rights. At this time, the Company does not believe that an adverse outcome on this matter will have any material adverse effect on the Company, its financial condition or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Fourth Quarter of the Fiscal Year covered by this report, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2005 and September 30, 2006 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------

       2005
       First              $0.64                 $0.11
       Second              0.82                  0.40
       Third               0.79                  0.40
       Fourth              0.85                  0.59

       2006
       First              $0.89                 $0.70
       Second              0.91                  0.55
       Third               0.90                  0.52
       Fourth              0.85                  0.55


     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

The "high" and "low" sale prices for trades of the Company's
Common stock on the OTC bulletin board were as follows for each quarterly period:

  Fiscal Quarter        High Sale Price       Low Sale Price
  --------------        --------------        -------------

       2005
       First              $0.75                 $0.13
       Second              0.99                  0.40
       Third               0.83                  0.41
       Fourth              0.95                  0.59

       2006
       First              $0.89                 $0.70
       Second              0.99                  0.55
       Third               1.01                  0.53
       Fourth              0.99                  0.60


     As of September 30, 2006, there were 3,888,293 shares of common stock outstanding held by approximately 500 holders of record of the Common Stock of the Company (including shareholders whose stock is held in street name and who have declined disclosure of such information).

     The Company has paid no cash dividends on common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on common stock in the foreseeable future.

Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore. Preferred Stock dividends of $70,000 and $39,410 were paid during the years ended September 30, 2006 and 2005 respectively.

     The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants and options to officers, directors, employees and consultants to purchase up to 2,250,000 shares of the Company's common stock. At September 30, 2006, 1,180,783 shares of common stock are available for issuance under the Plans. Options are generally exercisable at the fair market value on the date of grant over a five-year period. To date, options have been granted at exercise prices ranging from $.40 to $4.25 per share. On September 30, 2006, 261,459 options were outstanding.

     The securities authorized for issuance under equity compensation plans are set forth in a tabular format in response to Item 11.

     The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares had been reserved for issuance. Of these, 147,094 shares have been purchased by employees at purchase prices ranging from $.06 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

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

General Business Overview

     Fiscal year 2006 was another year of major progress for Dynasil. Compared to fiscal year 2005, revenues increased by 36.6% to $6.9 million, net income increased by 166% to $460,156, net cash from operations was nearly four times higher, and the EMF acquisition was completed on the first business day of
fiscal year 2007.   The EMF acquisition significantly increases
our optical coating capabilities and is expected to increase our revenues by 40-50% in fiscal year 2007 to more than $10 million overall. Management is pleased with the results compared to a starting point of $2.3 million in revenues and a $176,000 loss for fiscal year 2004. The markets for our optical materials, coatings and components businesses are currently strong and our businesses appear to be gaining market share. We remain focused on continuing to effectively execute our internal growth as well as growing through further acquisitions and strategic alliances.

Results of Operations

          Revenues for the fiscal year ended September 30, 2006 were $6,936,631. This represents an increase of 36.6% over revenues for the fiscal year ended September 30, 2005 of $5,078,436. The revenue increases were driven by growth in both our optical components and materials businesses as well as inclusion of the

Optometrics acquisition for the full year. For organic growth, we continue to focus on retaining our existing customers by consistently meeting their requirements while gaining market share and penetrating adjacent markets.

     Cost of sales for the fiscal year ended September 30, 2006 was $4,500,791, or 64.8% of sales, versus $3,519,845 or 69.3% of sales for fiscal year ended September 30, 2005. Gross profit nearly doubled to $2,435,840, or 35.2% of sales, for fiscal year 2006 from $1,558,591 or 30.7% of sales for fiscal year 2005. The gross profit increase was primarily a result of the 36.6% increase in revenues combined with Optometrics having higher gross profit margins than our historical optical materials business. The gross profit percentage in our historical optical materials business also significantly improved. We continue to focus on process improvements such as the 50% yield increase that we delivered on one of our key product lines. Corning Incorporated, our largest fused silica supplier, is implementing major policy changes in early 2007 which we expect to benefit our fused silica business. However, as with any significant shift in our markets, there are always risks.

      Selling, general and administrative ("SG&A") expenses increased to $1,911,283 or 27.5% of sales for fiscal year 2006 from $1,341,834 or 26.4% of sales for fiscal year 2005. The primary reason for the dollar increase was the inclusion of a full year of Optometrics SG&A expenses. The primary reasons for the increase in SG&A expenses as a percentage of sales were the addition of a Sales Manager at Optometrics to drive growth and higher profit sharing payments relating to the 166% net income increase. Every Company employee currently participates in profit sharing based on a percentage of net income for their business unit.

     Interest Expense-net, increased to $64,376 or 0.9% of sales for fiscal year 2006 from $54,488 or 1.0% of sales for fiscal year 2005. The dollar increase was a result of a full year of interest costs for Optometrics.

     For fiscal year 2006, the Company had net income tax expense of $25. The Company had a $37,275 provision for fiscal year 2006 state income taxes, largely related to Optometrics' profits in Massachusetts. This was offset by a $37,250 increase in the deferred tax asset to recognize that the Company's return to profitability means that the Company's net operating loss carry-forwards are likely to have future value. Current federal and some New Jersey state taxes for fiscal year 2006 were offset by utilization of net operating loss carry-forwards. As of September 30, 2006 we have approximately $900,000 of net operating loss carry-forwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $550,000 of net operating loss carry-forwards to offset certain future New Jersey state taxable income, expiring in various years through 2013.

     The Company had net income of $460,156 for the year ended September 30, 2006 compared to net income of $173,019 for the fiscal year ended September 30, 2005. Our historical optical materials business showed significant profitability improvement and the results included a full year of strong Optometrics profitability.

Liquidity and Capital Resources

     The net cash increase for fiscal year 2006 was $43,929 compared to $53,302 for fiscal year 2005. Repayment of long term debt and notes payable totaled $170,744.

     Net cash provided by operating activities was $403,365 for fiscal year 2006 versus $102,444 for fiscal year 2005. The $287,137 increase in net income was the largest driver of the increased cash flow. Accounts receivable were up $214,019 due primarily to the higher revenues and the timing of customer payments. Inventories increased $289,499 due primarily to the Company owning fused silica raw material inventory that had previously been Corning Incorporated's consignment inventory. Corning initially reduced the availability of consignment inventory on a temporary basis but they recently informed us that they plan to permanently eliminate consignment inventory in 2007. Therefore, it now appears that our fused silica raw material inventory will remain at the higher level.

     Cash flows used in investing activities were ($154,233) for fiscal year 2006 compared to ($865,955) for fiscal year 2005. During 2006, $63,693 was paid for EMF acquisition costs. Cash paid for the Optometrics acquisition and acquisition costs was $767,976 during fiscal year 2005. Capital expenditures to purchase property, plant and equipment of $93,140 for fiscal year 2006 were down slightly from $97,979 for 2005.

     Cash flows from (used in) financing activities were ($205,203) for fiscal year 2006 and $816,813 for fiscal year 2005. Cash used in financing activities for 2006 was primarily used to reduce bank debt by $170,744 and to pay $70,000 of preferred stock dividends. Cash from 2006 issuance of common stock was $42,387 which came primarily from employee compensation paid in stock and the exercise of stock options. Cash from financing activities for fiscal year 2005 came largely from the sale of $700,000 of Preferred stock and bank financing which were completed as part of the Optometrics acquisition. These amounts in 2005 were offset by bank debt repayments of $163,882 and dividends on preferred stock of $39,410.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. Any business acquisitions or major expansions may require the Company to seek additional debt or equity financing.

EMF Acquisition
     The acquisition of EMF was completed on October 2, 2006. Audited financial results will be reported on Form 8-K/A in December 2006. For fiscal year 2006, EMF had revenues just under $3 million. Dynasil purchased 100% of EMF stock for $1.1 million. For fiscal year 2007, we are targeting break-even profitability at EMF due to transition costs and we may incur a loss in the early quarters. Management believes that EMF has capabilities which will lead to for significant profitability over the longer term.

STRATEGIC PLAN

Long Term Vision:
The strategy for Dynasil is to significantly increase revenues and profits both organically and through strategic acquisitions.
Our vision is to grow Dynasil over a ten year period into a highly profitable optics/photonics company with revenues approaching $100 million.

Strategy:
Have a small corporate staff that centralizes selected activities and coordinates development of key competencies for a group of decentralized business units including:
  -    Provide overall corporate leadership and coordination
  - Consolidate financial results as well as handling outside reporting, investor relations and SEC compliance
  -    Use public company status to raise equity for growth
  -    Drive acquisition activities
  -    Provide human resource skills
  -    Purchase common items (such as insurance)
  -    Drive key corporate competencies into the business units including:
       o    Management by objectives
       o    Effective decision making, problem solving and prioritization
       o    Disciplined manufacturing systems
       o    Continuous revenue growth and operations improvement

Grow organically through decentralized business units that function as market focused businesses to provide clear focus and ownership for meeting key business goals. Each business unit is planned to be headed by a General Manager with overall responsibility for that unit as well as for managing the interfaces to other business units and the corporate staff.

Grow strategically through acquisitions. Target two types of acquisition candidates: 1) Mature optics companies with moderate growth prospects and strong cash flow potential and 2) Photonics acquisitions or strategic alliances with high growth potential.

Here are some key elements of our strategy for the three existing Dynasil business units and for acquisitions:

1) Grow Optometrics revenues at least 10% per year by concentrating on our core capabilities in optical components.
  a) Retain our existing customers through strong customer service, quality, competitive pricing and value-added services.
  b) Focus on yield improvement, process discipline and cost reduction in manufacturing.
  c) Gain market share through improved international distribution and by pursuing additional OEM and distribution business.
  d) Utilize market position to penetrate adjacent markets with broader filter and gratings capabilities as well as instruments that utilize our component capabilities.

2) Run the New Jersey Optical Materials Business to Maximize Cash. Maintain recent revenue gains while moderately increasing gross margins and adding additional revenue growth of 3-5% per year.
  a) Focus sales and marketing efforts on fused silica and quartz blanks where we have a strong reputation and a competitive offering. Enhance relationships with existing customers as well as pursuing other customers with attractive fused silica business.
  b) Selectively expand the Company's product line into other high value optical materials.
  c) Actively manage international sales representatives and add representatives in underserved regions.
  d) Moderately increase gross margins through improved quoting, thoughtful selection of business and systematic cost reduction.

3) Grow EMF optical coating revenues at least 8-10% per year while increasing profitability.
  a) Grow revenues by increasing capabilities and through "CustomCare". CustomCare focuses on retaining and growing existing customers by delivering quality, responsive service and
     engineering   assistance  to  consistently  meet   customer
     requirements.
  b) Selectively integrate activities with other Dynasil operations where there are significant benefits such as revenue growth or cost savings. Utilize the market contacts from other Dynasil business units to sell EMF products and services.
  c) Systematically improve processes for better quality, service and cost.
  d) Pursue significant new business opportunities for optical coatings.

4) Achieve significant growth through strategic acquisitions and
alliances with a     target  of  one  per year. Target two types
of  acquisition candidates: 1) Mature optics companies with moderate
growth prospects and strong cash flow potential and   2)  Photonics
acquisitions or strategic alliances with high growth potential.

  a) Complete acquisitions of mature optics companies that can quickly add to financial results and provide strong cash flow to fund growth. The Optometrics acquisition is an excellent
     example.   Dynasil expects that EMF will be  a  solid  next
     acquisition step and Management has identified several other potential acquisition candidates. Target companies are manufacturers in optics related industries that can be purchased on attractive financial terms. Of particular interest are companies where a combination with Dynasil offers increased customer access, complementary capabilities that can expand revenues, cost savings or where companies have developed capabilities that can be rapidly brought to market given access to growth capital and leadership assistance.

  b) Pursue acquisitions and strategic alliances in high growth markets. The objective is to enter into attractive, high growth markets with sustainable competitive advantage. Photonics companies with investors a seeking an exit plan are a particular interest.

"Off Balance Sheet" Arrangements

     The Company has no "Off Balance Sheet" arrangements.

Critical Accounting Policies and Estimates
      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2005, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 " Summary of Significant Accounting Policies" in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

ITEM 7.  FINANCIAL STATEMENTS


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM



To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

      We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey
November 20, 2006

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2006 AND 2005

                                     ASSETS

                                                            2006            2005
                                                        ----------      ----------
Current assets
   Cash and cash equivalents                            $  352,139      $  308,210
   Accounts receivable, net of allowance for doubtful
     accounts of $12,530 for 2006 and $7,530 for 2005    1,086,394         877,375
   Inventories                                           1,131,648         842,149
   Deferred tax asset                                       61,500          24,250
   Prepaid expenses and other current assets               128,957         100,298
                                                        ----------      ----------
        Total current assets                             2,760,638       2,152,282

Property, Plant and Equipment, net                         626,790         744,764

Other Assets, net                                           78,812          87,735
                                                        ----------      ----------
        Total Assets                                    $3,466,240      $2,984,781
                                                        ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
   Note payable to bank                                 $  190,000      $  250,000
   Current portion of long-term debt                        72,482         184,403
   Accounts payable                                        390,110         322,094
   Accrued expenses and other current liabilities          368,977         232,476
                                                        ----------      ----------

        Total current liabilities                        1,021,569         988,973

Long-term Debt, net                                        593,889         592,712

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 4,698,453 and 4,566,946 shares issued,
    3,888,293 and 3,756,786 shares outstanding
    for 2006 and 2005, respectively                          2,350           2,283
   Preferred Stock, $.001 par value, 10,000,000
     Shares authorized, 700,000 and 700,000 shares issued
     and outstanding for 2006 and 2005 respectively,
     10% Cumulative, Convertible                               700             700
   Additional paid in capital                            2,100,098       2,042,635
   Retained earnings                                       733,976         343,820
                                                        ----------      ----------
                                                         2,837,124       2,389,438
   Less 810,160 shares of treasury stock, at cost         (986,342)       (986,342)
                                                        ----------      ----------
        Total stockholders' equity                       1,850,782       1,403,096
                                                        ----------      ----------
        Total Liabilities and Stockholders' Equity      $3,466,240      $2,984,781
                                                        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                    2006         2005
                                                 ----------   ----------

Net sales                                       $6,936,631    $5,078,436
Cost of sales                                    4,500,791     3,519,845
                                                 ----------   ----------
Gross profit                                     2,435,840     1,558,591

Selling, general and administrative expenses     1,911,283     1,341,834
                                                 ----------   ----------
Income from operations                             524,557       216,757

Interest expense, net                             ( 64,376 )    ( 54,488)
                                                 ----------   ----------
Income before income taxes                         460,181       162,269

Income tax (expense) benefit                        (   25 )      10,750
                                                 ----------   ----------
Net income                                      $  460,156     $ 173,019
                                                 ==========   ===========


Basic net income per common share                 $   0.10     $    0.04
Diluted net income per common share               $   0.07     $    0.03
                                                ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                                                                   Additional
                    Common      Common     Preferred   Preferred    Paid-in
                    Shares      Amount     Shares       Amount      Capital
                    ---------   ------     ---------   ---------    ---------
Balance,
October 1, 2004     4,050,180    $2,025        -0-     $   -0-     $1,239,736

Issuance of shares
of common stock
under employee
stock purchase
plan                   50,777       25         -0-         -0-         10,566

Issuance of shares
of common stock in
lieu of compensation
to directors          165,989       83         -0-         -0-         33,134

Issuance of shares
of common stock in
conjunction with the
acquisition of
Optometrics           300,000      150         -0-         -0-         68,229

Issuance of shares
of preferred stock
net of stock
issuance costs
of $10,000               -0-        -0-       700,000       700       689,300


Stock compensation
expense relating to
outstanding stock
options                  -0-        -0-         -0-         -0-         1,670

Preferred stock
dividends paid           -0-        -0-         -0-         -0-           -0-

Net income               -0-        -0-         -0-         -0-           -0-
                    ---------   ------     ---------   ---------    ---------
Balance,
September 30, 2005  4,566,946   $2,283       700,000    $   700    $2,042,635


Issuance of shares
of common stock
under employee
stock purchase
plan                      739        1          -0-         -0-           530

Issuance of shares
of common stock in
lieu of compensation
to directors            2,817        1          -0-         -0-         1,999

Issuance of shares
of common stock
under stock
option plan            99,640       51          -0-         -0-        39,805

Stock based
compensation           28,311       14          -0-         -0-        15,129

Preferred stock
dividends paid            -0-       -0-         -0-         -0-           -0-

Net income                -0-       -0-         -0-         -0-           -0-
                    ---------   ------     ---------   ---------    ---------
Balance,
September 30, 2006  4,698,453   $2,350      $700,000    $  700     $2,100,098
                    =========   ======       =======     =====     ==========

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005 (continued)

                                    Treasury Stock             Total
                   Retained      -----------------------    Stockholders'
                   Earnings        Shares      Amount         Equity
                   --------      ---------   ----------    -------------
Balance,
October 1, 2004    $ 210,211      $810,160   $(986,342)      $ 465,630

Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-          -0-            10,591

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-          -0-            33,217

Issuance of shares
of common stock in
conjunction with the
acquisition of
Optometrics          -0-            -0-          -0-            68,379

Issuance of shares
of preferred stock
net of stock
issuance costs
of $10,000           -0-            -0-          -0-           690,000


Stock compensation
expense relating to
outstanding
stock options        -0-            -0-          -0-             1,670

Preferred stock
dividends paid    (39,410)          -0-          -0-           (39,410)

Net income        173,019           -0-          -0-           173,019
               ----------        -------     ----------    ------------
Balance,
September 30,
2004             $343,820        $810,160     $(986,342)     $1,403,096

Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-           -0-               531

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-           -0-             2,000

Issuance of shares
of common stock
under stock
option plans         -0-            -0-           -0-            39,856

Stock based
compensation         -0-            -0-           -0-            15,143

Preferred stock
dividends paid    (70,000)          -0-           -0-           (70,000)

Net income        460,156           -0-           -0-           460,156
               ----------        -------     ----------    ------------
Balance,
September 30,
2006              733,976        810,160     $(986,342)      $1,850,782
               ==========      =========     ==========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                   2006              2005
                                                ---------        -----------

Cash flows from operating activities:
    Net income                                   $ 460,156         $173,019
    Adjustments to reconcile net
     income to net cash
     provided by operating activities
      Stock compensation expense                    15,143            1,670
      Provision for doubtful accounts                5,000             -0-
      Depreciation and amortization                222,185          194,782
      Deferred taxes                               (37,250)         (24,250)
      Loss on Disposal of assets                     2,098             -0-
      (Increase) decrease in:
         Accounts receivable                      (214,019)        (216,554)
         Inventories                              (289,499)         (43,466)
         Prepaid expenses and
          other current assets                      35,034           13,882
       Increase (decrease) in:
         Accounts payable                           68,016           (3,944)
         Accrued expenses and
          other current liabilities                136,501            7,305
                                                 ----------        ----------
Net cash provided by operating activities          403,365          102,444
                                                 ----------        ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment    (93,140)         (97,979)
     Proceeds from sale of fixed assets              2,000              -0-
     Cash paid for acquisition of
      Optometrics, LLC asset                          -0-          (700,000)
     Cash paid for acquisition costs               (63,693)         (67,976)
     Other assets                                      600             -0-
                                                 ----------        ----------
Net cash used in investing activities             (154,233)        (865,955)
                                                 ----------        ----------
Cash flows from financing activities:
     Issuance of common stock                       42,387           51,930
     Issuance of preferred stock                      -0-           690,000
     Proceeds from short-term debt                    -0-           102,143
     Proceeds from long-term debt                     -0-           193,305
     Repayment of long-term debt                  (110,744)        (163,882)
     Repayment of note payable to bank             (60,000)            -0-
     Deferred financing costs incurred             ( 6,846)         (17,273)
     Preferred stock dividends paid                (70,000)         (39,410)
                                                 ----------        ----------
Net cash provided by (used in)
  financing activities                            (205,203)         816,813
                                                 ----------        ----------
Net increase in cash and cash equivalents           43,929           53,302
Cash and cash equivalents, beginning               308,210          254,908
                                                 ----------        ----------
Cash and cash equivalents, ending                $  352,139       $ 308,210
                                                 ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2006 AND 2005

Note 1 - Summary of Significant Accounting Policies

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

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2006 AND 2005

Note 1 - Summary of Significant Accounting Policies (continued)

     The following unaudited pro forma results of operations assume that Optometrics Corporation had been acquired at the beginning of fiscal year 2005.

                                           Twelve Months Ended
                                            September 30, 2005
                                           --------------------
      Sales                                       $6,421,314
      Net income                                  $  248,024
      Net income per common share - Basic           $   0.05
      Net income per common share - Diluted         $   0.04


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

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2006 AND 2005

Note 1 - Summary of Significant Accounting Policies (continued)

the  assets  exceeds the fair value of the  assets.    Based  on
these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended
September 30, 2006 and 2005.

Other Assets

     Other assets include an intangible asset consisting of the acquired customer base of Optometrics, LLC and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the respective asset, or seven years. It is the Company's policy to assess periodically the carrying amount of its intangible assets to determine if there has been an impairment to their carrying value. There was no impairment at September 30, 2006. Other assets also include deferred financing costs which are amortized using the straight-line method over 5 and 7 years.

Advertising

       The   Company  expenses  all  advertising  as   incurred.
Advertising expense for the years ended September 30, 2006 and 2005 was $94,960 and $83,868.

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

Net Income Per Common Share

      Basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if applicable, by the weighted average number of common shares outstanding during each period. Diluted net income per common share adjusts basic net income for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods. For periods with a net loss, diluted net income per common share exclude the impact of potential shares since they would have resulted in an anti-dilutive effect.

Net Income Per Share

     Common stock options of 261,459 and 526,459 as of September 30, 2006 and 2005, and common stock warrants of 1,200,000 and 700,000 shares of convertible preferred stock as of September 30, 2006 and 2005 represent common stock equivalents included in the calculation of the diluted net income per common share. The computation of basic and diluted net income per common share is as follows:

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2006 AND 2005

Note 1 - Summary of Significant Accounting Policies (continued)

                                                      2006        2005
                                                    ---------  ----------
    Net income                                       $460,156   $173,019
    Less:  Preferred stock dividends                $ (70,000)   (39,410)
                                                    ---------  ----------
    Income allocable to common shareholders          $390,156  $ 133,609

    Weighted average shares outstanding
     Basic                                          3,829,198  3,603,315
     Effect of dilutive securities
       Stock Options                                   43,297     61,802
       Stock Warrants                                 862,500    606,112
       Convertible Preferred Stock                    680,555    300,033
                                                    ---------  ----------
     Dilutive                                       5,415,550  4,571,262


Stock Based Compensation

   The Company accounts for its stock compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. For stock options and warrants, no compensation expense is reflected in net income, as all stock options and warrants granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. Stock options granted to consultants and other non-employees are reported at fair value in accordance with SFAS No. 123.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. The following table illustrates the effect on net income and net income per common share if the Company had recorded the fair value of stock options and warrants as compensation expense.

                                                       2006       2005
                                                      --------  --------
     Net income, as reported                          $460,156  $173,019
     Add:  Stock-based employee compensation
           expense included in reported net income        -0-      1,670
     Less: Total stock-based employee
          compensation expense determined under
          fair value based method for all options      (4,636)   (33,668)
                                                      --------  --------

     Pro forma net income                            $455,520   $141,021

     Net income per common share, as reported
       Basic                                           $  0.10    $ 0.04
       Diluted                                         $  0.07    $ 0.03
      Pro forma net income per common share
        Basic                                          $  0.10    $ 0.03
        Diluted                                        $  0.07    $ 0.02

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 1 - Summary of Significant Policies (continued)

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

Concentration of Credit Risk

     The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2006 and 2005, approximately $300,581 and $269,735 or 28% and
31% of the Company's accounts receivable are due from foreign sales.

     The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Pennsylvania and Massachusetts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, the Company's uninsured bank balances totaled $289,672. The Company has not experienced any significant losses on its cash and cash equivalents

Recent Accounting Pronouncements

The   following   is   a   summary   of   recent   authoritative
pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) is effective beginning as of the Company's next fiscal year that begins after December 15, 2005. The Company intends to comply with this statement effective October 1, 2006. Management believes the effects of adopting this revision to FASB 123 will not have a material impact on its consolidated financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 1 - Summary of Significant Policies (continued)

Income Taxes," (FIN 48) effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." FIN 48 provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. The Company is currently reviewing FIN 48 and is not certain as to its impact, if any, on the financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" , which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of
Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 addresses diversity in practice in quantifying financial statement misstatements. It also addresses the facts to consider when evaluating the materiality of the error and the need to restate the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material impact on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Note 2 - Inventories

     Inventories at September 30, 2006 and 2005 consisted of the following
                                2006            2005
                              --------       ---------
          Raw Materials       $600,451       $322,902
          Work-in-Process      259,425        246,921
          Finished Goods       271,772        272,326
                              --------       ---------
                            $1,131,648       $842,149
                              =========      =========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 3 - Property, Plant and Equipment

     Property, plant and equipment at September 30, 2006 and
2005 consist of the following:
                                            2006           2005
                                         -----------  ------------
          Land                          $      261     $     261
          Building and improvements      1,053,763     1,047,758
          Machinery and equipment         2,886,666    2,914,224
          Office furniture and fixtures     209,479      268,326
          Transportation equipment           53,419       53,419
                                         -----------  ------------
                                          4,203,588    4,283,988
          Less accumulated depreciation   3,576,798    3,539,224
                                         -----------  ------------
                                          $ 626,790    $ 744,764
                                         ===========  ===========

     Included in the cost of machinery and equipment at September 30, 2006 and 2005 is $47,984 and $53,981 representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 2006 and 2005 for the capitalized leases was $13,691 and $5,744.

     Depreciation expense for the years ended September 30, 2006 and 2005 was $207,016 and $183,509 of which $9,846 and $5,744 represents depreciation of assets under capitalized lease obligations.


Note 4 - Other Assets

     Other assets at September 30, 2006 and 2005 consist of the following:

                                                      2006        2005
                                                 -----------  ------------

      Deferred financing costs                      $ 41,010     $  41,010
      Loan origination fees                            6,846          -0-
      Intangible asset - acquired customer base       78,414        78,414
      Deposits                                          -0 -           600
                                                 -----------  ------------
                                                     126,270       120,024
                                                 -----------  ------------
      Less accumulated amortization                   47,458        32,289
                                                    $ 78,812     $  87,735
                                                 ===========  ============

     Amortization expense for the years ended September 30, 2006 and 2005 was $15,169 and $11,273.

Note 5 - Debt

     On January 5, 2006, Dynasil Corporation of America entered into loan agreements permitting borrowings up to a total of $649,346 with Susquehanna Patriot Bank ("Susquehanna Bank").
The terms of the Loan Agreements provide the Company with a $449,345 term loan (the "Term Loan") and a $200,000 revolving credit facility (the "Line of Credit"). The proceeds were used to refinance the term note for the New Jersey real estate and for general working capital purposes.

     On March 8, 2005, Optometrics Corporation entered into loan agreements permitting borrowings up to a total of $700,000 with Citizens Bank of Massachusetts ("Citizens Bank") in connection with the acquisition of Optometrics, LLC of which the initial borrowing was $550,000. The terms of the Loan Agreements provide the Company with a $300,000 term loan (the "Term Loan") and a $400,000 revolving credit facility (the "Line of Credit"). The proceeds were used to payoff the debt of the former Optometrics, LLC, to fund the acquisition, and for general working capital purposes.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 5 - Debt (continued)

Dynasil Corporation of America has guaranteed the debt with Citizens Bank of Massachusetts and those loans are guaranteed and partially collateralized by a second lien position on the Company's operating assets in New Jersey. Citizens Bank has agreed to subordinate its second lien position to permit the Susquehanna Bank loan facilities. Susquehanna Bank has agreed to modify the standard terms and conditions of its business loan agreement form to take account of and not conflict with the terms and provisions of Citizen Bank's loans to Optometrics Corporation.

Notes Payable to Bank

     Dynasil Corporation has a note payable to the bank that represents borrowings under the Line of Credit, which bear interest at a variable rate equal to Susquehanna Patriot Bank's prime rate plus 0.5% (8.75% as of 9/30/06). The amount available under this agreement is $200,000. As of September 30, 2006, there were no outstanding balances. This note is secured by a second mortgage on the Company's New Jersey real estate and a third lien on the Company's operating assets in New Jersey. As part of the credit agreement, the Company is required to comply with certain financial covenants. At September 30, 2006, the Company is in compliance with its financial covenants related to its credit agreement with Susquehanna Patriot Bank.

     Optometrics Corporation has a note payable to the bank that represents borrowings under the Line of Credit, which bear interest at a variable rate equal to Citizens Bank's prime rate plus 0.5% (8.75% as of 9/30/06). The initial borrowing on the Line of Credit was $250,000. The outstanding balances at
September   30,  2006  and  2005  were  $190,000  and  $250,000,
respectively. The performance of this obligation and the Term Loan are secured by the assets of Optometrics Corporation with a corporate guarantee by the Company and a second lien on the Company's New Jersey assets other than real estate. As part of the credit agreement, the Company is required to comply with certain financial covenants for Optometrics Corporation. At September 30, 2006 and 2005, the Company is in compliance with its financial covenants related to its credit agreement with Citizens Bank.

Long-term Debt

     Long-term debt at September 30, 2006 and 2005 consisted of the following:

                                                             2006         2005
                                                            ------       ------
  Note payable to bank in monthly installments of $3,580
  including interest at the rate of 7.25% through February
  2011 (after February 2011, the interest rate will adjust
  to theUnited States Treasury Average Weekly Yield
  rate plus 3.0%), final payment of $305,181 due January 5,
  2016, secured by first mortgage on Berlin, New Jersey
  property and substantially all of the New Jersey assets
  of the Company.                                         $ 442,549   $   -0-

  Note payable to bank in monthly installments of
  $10,000 plus interest at the Bank's prime rate plus
  0.5%(6.75% at September 30, 2005), final payment of
  $278,889 due July 1, 2007, secured by first
  mortgage on Berlin, New Jersey property and
  substantially all of the New Jersey assets
  of the Company, refinanced January 2006                     -0-       488,889

  Capital lease obligations payable in total monthly
  installments of $1,409 including interest at rates
  ranging from 5.5% to 12.9% due and payable through
  June 2007 secured by related equipment                      3,848      14,047

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 5 - Debt (continued)

  Note payable to bank in monthly installments of
  $5,835 including interest at 6.25%, through March
  2010, secured by the assets of Optometrics Corporation
  with a Corporate guarantee by the Company and a second
  lien on New Jersey assets other than real estate.         219,974     274,179
                                                          -----------  ---------
                                                           $666,371     777,115
     Less current portion                                    72,482     184,403
                                                          -----------  ---------
                                                         $  593,889     592,712
                                                          =========== ==========

     As of September 30, 2006, the current portion includes
$3,848 payable under capital lease obligations.

     The aggregate maturities of long-term debt, as of September 30, 2006 are as follows:
             September 30, 2008                    $ 73,194
             September 30, 2009                      79,198
             September 30, 2010                      48,843
             September 30, 2011                      14,634
             September 30, 2012                      15,731
          Thereafter                                362,289
                                                   --------
                   Total                           $593,889
                                                   ========

Note 6 - Income Taxes

      The Company's income tax expense (benefit) for the years ended September 30, 2006 and 2005 are as follows:

                                  2006               2005
                                --------------   -------------
   Current
       Federal                   $150,400              $34,900
       State                       47,375               14,600
       Utilization of NOL
         carryforwards           (160,500)             (36,000)
                                 --------              --------
                                $  37,275               13,500
                                 --------              --------
     Deferred
       Federal                   (37,250)              (22,250)
       State                       -0-                  (2,000)
                                 --------              --------
                                $(37,250)             $(24,250)
      Income tax expense
         (benefit)             $      25              $(10,750)

     The  reasons  for the difference between total tax  expense and the amount computed by applying the statutory federal income tax  rates to income before income taxes at September  30,  2006 and 2005 are as follows:

                                                    2006       2005
                                                 ----------  ----------
Taxes at statutory rates applied to income
 before income taxes                              $156,700   $  54,200
Increase (reduction) in tax resulting from:
  Depreciation                                    ( 19,600)    (18,400)
  Accounts receivable                                1,800      (8,600)
  Inventories                                       10,700       2,300
  Vacation pay                                       2,400       3,900
  Other                                             (1,600)      1,700
  State income taxes                                47,375      14,400
  Benefit of net operating loss carryforwards     (160,500)    (36,000)
  Adjustments to valuation allowance              ( 37,250)    (24,250)
                                                 ----------  ----------
                                                   $    25    ($10,750)

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 6 - Income Taxes (continued)

     Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2006 and 2005 are as follows:

                                      2006                 2005
                                   ---------           ----------
Inventories                        $  22,700           $  15,300
Vacation pay                           2,800               2,900
Accounts receivable                    2,000               2,000
Depreciation                         145,100              99,000
Net operating loss carryforwards     357,600             512,300
Less valuation allowance            (468,700)           (607,250)
                                   ---------           ----------
                                    $ 61,500           $  24,250

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

     At September 30, 2006, the Company has approximately $900,000 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the main operating Company has approximately $550,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2013.

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

Stock Based Compensation

      The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for,

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 7 - Stockholders Equity (continued)

among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. The Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value on the date of grant over a five year period currently expiring through 2010.

     The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the plans are 2,250,000 shares, of which 1,180,783 shares of common stock are available for future purchases under the plan at September 30, 2006.

     A summary of stock option activity for the years ended September 30, 2006 and 2005 is presented below:
                                                   Exercise Price
                                          Shares      Per Share
                                         --------- --------------
Options outstanding at October 1, 2004   135,000        $1.50
Granted in 2005                           436,459    $.40-$.65
Exercised in 2005                          -0-
Cancelled in 2005                         (45,000)      $1.50
                                         ---------
Options outstanding at September 30, 2005  526,459   $.40-$1.50

Granted in 2006                            130,000   $.85-$1.50
Exercised in 2006                         (120,000)       $.40
Cancelled in 2006                         (275,000)  $.65-$1.50
                                         ---------
Options outstanding at September 30, 2006  261,459   $.40-$1.50

Options exercisable at September 30, 2006  261,459   $.40-$1.50
                                         =========

     During the year ended September 30, 2006, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 120,000 options were exercised at the price of $.40 per share totaling $48,000 of which 20,358 shares totaling $8,143 were issued to the President in partial satisfaction of his accrued bonus at September 30, 2006.

     During the year ended September 30, 2005, 436,459 stock options were granted at prices ranging from $0.40 to $.65 and no options were exercised. The Company cancelled 275,000 and 45,000 options during the years ended September 30, 2006 and 2005, respectively. Compensation expense relating to non-employee stock options granted during the years ended September 30, 2006 and 2005 were $-0- and $1,670, respectively.

     During  the  year  ended September 30,  2005,  the  Company issued  165,987 shares of common stock valued at $0.14 to  $0.66 per share to the Board of Directors in satisfaction of accrued and 2005 directors' fees totaling $33,217.

     During the year ended September 30, 2006, the Company issued 2,817 shares of common stock valued at $0.71 per share to a director in lieu of directors fees totaling $2,000 and 7,954 shares of common stock valued at $0.88 per share totaling $7,000 to an employee as compensation.

     As discussed above, on September 23, 2004, the Company issued warrants to

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Note 7 - Stockholders Equity (continued)

purchase 1,200,000 of the Company's common stock at an exercise price of either $.225 or $.25 per share. The warrants will expire January 31, 2008. No warrants were exercised as of September 30, 2006.

     The fair value of the stock options granted and warrants issued were estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair values of the options granted during the years ended September 30, 2006 and 2005 is $.08 and $.17 per share, respectively.

                                     2006         2005
                                  ---------     ----------

      Expected life in years            5         5
      Risk-free interest rate        4.60%        4.80%
      Expected volatility           16.00%       16.47%
      Dividend yield                 0.00%        0.00%


Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares have been reserved for issuance of which 147,094 shares have been issued as of September 30, 2006.

     During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2006 and 2005, 739 shares, and 50,777 shares of common stock were issued under the plan for aggregate purchase prices of $531, and $10,570, respectively.

Note 8 - Profit Sharing Plan

      The  Company has two 401(k) Plans for the benefit  of  its
employees.   The Company made contributions to the plans  during
the years ended September 30, 2006 and 2005 of $36,183 and $20,246, respectively.

Note 9 - Related Party Transactions

      During the years ended September 30, 2006 and 2005, the Company made sales of $21,572 and $106,347, respectively, to a company in which a member of the board of directors is also an officer. As of September 30, 2006 and 2005, amounts due from this customer included in accounts receivable were $1,612 and $- 0-, respectively. During the years ended September 30, 2006 and 2005, building lease payments of $114,000 and $65,710, respectively, were paid to Optometrics Holdings, LLC in which the Company's Chief Financial Officer has an interest.


Note 10 - Vendor Concentration

      The Company purchased $1,228,021 and $887,898 of its raw materials from one supplier during the years ended September 30, 2006 and 2005. As of September 30, 2006 and 2005, amounts due to that supplier included in accounts payable were $192,071 and $134,854.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005


Note 11 - Supplemental Disclosure of Cash Flow Information:

                                       2006          2005

     Cash paid during the year for:
        Interest                      $70,592       $51,289
                                      ========       =======
        Income taxes                  $23,667       $ 5,193
                                      ========       =======

     Non-cash investing and financing activities:

      In January, the Company refinanced its mortgage note payable in the amount of $449,346 with another bank.

Acquisition of Assets of Optometrics, LLC on March 8, 2005:

    Fair market value of current assets acquired       $ 918,067
    Property, plant and equipment                        410,575
    Intangible asset - acquired customer base             78,414
    Fair market value of liabilities assumed           ( 529,110)
    Acquisition costs  incurred                        ( 109,546)
    Issuance of 300,000 shares of
      common stock to sellers                          (  68,400)
                                                       ----------
    Net  cash paid for Optometrics, LLC                $ 700,000
                                                       ==========

      In connection with the asset acquisition, the Company issued 700,000 shares of preferred stock, valued at $1.00 per share, and received cash of $700,000. The Company incurred stock issuance costs of $10,000 for net proceeds of $690,000, of which $600,000 was used to fund the Optometrics asset acquisition. The Company also obtained total debt proceeds of $550,000, of which $100,000 funded the balance of the cash payment to the sellers, $67,976 funded the acquisition costs, $264,751 paid off the debt assumed of Optometrics, LLC, $17,273 paid the deferred financing costs, and $100,000 was used for general working capital purposes.

Note 12 - Subsequent Events

     On October 2, 2006, the Company acquired 100% of the common stock of Evaporated Metal Films Corp. ("EMF") for $1,100,000 in a transaction that will be accounted for as a purchase. In connection with the acquisition, the Company issued 710,000 shares of preferred stock, valued at $1.00 per share and received cash, net of stock issuance costs of $10,000, of $700,000 on October 2, 2006. The proceeds were used to fund acquisition costs and in partial satisfaction of the purchase price. The Company, through its wholly owned subsidiary, also obtained debt financing of $1,050,000. The proceeds were used to refinance EMF's existing debt of $530,000 and the balance of $520,000 satisfied the purchase price due to the seller.

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

                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      All of our directors were elected to serve for a one-year term at our Annual meeting of the shareholders held on February 14, 2005. All directors will hold office until their successors are elected at the next annual meeting of the shareholders.

     Our executive officers and directors, and their ages at November 30, 2006, are as follows:

Name                                Age       Position
---------------                     ---       --------
James Saltzman                      63        Chairman of the Board
Craig T. Dunham                     50        President, CEO, Director
David Manzi                         45        Director
Laura Lunardo                       54        CFO, COO Optometrics
Bruce Leonetti                      52        Vice President
Megan Shay                          41        CEO EMF

      None of the above persons is related to any other of the above-named persons by blood or marriage.

      The Company's Board of Directors does not have an audit committee financial expert. Although it would like to attract a qualified person to serve in that capacity, the Company's small size and limited resources have precluded it from attracting an appropriate individual.

      Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2006 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

    Craig T. Dunham, 50, President and CEO, has been with the Company since October 1, 2004 when he replaced John Kane as a Director. Prior to joining the Company, he spent about one year partnering with a private equity group to pursue acquisitions of mid-market manufacturing companies. From 2000 to 2003, he was Vice President/ General Manager of the Tubular Division at Kimble Glass Incorporated. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated in manufacturing, engineering, commercial, and general management positions. At Corning, he delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr. Dunham earned a B.S. in mechanical engineering and an M.B.A. from Cornell University.

     James Saltzman, Chairman, 63, has been a member of the Board since February 1998. Mr. Saltzman has been involved in the investment community since October 1969. He has invested in both public and private corporations. He was on the Board of Directors of IMCS Partmaker which was recently sold to Delcam, a public corporation specializing in software for the machine tool industry. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments.

      David Manzi, 45, has been a member of the Board since June 2002. Since November 1999, Mr. Manzi has served as President and CEO of Special Optics Inc., a Wharton, New Jersey company that specializes in the design and manufacture of diffraction-limited lens systems used in high resolution imaging and laser applications. Mr. Manzi served as General Manager and as Vice President of Special Optics from 1991 through 1999. Prior to Special Optics he served in various capacities from 1988 through 1991, including Product Manager, for Synoptics, a division of Litton Corporation. Mr. Manzi earned his B.S. degree in Physics from the Pennsylvania State University in 1986.

      Laura Lunardo, 54, CFO and Chief Operating Officer of Optometrics Corporation, has been with the Company since the March 2005 Optometrics acquisition. Previously, she had been a partner in Optometrics LLC with primary responsibilities for Sales & Marketing, Accounting, Finance and Administration and she was the CFO of Optometrics USA, Inc., the predecessor corporation to Optometrics LLC, since 1984. Ms. Lunardo earned her B.S. degree in Business and Accounting from Boston University in 1976.

      Bruce Leonetti, 52, Vice President of Sales and Marketing has been with the Company since January 23, 2006. He was previously with the Company for 14 years prior to 1993, and again from 1999 to 2002. In the interim periods, he worked as a development officer with the University of Pennsylvania and was owner/operator of a restaurant on the New Jersey shore. He graduated from the University of Pennsylvania.

      Megan Shay, 41, CEO of EMF joined the Company as of the October 2, 2006 acquisition of EMF. She joined EMF in 1995 to lead a business turn-around and has been owner and CEO since 1998. She was Administrator for the Andy Warhol museum in Pittsburgh from 1991-1995. She has a BA in Ceramics from Wells College and an MFA in Sculpture from Carnegie Mellon University.


Code of Ethics

        The Company has adopted a Code of Ethics for Principal Executives and Senior Financial Officers that applies to its Chief Executive Officer and Chief Financial Officer. The Company will provide a copy to any person without charge upon request in the manner set forth under item 1 on page 3.

 ITEM 10. EXECUTIVE COMPENSATION

                            Summary Compensation Table

                                                                     Long Term Compensation
                                                                     ----------------------
                           Annual Compensation                  Awards             Payouts
                           -------------------                  ------             -------
                                             Other                                  Long-
Name and                                      Annual       Restricted    Securities  Term       All other
Principle                                     Compen-      Stock         Underlying  Incentive  compen-
Position      Year    Salary ($)    Bonus ($) sation ($)   Awards ($)    Options ($) Plans ($)  sation($)
---------     ----    ---------    ---------  ----------   -----------   ---------   --------- ----------

Craig Dunham   2006     110,000      82,881
President      2005     110,000      12,214
And CEO


John Kane      2005*     28,590
Former         2004     110,000
President
CEO, CFO,
Treasurer

Laura Lunardo  2006     92,689       16,514    14,209
CFO, COO-      2005*    51,923        8,394     7,452
Optometrics

* Worked for Dynasil only part of the year.




Employment Agreements

The employment agreement with Craig T. Dunham, President and CEO, commenced on October 1, 2004 and will continue for a three-year period, after which the agreement will automatically renew for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Dunham has agreed to work for us full time, and receives an annual base salary of $110,000. Mr. Dunham's agreement also provides for a performance bonus of 20% of the Company net income above $100,000 and an additional annual bonus at the discretion of our Board of Directors. The annual performance bonus is paid one third in cash and the other two thirds is paid in stock where Mr. Dunham has the option to utilize his existing warrants or options to set the share price. The agreement also provides for standard Dynasil N.J. benefits and a company car (or car allowance).

An   employment   agreement   with   Frank   Denton,   President
Optometrics, commenced on March 9, 2005 and ended following his death on March 23, 2005.

The employment agreement with Laura Lunardo, CFO and COO Optometrics, commenced on March 9, 2005 and continues for a two year period, after which the agreement is subject to renewal for one year terms. Under the employment agreement, Ms. Lunardo has agreed to work for us full time, and receives an annual base salary of $90,000 for the first twelve months and $95,000 for the second twelve months. Ms. Lunardo's agreement also provides for performance bonuses, and an additional annual bonus at the discretion of our Board of Directors. The agreement also provides for a 401(k) pension plan, health insurance benefits and a company car (or car allowance).

The  employment  agreement with Bruce Leonetti,  Vice  President
Sales and Marketing, commenced on January 23, 2006 and will continue for a three year period, after which the agreement is subject to renewal for one year terms. Under the employment agreement, Mr. Leonetti has agreed to work for us full time, receives an annual base salary of $87,500 with annual 3% increases and an annual incentive bonus targeted at 10% of base pay. The agreement also provides for standard Dynasil, N.J. benefits and a car allowance.

The employment agreement with Megan Shay, CEO, EMF, commenced on October 2, 2006 and will continue for a one year period, after which the agreement is subject to a six month renewal under certain circumstances. Under the agreement, Ms. Shay has agreed to work for us full time for at least the first six months, receives an annual base salary of $95,400, an annual incentive bonus based on 10% of EMF Net Income, and standard EMF benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2006 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Craig Dunham (1)(4)               2,864,438                  50.5%
           385 Cooper Road
           West Berlin, NJ 08091

Common     Saltzman Partners (1)(2)            367,009                   9.4%
           4 Tower Bridge
           Suite 100
           West Conshohocken, PA  19428

Common     James Saltzman  (1)(2)(3)           312,012                   7.8%
           777 Germantown Pike
           Plymouth Meeting, PA  19437

Common     David Manzi (1)(5)                   80,000                   2.0%
           c/o Special Optics
           315 Richard Mine Road
           Wharton, NJ 07885

Common     Laura Lunardo                       150,000                   3.9%
           8 Nemco Way
           Ayer, MA 01432

Common     Bruce Leonetti, (1)                   8,254                   0.2%
           385 Cooper Road
           West Berlin, NJ 08091


All Officers and Directors
as a Group (1)                               3,414,704                  58.0%

------------
(1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2006 was 3,888,296.

(2)James Saltzman disclaims beneficial ownership of the  367,009 shares owned by Saltzman Partners.

(3)Includes  options to purchase 90,000 shares of the  Company's common  stock at $1.50 per share and options to purchase  40,000 shares of the companies common stock at $0.40 per share.

(4)Includes  warrants  to  purchase  1,200,000  shares  of   the
Company's common stock at an exercise price of $0.225 per  share and  Series  A preferred stock which is convertible  to  584,438 shares of common stock.

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

2.03*      Stock purchase agreement dated August 21, 2006, between Dynasil, Megan
           Shay, and Evaporated Metal Films Corporation, filed on Form 8-K on
           August 22, 2006.

3.01*      By-laws of Registrant, filed as an exhibit to Registrant's
           Registration Statement on Form 10-SB, filed October 1, 1999

3.02*      Restated Certificate of Incorporation of Dynasil Corporation of
           America dated May 6, 2005, filed as an exhibit to Form 10-QSB dated
           May 16, 2005.

3.03* Restated Certificate of Incorporation of Dynasil Corporation of America dated October 13, 2006, filed on Form 8-K dated October 19, 2006.

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

10.06* Employment Agreement of Craig T. Dunham dated October 1, 2004, filed on form 10-KSB on December 21, 2004.

10.07* Employment Agreement of Laura Lunardo effective March 8, 2005, filed on Form 10-QSB dated May 16, 2005.

10.08*    Loan agreement dated March 8, 2005 with Citizen's Bank for a
          $400,000 revolving line of credit, filed on Form 10-QSB dated May
         16, 2005.

10.09*    Loan agreement dated March 8, 2005 with Citizen's Bank for a
          $300,000 term loan, filed on Form 10-QSB dated May 16, 2005.

10.10* Loan agreements dated January 5, 2006 with Susquehanna Patriot Bank for a $449,346 term loan and $200,000 line of credit, filed on Form 8-K dated January 10, 2006.


10.11* Employment agreement of Bruce Leonetti, dated January 16, 2006, filed on Form 8-K on January 19, 2006.

10.12*     Employment agreement of Megan Shay, filed on Form 8-K on August 22, 2006.

10.13*     Loan documents for loan entered into with Tompkins
           Trust Company on October 2, 2006 by Evaporated Metals
           Film Corporation and guaranteed by
           Dynasil, filed on Form 8-K on October 6, 2006.

21.01* List of Subsidiaries of Registrant, filed as an exhibit to Registrant's Registration Statement on Form 10-SB, filed October
          1, 1999.

99.1      Press release, dated December 12, 2006, issued by Dynasil
          Corporation of America announcing its financial results for the fourth quarter ending September 30, 2006.



* Incorporated herein by reference

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     Stock purchase agreement for Evaporated Metal Films Corporation filed on August 22, 2006.


ITEM 14. Principal Accountant Fees and Services

 (a)   Audit Fees

The   aggregate  fees  billed  or  to  be  billed   for
professional   services  rendered  by   the   Company's
principal accountant for the audit of the Company's annual financial statements for the fiscal years ended
September 30, 2006 and 2005 and the reviews of the financial statements included in the Company's Forms 10-
QSB during those fiscal years are $54,000 and $50,500, respectively.

(b)  Audit Related Fees

The   aggregate  fees  billed  or  to  be  billed   for
professional   services  rendered  by   the   Company's
principal accountant for audit related fees for the fiscal years ended September 30, 2006 and 2005 were $33,000 and $15,000, respectively. The fiscal year
2006 fees related to due diligence fees of $13,500 for the EMF acquisition and EMF audit fees of $19,500. The
2005 fees related to due diligence for the Optometrics acquisition.

(c)   Tax Fees

The Company incurred fees of $ 4,700 and $12,600 during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning. The fiscal year 2005 fees included tax analysis relating to the Optometrics acquisition.

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

DYNASIL CORPORATION OF AMERICA

BY:      /s/ Craig Dunham
        ---------------------------------
        Craig Dunham, President, CEO

DATED:  December 12, 2006
      ---------------------------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                   Title                           Date
---------                    -----                           ----
BY:  /s/ James Saltzman      Chairman of the Board of     December 12, 2006
---------------------        Directors
    James Saltzman

BY: /s/ David Manzi          Director                     December 12, 2006
-----------------
    David Manzi

BY: /s/ Craig T. Dunham      President and CEO          December 12, 2006
-----------------
    Craig T. Dunham

BY: /s/ Laura Lunardo        CFO and Principal          December 12, 2006
---------------------        Accounting Officer
    Laura Lunardo