Form 10QSB
period 2006-12-31
DYNASIL CORP OF AMERICA
filed 2007-02-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB


(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

The Company had 4,557,483 shares of common stock, par value
$.0005 per share, outstanding as of February 9, 2007.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX




PART 1.   FINANCIAL INFORMATION                                       PAGE
                                                                      ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,2006
             AND SEPTEMBER 30, 2006                                     3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED DECEMBER 31,2006 AND 2005                     4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2006 AND 2005                    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                       9

   ITEM 3.   CONTROLS AND PROCEDURES                                   13


PART II.  OTHER INFORMATION                                            13

   ITEM 1.   LEGAL PROCEEDINGS                                         13

   ITEM 2.   CHANGES IN SECURITIES                                     13

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                             13

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       13

   ITEM 5.   OTHER INFORMATION                                         13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                          13

      SIGNATURES                                                       14

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                                          December 31       September 30
                                                              2006             2006
                                                          (Unaudited)
                                                          ----------          ----------
Current assets
   Cash and cash equivalents                                $ 442,081         $ 352,139
   Accounts receivable, net of allowance for doubtful
         accounts of $29,761 and $12,530 for December 31,
         2006 and September 30, 2006, respectively          1,210,334         1,086,394
   Inventory                                                1,479,335         1,131,648
   Deferred tax asset                                         151,300            61,500
   Prepaid expenses and other assets                          141,998           128,957
                                                           ----------        ----------
        Total current assets                                3,425,048         2,760,638

Property, Plant and Equipment, net                          2,380,440           626,790

Other Assets                                                   91,761            78,812
                                                           ----------        ----------
        Total Assets                                       $5,897,249        $3,466,240
                                                           ==========        ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Note payable to bank- Line of credit                 $297,766          $190,000
   Current portion - long term debt                            92,422            72,482
   Accounts payable                                           718,347           390,110
   Accrued expenses                                           435,800           368,977
                                                           ----------        ----------
        Total current liabilities                           1,544,335         1,021,569

Long-term Debt, net                                         1,618,297           593,889

Deferred Income Taxes                                          63,900               -0-

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 5,285,112 and 4,698,453 shares issued,
    4,474,952 and 3,888,293 shares outstanding                  2,643            2,350

   Preferred Stock, $.001 par value, 10,000,000 Shares          1,410              700
    authorized, 700,000 and 700,000 Series A shares and
    710,000 and 0 shares Series B shares issued and
    outstanding for 2006 and 2005 respectively, 10%
    cumulative, convertible

   Additional paid in capital                               2,931,379         2,100,098
   Retained earnings                                          721,627           733,976
                                                           ----------        ----------
                                                            3,657,059         2,837,124

   Less 810,160 shares in treasury - at cost                 (986,342)         (986,342)
                                                           ----------        ----------
        Total stockholders' equity                          2,670,717         1,850,782
                                                           ----------        ----------
        Total Liabilities and Stockholders' Equity         $5,897,249        $3,466,240
                                                           ==========        ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended
                                               December 31
                                            2006        2005
                                       (Unaudited)    (Unaudited)
                                        ----------    ----------
Sales                                   $2,536,297    $1,548,040
Cost of Sales                            1,883,862     1,069,896
                                        ----------    ----------
Gross profit                               652,435       478,144
Selling, general and administrative        605,466       426,659
                                        ----------    ----------
Income from Operations                      46,969        51,485

Interest expense - net                     (14,997)      (20,535)
                                        ----------    ----------
Income before Income Taxes                  31,972        30,950

Income Tax                                  (9,070)       (5,525)
                                        ----------    ----------
Net income                                $ 22,902     $  25,425
                                        ==========    ==========

Net income per share
  Basic                                     $0.00        $0.00
  Diluted                                   $0.00        $0.00

Weighted average shares outstanding     4,255,041    3,768,777

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            Three months Ended
                                                               December 31,
                                                               2006        2005
                                                            -----------  -----------
Cash flows from operating activities:
    Net income                                              $   22,902   $   25,425
    Adjustments to reconcile net income
     to net cash provided by (used in)operating activities:
       Depreciation                                             75,363       51,000
       Amortization expense                                      4,803        6,390
       Gain on disposal of assets                                   -        (2,000)
       Allowance for doubtful accounts                          17,231       (7,982)
 (Increase) decrease in:
         Accounts receivable                                   141,404      151,494
         Inventories                                          (272,476)     (37,770)
         Prepaid expenses and other current assets              26,116      (43,227)
         Accounts payable and accrued expenses                (140,074)     (63,289)
                                                            -----------  -----------
Net cash provided by (used in) operating activities           (124,731)      80,041
                                                            -----------  -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment              (40,293)     (38,941)
Proceeds from sale of assets                                      -0-         2,000
Cash paid for acquisition of EMF                              (674,890)         -0-
                                                            -----------  -----------
Net cash used in investing activities                         (715,183)     (36,941)
                                                            -----------  -----------
Cash flows from financing activities:
Issuance of common stock                                        132,285      34,140
Issuance of preferred stock                                     700,000        -0-
Preferred stock dividends paid                                  (17,500)    (17,500)
Proceeds from (payments on) long-term debt                      220,396     (43,242)
Payments on short-term debt                                     (88,473)    (38,099)
Deferred financing costs incurred                               (16,852)        -0-
                                                            -----------  -----------
Net cash provided by (used in) financing activities             929,856     (64,701)
                                                            -----------  -----------
Net increase (decrease) in cash                                  89,942     (21,601)

Cash - beginning of period                                      352,139     308,210
                                                            -----------  -----------
Cash - end of period                                          $ 442,081   $ 286,609
                                                            ===========  ===========

  Supplemental Disclosure of cash flow information:
  Non-cash investing and financing activities:
    Acquisition of EMF Corporation
       Fair market value of current assets acquired            $ 468,300
       Property, plant and equipment                           1,789,621
       Fair market value of liabilities assumed               (1,063,031)
       Cash paid to seller through proceeds from EMF debt       (520,000)
                                                               ---------
       Net Cash paid for EMF Corporation                      $  674,890

 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(Continued)

   Preferred stock dividends declared              $35,250
     Less dividends payable at December 31, 2006   (17,750)
                                                    ------
     Net cash paid for dividends                   $17,500
                                                    ======

The Company issued 710,000 shares of Series B Preferred Stock, valued at $1.00 per share, and received cash of $700,000. The Company incurred stock issuance costs of $10,000 for net proceeds of $700,000 which was used primarily to fund the acquisition of EMF.

In connection with the acquisition of EMF, EMF borrowed $1,050,000 of which $497,937 was used to retire existing EMF debt, $520,000 was paid to the seller, $17,023 was used to pay transaction costs and the remaining funds were used for working capital.



DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2006 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2006 and the consolidated statements of operations and cash flows for the three months ended December 31, 2006 and 2005, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2006 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     On March 8, 2005, Dynasil acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components. The assets acquired from Optometrics LLC are operated under the Optometrics Corporation name. Dynasil financial statements include the Optometrics Corporation results of operations since March 9, 2005.

     On October 2, 2006, Dynasil acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") of Ithaca, NY. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. EMF provides products and services to optics markets which are related to those served by Dynasil. The Dynasil financial statements at December 31, 2006 include the EMF results of operations since October 2, 2006.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 Annual Report on Form 10-KSB previously filed by the Company with the Securities and Exchange Commission.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Business Acquisition

     On October 2, 2006, the Company completed its acquisition of all of the outstanding capital stock of EMF Corporation in a transaction accounted for as a purchase. Total cash compensation to the seller was $1.1 million. From the proceeds of the issuance of 710,000 shares of Series B Preferred Stock, Dynasil paid $580,000 in cash to the seller and incurred acquisition related costs of approximately $104,890. In a contemporaneous bank transaction, EMF borrowed $1,050,000 of which $497,937 was used to retire existing EMF debt, $520,000 was paid to the seller, $17,023 was used to pay transaction costs and the remaining funds were used for working capital. The net purchase price of approximately $674,890 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values. The results of operations of EMF have been included in the consolidated financial statements from October 2, 2006, the effective date of acquisition. The allocation of purchase price is summarized below:

Purchase price:

     Cash consideration at closing           $1,100,000
     Reimbursed through bank financing         (520,000)
     Estimated costs and expenses                94,890
                                              ---------
     Total cash paid                           $674,890
                                              =========

Purchase price allocation:

     Cash and cash equivalents               $   45,457
     Accounts receivable                        282,575
     Inventories                                 75,211
     Prepaid expenses and other current assets   39,157
     Deferred taxes, net                         25,900
     Property and equipment                   1,789,621
     Current Liabilities assumed             (1,063,031)
                                              ---------
     Net fair value of assets acquired       $1,194,890
                                              =========


Note 3 - Debt

On October 2, 2006, in conjunction with the EMF acquisition, EMF entered into Mortgage Note and Line of Credit Note borrowing transactions with Tompkins Trust Company ("TTC") which were guaranteed by Dynasil. The guaranteed loans include (a) a $1,050,000 principal amount commercial mortgage (the "mortgage") and (b) a $215,000 principal amount line of credit facility (the "line of credit"). Proceeds of the mortgage were used to repay certain EMF debts, to pay for part of the acquisition of EMF and for working capital purposes. Proceeds of the line of credit will be used for general corporate purposes. The applicable borrowing documents were entered into at arms-length between EMF and Dynasil, on the one hand, and TTC, on the other hand, on commercial lending terms and conditions, including acceleration rights, events of default, TTC's rights and remedies and similar provisions that Dynasil believes are customary for commercial loans of this sort. In connection with the loan transactions, EMF and Dynasil executed and delivered to TTC customary forms of notes, mortgage, security agreement, assignment of leases and rents, and similar documents. The mortgage provides for repayment over a 20 year period at a fixed annual interest rate of 7.80% for the first 5 years, reset to a fixed annual interest rate of 2.80 percentage points over

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Federal Home Loan Bank of New York Advance Rate for five-year maturities at five year intervals. The term loan is secured by a first mortgage on EMF's real estate, equipment, and fixtures, as well as Dynasil's guarantee. The line of credit has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over The Wall Street Journal Prime Rate of interest, which is adjusted monthly. It is secured by EMF's real estate, equipment and fixtures, as well as Dynasil's guarantee.


Note 4 - Convertible Preferred Stock

On October 2, 2006, the Company sold 710,000 shares of a Series B 10% Cumulative Convertible Preferred Stock in a private placement. The stock was sold at a price of $1.00 per share. Total expenses for the stock placement were $10,000. No underwriting discounts or commissions were paid in connection with the sale. Each share of preferred stock carries a 10% per annum dividend and is convertible to 1.33 shares of common stock at any time by the holders and is callable after two years by Dynasil at a redemption price of $1.00 per share. Proceeds of the preferred stock sale were primarily used to acquire the capital stock of EMF and for related acquisition costs.


Note 5 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                           December 31, 2006       September 30, 2006
                           -----------------       ------------------
   Raw Materials                 $866,565            $600,451
   Work-in-Process                312,815             259,425
   Finished Goods                 299,955             271,772
                                  -------             -------
                               $1,479,335          $1,131,648
                                  =======             =======
Note 6 - Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share.

Note 7 - Stock Based Compensation

     Effective in fiscal year 2007, stock-based employee compensation expenses will be included in reported income. Until fiscal year 2007, the Company had adopted the disclosure provisions of SFAS No. 148 and accounted for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost was recognized in the financial statements for stock options issued to employees since the options were granted at the most recent market price or higher on the date of grant. Stock options granted to consultants and other non-employees are reported at fair value in accordance

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with SFAS No. 123. The pro forma disclosures of net loss and net loss per common share required by SFAS No. 123 are shown below.

                                         Three months ended
                                   December 31,2006    December 31,2005
                                      -----------          -----------
     Net income, as reported             $22,902           $25,425

     Add: Stock-based employee
     compensation expense included
     in reported net income                  -0-               -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                         -0-            (4,636)
                                      -----------          -----------
     Pro forma net profit (loss)        $  22,902           $20,789
                                      ===========          ===========

     Actual net profit (loss)
     per common share                   $    0.00           $0.00

     Pro forma net profit (loss)
     per common share                   $    0.00           $0.00


     During the three months ended December 31, 2006, no options were granted and 40,000 options were exercised. The 40,000 options had an exercise price of $0.40 per share with $16,000 paid in cash. During the three months ended December 31, 2005, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 80,000 options were exercised. The 80,000 options had an exercise price of $0.40 per share with $23,857 paid in cash and $8,143 relating to Mr. Dunham's 2005 fiscal year bonus. The Company cancelled 0 and 90,000 options during the three months ended December 31, 2006 and 2005, respectively. Compensation expenses relating to non-employee stock options granted during the three months ended December 31, 2006 and 2005 were $-0-. On February 1, 2007, 80,000 options were granted to a newly elected board member at a price of $2.00 per share. Accordingly, compensation expense will be recognized for the quarter ending March 31, 2007.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     This is the first quarter of results after Dynasil Corporation of America ("Dynasil" or the "Company" or "we") acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") in Ithaca, NY on October 2, 2006. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. EMF provides products and services to optics markets which are related to those served by Dynasil's historical operations. The Dynasil financial statements include the EMF results from October 2, 2006 through December 31, 2006. The results from time periods previous to October 2, 2006 do not include EMF.

     Revenues for the first quarter of fiscal year 2007 which ended December 31, 2006 were $2,536,297, an increase of 63.8% over revenues of $1,548,040 for the quarter ended December 31, 2005. Net income for the quarter ended December 31, 2006 was $22,902 or $0.00 per share, compared with a net income of $25,425, or $0.00 per share, for the quarter ended December 31, 2005. Excluding the impact of the EMF acquisition, revenues for our historical businesses were up 22% and net income was up 411%, from $25,425 to $130,000, compared to the three months ended December 31, 2005. Strong revenue growth combined with continued process improvements drove those significant gains. As anticipated, transitional and process improvement costs resulted in a loss at EMF for its first quarter with Dynasil. The EMF loss offset the outstanding improvements in our historical businesses. Management anticipates a reduced level of EMF losses in Quarter 2 and is targeting profitable results for the second half of fiscal year 2007. During quarter 1, we filled key leadership positions, developed clear goals and initiated a strong focus to develop the disciplined processes required for EMF to consistently execute with excellent quality, service, and cost performance.

Results of Operations

      Revenues for the three months ended December 31, 2006 were $2,536,297, an increase of 63.8% over revenues of $1,548,040 for the quarter ended December 31, 2005. The revenue increase came from 22% organic growth in our historical businesses as well as the addition of EMF.


      Cost of sales for the three months ended December 31, 2006 was $1,883,862 or 74.3% of sales, an increase of 5.2 percentage points from the three months ended December 31, 2005 of $1,069,896, or 69.1% of sales. The higher cost of sales resulted primarily from the EMF costs. The cost of sales for our historical businesses actually improved by 1.3 percentage points. The Company continues to implement cost reductions such as manufacturing yield improvements.


      Gross profit for the three months ended December 31, 2006 was $652,435, or 25.7% of sales, an increase of $174,291 over the three months ended December 31, 2005 of $478,144, or 30.9% of sales. Operational improvements at EMF are key to increasing our gross profit in the future.

      Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2006 were $605,466 or 23.9% of sales, a decrease of 3.7 percentage points from the three months ended December 31, 2005 of $426,659 or 27.6% of sales. The changes in SG&A expenses and percentage resulted primarily from the impact of adding EMF SG&A expenses.

      Net  interest expense for the three months ended  December
31, 2006 was $14,997, a decrease of $5,538 from the three months ended December 31, 2005 of $20,535.

     There is additional EMF interest expense of $20,665 that is allocated to cost of goods sold and SG&A expense so in total, net interest expense was $35,662. The increase in combined interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the EMF acquisition.

     Net income for the three months ended December 31, 2006 was $22,902, or $.00 in basic earnings per share, which is similar to net income for the three months ended December 31, 2005 of $25,425 or $.00 in basic profit per share. Organic revenue growth of 22% in our historical businesses along with continued process improvements drove a 411% net income increase for our historical businesses. Losses at EMF offset this improvement and are related to transition activities. We have a strong focus at EMF to improve our processes and deliver profitability.

     The Company had a $9,070 provision for Massachusetts income taxes  for  the  quarter ended December 31, 2006  and  a  $5,525 provision for the quarter ended

December 31, 2005. As of September 30, 2006, the Company had approximately $900,000 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company had approximately $550,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2013.



Liquidity and Capital Resources

      Cash increased by $89,942 for the three months ended December 31, 2006. The primary sources of cash were net income of $22,902, depreciation and amortization expenses that aggregated $80,166, net borrowings of $131,924, accounts receivable collections of $141,404, the issuance of common stock of $132,285 and preferred stock of $700,000. The primary uses of cash were acquisition of property, plant and equipment of
$40,293, an inventory increase of $272,476, reductions in accounts payable and accrued expenses of $140,074, dividend payments of $17,500 on Preferred Stock and the acquisition of EMF of $674,890. The increase in inventory was a result of purchasing fused silica raw material that was previously provided as consignment inventory by our supplier as well as the addition of EMF inventory.

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

Critical Accounting Policies and Estimates

      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2006, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

    NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE



ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On February 14,
2007, the Company issued a press release announcing its financial results for its first quarter ending December 31, 2006. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits and index of Exhibits

     10.1 Indemnification agreement with new Dynasil Director,
          Cecil Ursprung, dated 2/1/07.

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

     99.1  Press  release, dated February 14,  2007,  issued  by
     Dynasil Corporation of America announcing its financial results for the second quarter ending DECEMBER 31, 2006.



     (b) Reports on Form 8-K

     -    On 10/6/06, a current report on Form 8-K Items 1, 2, 3 and
       9 for the completion of the EMF acquisition and sale of Preferred Stock.
     - On 12/15/06, an amendment of the current report on Form 8-K dated 10/6/06 for Items 1, 2, 3 and 9 for the completion of the EMF acquisition and sale of Preferred Stock which includes EMF financial statements.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham            DATED: February 14, 2007
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Laura Lunardo               DATED: February 14, 2007
  ---------------------------------   --------------------
         Laura Lunardo
         Chief Financial Officer