Form 10QSB
period 2007-03-31
DYNASIL CORP OF AMERICA
filed 2007-05-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB


(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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


The Company had 6,114,718 shares of common stock, par value
$.0005 per share, outstanding as of May 7, 2007.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


                                                                    PAGE
PART 1.   FINANCIAL INFORMATION
----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007
            AND SEPTEMBER 30, 2006                                    3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006              4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            SIX MONTHS ENDED MARCH 31, 2007 AND 2006                  5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                     11

  ITEM 3.   CONTROLS AND PROCEDURES                                  15


PART II.    OTHER INFORMATION                                        15

   ITEM 1.   LEGAL PROCEEDINGS                                       15

   ITEM 2.   CHANGES IN SECURITIES                                   15

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                           16

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     16

   ITEM 5.   OTHER INFORMATION                                       16

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                        16

      SIGNATURES                                                     17

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                     ASSETS

                                                          March 31     September 30
                                                            2007          2006
                                                          (Unaudited)
                                                          ----------    ----------
Current assets
   Cash and cash equivalents                               $ 259,559     $ 352,139
   Accounts receivable, net of allowance for doubtful
     accounts of $34,167 and $12,530 for March 31,
     2007 and September 30, 2006, respectively            1,474,833      1,086,394
     Inventories                                          1,417,054      1,131,648
     Deferred tax asset                                      87,400         61,500
     Prepaid expenses and other current assets              187,180        128,957
                                                          ----------    ----------
        Total current assets                              3,426,026      2,760,638

Property, Plant and Equipment, net                        2,374,227        626,790

Other Assets                                                 87,687         78,812
                                                          ----------    ----------
        Total Assets                                     $5,887,940     $3,466,240
                                                          ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Note payable to bank- Line of credit               $407,251       $190,000
   Current portion - long term debt                          98,906         72,482
   Accounts payable                                         436,590        390,110
   Accrued expenses                                         551,451        368,977
                                                          ----------    ----------
        Total current liabilities                         1,494,198      1,021,569

Long-term Debt, net                                       1,594,095        593,889


Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 6,923,183 and 4,698,453 shares issued,
    6,113,023 and 3,888,293 shares outstanding                3,462          2,350

   Preferred Stock, $.001 par value, 10,000,000  Shares         710            700
    authorized, -0- and 700,000 Series A shares and
    710,000 and -0- shares Series B shares issued and
    outstanding for March 31, 2007 and September 30,
    2006 respectively, 10% cumulative, convertible

   Additional paid in capital                             2,978,802      2,100,098
   Retained earnings                                        803,015        733,976
                                                          ----------    ----------
                                                          3,785,989      2,837,124

   Less 810,160 shares in treasury - at cost               (986,342)      (986,342)
                                                          ----------    ----------
        Total stockholders' equity                        2,799,647      1,850,782
                                                          ----------    ----------
        Total Liabilities and Stockholders' Equity       $5,887,940     $3,466,240
                                                          ==========    ==========


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                        Three Months Ended    Six Months Ended
                                             March 31            March 31
                                         2007        2006        2007      2006
                                       ----------  ---------  ----------  ---------
Sales                                  $3,003,216 $1,665,496  $5,539,512 $3,213,536
Cost of Sales                           2,144,767  1,072,295   4,028,630  2,142,192
                                       ----------  ---------  ----------  ---------
                                          858,449    593,201   1,510,882  1,071,344
Selling, general and administrative       715,962    486,640   1,321,429    913,298
                                       ----------  ---------  ----------  ---------
Income from Operations                    142,487    106,561     189,453    158,046
Interest expense - net                    (18,672)   (18,709)    (33,670)   (39,244)
                                       ----------  ---------  ----------  ---------
Income before Income Taxes                123,815     87,852     155,783    118,802
Income Tax                                (11,586)    (5,971)    (20,655)   (11,496)
                                       ----------  ---------  ----------  ---------
Net income                               $112,229    $81,881    $135,128   $107,306
                                       ==========   =========  ==========  =========

Net income per share
  Basic                                   $0.02        $0.02      $0.02      $0.02
  Diluted                                 $0.02        $0.01      $0.01      $0.01

Weighted average shares outstanding     4,943,093   3,846,542   4,599,067  3,807,660


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                              Six months Ended
                                                                 March 31,
                                                               2007        2006
                                                            -----------  -----------
Cash flows from operating activities:
    Net income                                              $  135,128   $  107,306
    Adjustments to reconcile net income
     to net cash provided by (used in)operating activities:
       Depreciation                                            165,392      102,000
       Amortization expense                                      7,806       13,602
       Gain on disposal of assets                                 -0-        (2,000)
       Stock based compensation                                 11,366         -0-
       Allowance for doubtful accounts                          21,637       10,998
 (Increase) decrease in:
         Accounts receivable                                  (127,501)      36,576
         Inventories                                          (210,195)    (166,334)
         Prepaid expenses and other current asset              (19,065)     (14,772)
 Increase (decrease) in:
         Accounts payable and accrued expenses                (250,803)      82,789
                                                              ---------  ----------
Net cash provided by (used in) operating activities           (266,235)     170,165
                                                              ---------  ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment             (123,206)     (56,968)
Proceeds from sale of assets                                      -0-         2,000
Cash paid for acquisition of EMF                              (674,890)        -0-
                                                              ---------  ----------
Net cash used in investing activities                         (798,096)     (54,968)
                                                              ---------  ----------
Cash flows from financing activities:
Issuance of common stock                                       168,461       41,270
Issuance of preferred stock                                    700,000         -0-
Payments on long-term debt                                     (47,778)     (68,562)
Proceeds from refinanced long-term debt                        174,816          457
Payments on short-term debt                                   (227,278)        -0-
Proceeds from short-term debt                                  251,870         -0-
Deferred financing costs incurred                                -0-        (41,464)
Preferred stock dividends paid                                 (48,340)     (35,000)
                                                              ---------  ----------
Net cash provided by (used in) financing activities            971,751     (103,299)
                                                              ---------  ----------
Net increase (decrease) in cash                                (92,580)      11,898

Cash - beginning of period                                     352,139      308,210
                                                              ---------  ----------
Cash - end of period                                          $ 259,559   $ 320,108
                                                              ========== ===========
  Supplemental Disclosure of cash flow information:
  Non-cash investing and financing activities:
    Acquisition of EMF Corporation on October 2, 2006
       Fair market value of current assets acquired            $ 468,300
       Property, plant and equipment                           1,789,621
       Fair market value of liabilities assumed               (1,063,031)
           Total cost of acquisition                           1,194,890
       Debt incurred to pay seller                              (520,000)
                                                              ----------
       Net Cash paid for EMF Corporation                      $  674,890

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(Continued)

                                                           2007     2006

     Reconciliation of debt refinancing activities:
       Proceeds of new loans for New Jersey operations    $ -0-  $449,346
       Repayment of old New Jersey Term Loan                -0-   448,889
                                                          ------  -------
         Net Proceeds of refinancing activity             $ -0-  $    457


         Preferred stock dividends declared              $66,090  $35,000
         Less dividends payable at March 31              (17,750) $  -0-
                                                          ------  -------
         Net cash paid for dividends                     $48,340  $35,000


To partially fund the acquisition of Evaporated Metal Films Corporation ("EMF"), the Company issued 710,000 shares of preferred stock, valued at $1.00 per share, incurred stock issuance costs of $10,000 and received net proceeds of $700,000.

On October 2, 2006, concurrently with the acquisition of EMF Corporation, EMF borrowed $1,050,000, which amount was guaranteed by the Company. The proceeds were used as follows:
1) repayment of assumed liabilities of $338,161 at closing, 2) payment of the balance due the seller of $520,000 directly by the bank at closing, 3) payment of transaction costs of $17,023 at closing, and 4) the remaining balance of $174,816 was used for working capital purposes.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2006 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for the three and six months ended March 31, 2007 and 2006, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2007 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     On October 2, 2006, Dynasil acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") of Ithaca, NY. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. EMF provides products and services to optics markets which are related to those served by Dynasil. Dynasil's financial statements at March 31, 2007 include the EMF results of operations since October 2, 2006.

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Business Acquisition

      On October 2, 2006, the Company completed its acquisition of all of the outstanding capital stock of EMF in a transaction accounted for as a purchase. Total cost of the acquisition was $1,194,890 of which $1.1 million was paid to the seller, and $94,890 represented acquisition costs incurred. From the proceeds of the issuance of 710,000 shares of Preferred Stock, Dynasil paid $580,000 in cash to the seller, incurred stock issuance costs of $10,000 and incurred acquisition related costs of approximately $94,890. Also on October 2, 2006, in a concurrent bank transaction, EMF borrowed $1,050,000 of which $338,161 was used to retire assumed EMF debt, $520,000 was paid directly to the seller at settlement, $17,023 was used to pay transaction costs and the remaining funds of $174,816 were used for working capital purposes. The total purchase price of approximately $1,194,890 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values. The results of operations of EMF have been included in the consolidated financial statements from October 2, 2006, the effective date of acquisition. The allocation of purchase price is summarized below:

Purchase price:

     Total consideration to seller           $1,100,000
     Acquisition costs incurred              $   94,890
                                              ---------
     Total purchase price                    $1,194,890
                                              =========

Purchase price allocation:

     Cash and cash equivalents               $   45,457
     Accounts receivable                        282,575
     Inventories                                 75,211
     Prepaid expenses and other current assets   65,057
     Property and equipment                   1,789,621
     Current liabilities assumed             (  443,158)
     Other liabilities assumed               (   74,227)
     Debt assumed                            (  545,646)
                                              ---------
Net fair value of assets acquired            $1,194,890
                                              =========

The following is the proforma financial information of the Company for the six months ended March 31, 2006 assuming the transaction had been consummated at the beginning of the fiscal year ended September 30, 2006:

                                         For the six
                                         Months ended
                                        March 31, 2006
                                         (Unaudited)

Statement of Operations:
Revenues                                 $4,638,960
Cost of Sales                             3,137,224
                                          ---------
Gross Profit                              1,501,736

Operating Expenses                        1,293,609
                                          ---------
Income from Operations                      208,127
Interest Expense                             54,033
                                          ---------
Income before taxes                         154,094
Provision for income taxes                   11,496
                                          ---------
Net Income                                 $142,598
                                          =========

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings per Share:
  Basic                                 $      0.02
  Diluted                               $      0.02

Note 3 - Debt

On October 2, 2006, in conjunction with the EMF acquisition, EMF entered into Mortgage Note and Line of Credit Note Agreements with Tompkins Trust Company ("TTC") which were guaranteed by Dynasil. The guaranteed loans include (a) a $1,050,000 principal amount commercial mortgage (the "mortgage") and (b) a $215,000 principal amount line of credit facility (the "line of credit"). Proceeds of the mortgage were used to repay certain EMF debts, to pay for part of the acquisition of EMF and for working capital purposes. Proceeds of the line of credit will be used for general corporate purposes. The applicable borrowing documents were entered into at arms-length between EMF and Dynasil, on the one hand, and TTC, on the other hand, on commercial lending terms and conditions, including acceleration rights, events of default, TTC's rights and remedies and similar provisions that Dynasil believes are customary for commercial loans of this sort. In connection with the loan transactions, EMF and Dynasil executed and delivered to TTC customary forms of notes, mortgage, security agreement, assignment of leases and rents, and similar documents. The mortgage provides for repayment over a 20 year period at a fixed annual interest rate of 7.80% for the first 5 years, reset to a fixed annual interest rate of 2.80 percentage points over the Federal Home Loan Bank of New York Advance Rate for five-year maturities at five year intervals. The term loan is secured by a first mortgage on EMF's real estate, equipment, and fixtures, as well as Dynasil's guarantee. The line of credit has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over The Wall Street Journal Prime Rate of interest, which is adjusted monthly. It is secured by EMF's real estate, equipment and fixtures, as well as Dynasil's guarantee.

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

On March 9, 2007, the company issued an aggregate of 1,555,540 shares of its
Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 700,000 shares of Dynasil's Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Shares"). Dynasil had previously called all of the Series A Preferred Shares for redemption on March 9, 2007. All of the shares of the Series A Preferred Shares that were called for redemption were converted to shares of common stock.

Note 5 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories consisted of the following:

                              March 31, 2006       September 30, 2006
                           -----------------       ------------------
        Raw Materials           $852,620                 $600,451
        Work-in-Process          298,636                  259,425
        Finished Goods           265,798                  271,772
                                 -------                  -------
                              $1,417,054               $1,131,648
                                 =======                  =======
Note 6 - Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share.

Note 7 - Stock Based Compensation

     Prior to October 1, 2006, the Company accounted for stock options issued under the Plan under the recognition and measurements provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting FOR stock Based Compensation ("SFAS No. 123").

     Effective October 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised
2004), "Share-Based Payment", ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based payments awards made to employees and directors, including employee stock options, based on estimated fair values. We had previously applied Accounting Principles Board Opinion No. 25, "Account for Stock Issued Employees," ("APB 25") and related Interpretations and provided the required pro forma disclosures of State of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation ("SFAS 123") which was superceded by SFAS 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") in the adoption of SFAS 123(R).

     We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the six months ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 31, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and
(b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-dated fair value estimated in accordance with the provisions of Statement 123(R).

     The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under Black-Scholes option pricing model:
                                               March 31
                                            2007    2006
          Expected term in years            3 years   5 years
          Risk-free interest rate           4.82%     4.60%
          Expected volatility               20.42%    16.00%
          Expected dividend yield           0.00%     0.00%

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

     During the six months ended March 31, 2007, 100,000 stock options were granted at prices ranging from $1.66 to $2.00 per share and 80,000 options were exercised. 20,000 of the granted stock options can not be exercised until 1/2/08 and therefore the stock-based compensation expense will be recognized at that time if they become exercisable. The 80,000 options exercised had an exercise price of $0.40 per share with $32,000 paid in cash.

     For six months ended March 31, 2007, total stock-based compensation charged to operations for option-based arrangements amounted to $11,366. At March 31, 2007, there was approximately $9,620 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

     During the six months ended March 31, 2006, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 80,000 options were exercised. The 80,000 options exercised had an exercise price of $0.40 per share with $23,857 paid in cash and $8,143 relating to Mr. Dunham's 2005 fiscal year bonus.

       The company cancelled -0- and 90,000 options during the six months ended March 31, 2007 and 2006, respectively.
Compensation expense relating to non-employee stock options granted during the six months ended March 31, 2007 and 2006 were $-0-.

     The pro forma disclosures of net income and net income per share for the six months ended March 31, 2006, as permitted by SFAS 123(R), are presented below:

                                         Six months ended
                                          March 31, 2006
                                            -----------
     Net income, as reported                  $107,306

     Add: Stock-based employee
     compensation expense included
     in reported net income                       -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                            (4,636)
                                            -----------
     Pro forma net profit (loss)               $102,670
                                            ===========

     Actual net profit (loss)
     per common share                       $       0.02

     Pro forma net profit (loss)
     per common share                       $       0.02

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     This is the second quarter of results after Dynasil Corporation of America ("Dynasil", the "Company" or "we") acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") in Ithaca, NY on October 2, 2006. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. EMF provides products and services to optics markets which are related to those served by Dynasil's historical operations. The Dynasil financial statements include the EMF results from October 2, 2006 through March 31, 2007. The results from time periods previous to October 2, 2006 do not include EMF except for pro forma financial information for the six months ended March 31, 2006.

     Revenues for the second quarter of fiscal year 2007 which ended March 31, 2007 were $3,003,216, an increase of 80.3% over revenues of $1,665,496 for the quarter ended March 31, 2006. Revenues for the six months ended March 31, 2007 were $5,539,512, an increase of 72% over revenues of $3,213,536 for the six months ended March 31, 2006. Net income for the quarter ended March 31, 2007 was $112,229 or $0.02 per share, compared with a net income of $81,881,or $0.02 per share, for the quarter ended March 31, 2006. Net income for the six months ended March 31, 2007 was $135,128 or $0.02 per share, compared with a net income of $107,306 or $0.02 per share for the six months ended March 31, 2006. Excluding the impact of the EMF acquisition and $11,366 of stock option expense, for the three months ended March 31, 2007 revenues for our historical businesses were up 39% and net income was up 208%, from $81,881 to $251,941, compared to the three months ended March 31, 2006. Excluding the impact of the EMF acquisition and $11,366 of stock option expense, for the six months ended March 31, 2007 revenues for our historical businesses were up 31% and net income was up 256% compared to the six months ended March 31, 2006. Strong revenue growth combined with continued process improvements drove those significant gains. As anticipated, transitional and process improvement costs resulted in a loss at EMF for its second quarter with Dynasil. The EMF loss offset the outstanding improvements in our historical businesses. Management is clearly focused on the EMF improvements required to show continued improvement in 2007 and to deliver profitable results for fiscal year 2008. During quarter 2, we significantly improved manufacturing yields and reduced production downtime as we develop the disciplined processes required for EMF to consistently execute with excellent quality, service, and cost performance. March 2007 profitability results for EMF were slightly better than break-even.

Results of Operations

      Revenues for the three months ended March 31, 2007 were $3,003,216, an increase of 80.3% over revenues of $1,665,496 for the quarter ended March 31, 2006. The revenue increase came from 39% organic growth in our historical businesses as well as the addition of EMF. Revenues for the six months ended March 31, 2007 were $5,539,512, an increase of 72% over revenues of $3,213,536 for the six months ended March 31, 2006.

     Cost of sales for the three months ended March 31, 2007 was $2,144,767 or 71.4% of sales, an increase of 7.1 percentage points from the three months ended March 31, 2006 of $1,072,295, or 64.3% of sales. Cost of sales for the six months ended March 31, 2007 was $4,028,630 or 72.7% of sales, an increase of 6.1 percentage points from the six months ended March 31, 2006 of $2,142,192, or 66.6% of sales. The higher cost of sales resulted primarily from EMF costs.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The  cost  of  sales  for  our  historical  businesses  actually improved  by  0.8 percentage points.  The Company  continues  to
implement   cost   reductions  such   as   manufacturing   yield
improvements.

      Gross profit for the three months ended March 31, 2007 was $858,449, or 28.5% of sales, an increase of $265,248 over the three months ended March 31, 2006 of $593,201, or 35.6% of sales. Gross profit for the six months ended March 31, 2007 was $1,510,882, or 28.6% of sales, an increase of $439,538 over the six months ended March 31, 2006 of $1,071,344 or 33.4% of sales. Operational improvements at EMF are key to increasing our gross profit in the future.

      Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2007 were $715,962 or 23.8% of sales, a decrease of 5.4 percentage points from the three months ended March 31, 2006 of $486,640 or 29.2% of sales. SG&A expenses for the six months ended March 31, 2007 were $1,321,429 or 23.9% of sales, a decrease of 4.6 percentage points from the six months ended March 31, 2006 of $913,298 or 28.4% of sales. The changes in SG&A expenses and percentages resulted primarily from the impact of the acquisition of EMF.

      Net interest expense for the three months ended March 31, 2007 was $18,672, compared to $18,709 for the three months ended March 31, 2006. Net interest expense for the six months ended
March 31, 2007 was $33,670 compared to $39,244 for the six months ended March 31, 2006. There is additional EMF interest expense of $40,994 that is allocated to cost of goods sold and SG&A expense so in total, net interest expense was $74,664 which is an increase of $35,420 for the six month period. The increase in combined interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the EMF acquisition.

      Net income for the three months ended March 31, 2007 was $112,229 or $0.02 in basic earnings per share, which is up $30,348 versus net income for the three months ended March 31, 2006 of $81,881 or $.02 in basic profit per share. Net income for the six months ended March 31, 2007 was $135,128 or $0.02 per share, compared with a net income of $107,306 or $0.02 per share for the six months ended March 31, 2006. Organic revenue growth of 39% in our historical businesses along with continued process improvements drove a 208% net income increase for our historical businesses in quarter 2. Losses at EMF offset this improvement and we have a strong focus at EMF to improve our processes and deliver profitability.

     The Company had a $11,586 provision for Massachusetts income taxes for the quarter ended March 31, 2007 and a $5,971 provision for the quarter ended March 31, 2006. The Company had a $20,136 provision for Massachusetts income taxes for the six months ended March 31, 2007 and a $11,496 provision for the six months ended March 31, 2006. As of September 30, 2006, the Company had approximately $900,000 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company had approximately $550,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

      Cash decreased by $92,580 for the six months ended March 31, 2007. The primary sources of cash were net income of $135,128, depreciation and amortization expenses that aggregated $173,198, net borrowings of $221,613, the issuance of common stock of $168,461 and issuance of preferred stock of $700,000. The primary uses of cash were acquisition of property, plant and

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

equipment of $123,206, accounts receivable increase of $127,501, an inventory increase of $210,195, reductions in accounts payable and accrued expenses of $250,803, dividend payments of
$48,340 on Preferred Stock and the acquisition of EMF of $674,890. The increase in inventory was a result of purchasing fused silica raw material that was previously provided as consignment inventory by our primary supplier as well. The reduction in accounts payable and accrued expense came from the timing of accounts payable expenses as well as a reduction in accrued expenses and accounts payable at EMF.

      The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures in the next six to nine months. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

Critical Accounting Policies and Estimates
      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2006. Except for the adoption of SFAS 123(R), we have not adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.
      The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock-Based Compensation
       Effective  October  1,  2006,  we  adopted  SFAS  123(R),
"Accounting for Stock Based Compensation." As a result, compensation costs are now recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question, determined using the Black Scholes option pricing model.

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS
159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.
 We are currently evaluating the impact of the provisions of SFAS 159 on our results of operations and financial position.

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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

ITEM 3    CONTROLS AND PROCEDURES

      As required by Rule 13a-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by the report and have determined that such disclosure controls and procedures are effective.
      There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

         On April 24, 2007, the Company was dismissed as a defendant from a previously reported wrongful death and loss of consortium action entitled Torrero v. Alcoa, Inc., et al in the Los Angeles (CA) Superior Court. The dismissal did not require the expenditure of any funds by the Company. On August 30, 2004, the Company had been served with a Summons and Complaint in that action which had been filed on August 19, 2004. In the case, the plaintiffs, Lucy Torrero and Juan Pedrosa Torrero, alleged that glass blanks manufactured and sold by the Company, along with the products or tools made and sold by approximately twenty other defendants including General Electric, ALCOA, Corning Incorporated and Raytheon, caused plaintiff Lucy Torrero to develop lung cancer and other injuries during her employment as an optical lens grinder and laborer by companies that purchased or used those products or tools. The plaintiffs sought compensatory and punitive damages aggregating approximately $31,500,000. The lawsuit was refiled as a wrongful death suit following the death of Lucy Torrero on April 11, 2006. As previously reported, the Company referred the matter to its commercial general liability insurance carriers which defended the Company under reservations of rights.

The Company has no other pending legal proceedings.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


ITEM 2    CHANGES IN SECURITIES

      On March 9, 2007, the company issued an aggregate of 1,555,540 shares of its Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 700,000 shares of Dynasil's Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Shares"). Dynasil had previously called all of the Series A Preferred Shares for redemption on March 9, 2007. All of the Series A Preferred Shares that had been called for redemption were converted to common stock.

ITEM 3    DEFAULTS ON SENIOR SECURITIES

    NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE


ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On May 14, 2007, the Company issued a press release announcing its financial results for its second quarter ending March 31, 2007. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits and index of Exhibits


     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     99.1  Press release, dated May 14, 2007, issued by  Dynasil
     Corporation of America announcing its financial results for the second quarter ending March 31, 2007.



     (b) Reports on Form 8-K

     -    On 3/12/07, a current report on Form 8-K Items 3.02 and
       8.01 for the conversion of the Series A Convertible Preferred Stock to common stock.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA

BY:  /s/ Craig T. Dunham                     DATED:    May 14, 2007
    ---------------------------------        --------------------
          Craig T. Dunham,
          President and CEO


      /s/ Laura Lunardo                       DATED:   May 14, 2007
    -----------------------------            --------------------
         Laura Lunardo
         Chief Financial Officer