Form 10QSB
period 2007-06-30
DYNASIL CORP OF AMERICA
filed 2007-08-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The Company had 6,116,526 shares of common stock, par value
$.0005 per share, outstanding as of July 30, 2007.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX



PART 1.   FINANCIAL INFORMATION                                 PAGE
                                                                ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007
            AND SEPTEMBER 30, 2006                                  3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006            4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            NINE MONTHS ENDED JUNE 30, 2007 AND 2006                5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              6


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                    11

  ITEM 3.   CONTROLS AND PROCEDURES                                 15


PART II.  OTHER INFORMATION                                         15

  ITEM 1.   LEGAL PROCEEDINGS                                       15

  ITEM 2.   CHANGES IN SECURITIES                                   15

  ITEM 3.   DEFAULTS ON SENIOR SECURITIES                           15

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     15

  ITEM 5.   OTHER INFORMATION                                       15

  ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                        16

      SIGNATURES                                                    16

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          June 30         September 30
                                          2007            2006
                                          (Unaudited)
                                          ----------      ----------

Current assets
   Cash and cash equivalents             $ 290,556         $ 352,139
   Accounts receivable, net of
    allowance for doubtful accounts of
    $19,993 and $12,530 for June 30,
    2007 and September 30, 2006,
    respectively                         1,272,152         1,086,394
   Inventories                           1,592,892         1,131,648
   Deferred tax asset                       87,400            61,500
   Prepaid expenses and
    other current assets                   215,772           128,957
                                        ----------        ----------
        Total current assets             3,458,772         2,760,638

   Property, Plant and Equipment, net    2,456,530           626,790

   Other Assets                             83,613            78,812
                                        ----------        ----------
        Total Assets                    $5,998,915        $3,466,240
                                        ==========        ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note payable to bank -
     Line of credit                       $368,290          $190,000
   Current portion - long term debt         99,634            72,482
   Accounts payable                        510,117           390,110
   Accrued expenses                        569,617           368,977
                                        ----------        ----------
        Total current liabilities        1,547,658         1,021,569

Long-term Debt, net                      1,569,127           593,889


Stockholders' Equity
   Common Stock, $.0005 par value,
    25,000,000 shares authorized,
    6,924,878 and 4,698,453 shares
    issued, 6,114,718 and 3,888,293
    shares outstanding                      3,463             2,350

   Preferred Stock, $.001 par
    value, 10,000,000  Shares
    authorized, -0- and 700,000
    Series A shares and 710,000
    and -0- shares Series B shares
    issued and outstanding for
    June 30, 2007 and September 30, 2006
    respectively, 10% cumulative,
    convertible                                710               700
   Additional paid in capital            2,980,931         2,100,098
   Retained earnings                       883,368           733,976
                                        ----------        ----------
                                         3,868,472         2,837,124

   Less 810,160 shares in treasury -
    at cost                               (986,342)         (986,342)
                                        ----------        ----------
        Total stockholders' equity       2,882,130         1,850,782
                                        ----------        ----------
        Total Liabilities and
         Stockholders' Equity           $5,998,915        $3,466,240
                                        ==========        ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended       Nine Months Ended
                                               June 30                   June 30
                                          2007        2006          2007          2006
                                      ----------    ---------    ----------     ----------
Sales                                 $2,584,519   $1,833,869    $8,124,031     $5,047,405
Cost of Sales                          1,776,432    1,164,997     5,785,706      3,307,189
                                      ----------    ---------    ----------     ----------
                                         808,087      668,872     2,338,325      1,740,216
Selling, general and administrative      680,900      501,159     2,021,685      1,414,458
                                      ----------    ---------    ----------     ----------
Income from Operations                   127,187      167,713       316,640        325,758
Interest expense - net                    19,110       21,638        52,780         60,882
                                      ----------    ---------    ----------     ----------
Income before Income Taxes               108,077      146,075       263,860        264,876

Income Tax                                 9,973        6,484        30,629         17,980
                                      ----------    ---------    ----------     ----------
Net income                             $  98,104    $ 139,591    $  233,231     $  246,896
                                      ==========    =========    ==========     ==========

Net income per share
  Basic                                    $0.02        $0.03         $0.03          $0.05
  Diluted                                  $0.01        $0.02         $0.03          $0.04

Weighted average shares outstanding    6,114,679    3,848,141     5,104,271      3,821,154


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Nine Months Ended
                                                                         June 30
                                                                  2007              2006
                                                            ----------       -----------
Cash flows from operating activities:
    Net income                                               $ 233,231        $  246,896
    Adjustments to reconcile net income
     to net cash provided by (used in)operating activities:
       Depreciation                                            253,656           153,000
       Amortization expense                                     12,222            19,640
       Gain on disposal of assets                                 -0-             (2,000)
       Stock based compensation                                 11,366              -0-
       Allowance for doubtful accounts                           7,463            13,632
 (Increase) decrease in:
         Accounts receivable                                    98,366           (24,049)
         Inventories                                          (386,033)         (298,317)
         Prepaid expenses and other current asset              (56,670)            3,383
    Increase (decrease) in:
         Accounts payable                                     (140,198)          101,267
         Accrued expenses                                      (18,909)            8,442
                                                            ----------       -----------
Net cash provided by operating activities                       14,494           221,894
                                                            ----------       -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment             (293,773)          (71,883)
Proceeds from sale of assets                                     -0-               2,000
Cash paid for acquisition of EMF                              (674,890)             -0-
                                                            ----------       -----------
Net cash used in investing activities                         (968,663)          (69,883)
                                                            ----------       -----------
Cash flows from financing activities:
Issuance of common stock                                       170,590            41,400
Issuance of preferred stock                                    700,000              -0-
Payments on long-term debt                                     (72,361)          (94,847)
Proceeds from refinanced long-term debt                        174,816               457
Payments on short-term debt                                   (227,277)          (57,445)
Proceeds from short-term debt                                  212,910              -0-
Preferred stock dividends paid                                 (66,092)          (52,500)
                                                            ----------       -----------
Net cash provided by (used in) financing activities            892,586          (162,935)
                                                            ----------       -----------
Net decrease  in cash                                          (61,583)          (10,924)

Cash - beginning of period                                     352,139           308,210
                                                            ----------       -----------
Cash - end of period                                         $ 290,556         $ 297,286
                                                            ==========       ===========
Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities:
   Acquisition of EMF Corporation
           Fair market value of current assets acquired      $ 468,300
           Property, plant and equipment                     1,789,621
       Fair market value of liabilities assumed             (1,063,031)
       Total cost of acquisition                             1,194,890
       Debt incurred to pay seller                            (520,000)
                                                             ---------
          Net Cash paid for EMF Corporation                   $674,890
                                                             ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(Continued)

                                                          2007     2006

   Reconciliation of debt refinancing activities:
     Proceeds of new loans for New Jersey operations  $   -0-   $449,346
           Repayment of old New Jersey Term Loan          -0-    448,889
                                                      --------  --------
         Net Proceeds of refinancing activity         $   -0-   $    457


         Preferred stock dividends declared           $83,842    $52,500
         Less dividends payable at June 30            (17,750)     -0-
                                                      --------  --------
         Net cash paid for dividends                  $66,092    $52,500


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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2006 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2007 and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 2007 and 2006, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2007 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     On October 2, 2006, Dynasil acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") of Ithaca, NY. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. EMF provides products and services to optics markets which are related to those served by Dynasil. Dynasil's financial statements at June 30, 2007, include the EMF results of operations since October 2, 2006.

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

Purchase price:

     Total consideration to seller           $1,100,000
     Acquisition costs incurred              $   94,890
                                             ----------
     Total purchase price                    $1,194,890

Purchase price allocation:

     Cash and cash equivalents               $   45,457
     Accounts receivable                        282,575
     Inventories                                 75,211
     Prepaid expenses and other
      current assets                             65,057
     Property and equipment                   1,789,621
     Current liabilities assumed             (  443,158)
     Other liabilities assumed               (   74,227)
     Debt assumed                            (  545,646)
                                             ----------
Net fair value of assets acquired             $1,194,890

The following is the proforma financial information of the Company for the nine months ended June 30, 2006 assuming the transaction had been consummated at the beginning of the fiscal year ended September 30, 2006:

                                        For the nine
                                         Months ended
                                        June 30, 2006
                                         (Unaudited)

Statement of Operations:
Revenues                                 $7,247,511
Cost of Sales                             4,885,913
Gross Profit                              2,361,598

Operating Expenses                        1,957,426
Income from Operations                      404,172
Interest Expense
81,525
Income before taxes                         322,647
Provision for income taxes                   21,443

Net Income                                 $301,204

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings per Share:
  Basic                                 $      0.05
  Diluted                               $      0.03

Note 3 - Debt

On October 2, 2006, in conjunction with the EMF acquisition, EMF entered into Mortgage Note and Line of Credit Note Agreements with Tompkins Trust Company ("TTC") which were guaranteed by Dynasil. The guaranteed loans include (a) a $1,050,000 principal amount commercial mortgage (the "mortgage") and (b) a $215,000 principal amount line of credit facility (the "line of credit"). Proceeds of the mortgage were used to repay certain EMF debts, to pay for part of the acquisition of EMF and for working capital purposes. Proceeds of the line of credit were used for general corporate purposes. The applicable borrowing documents were entered into at arms-length between EMF and Dynasil, on the one hand, and TTC, on the other hand, on commercial lending terms and conditions, including acceleration rights, events of default, TTC's rights and remedies and similar provisions that Dynasil believes are customary for commercial loans of this sort. In connection with the loan transactions, EMF and Dynasil executed and delivered to TTC customary forms of notes, mortgage, security agreement, assignment of leases and rents, and similar documents. The mortgage provides for repayment over a 20 year period at a fixed annual interest rate of 7.80% for the first 5 years, reset to a fixed annual interest rate of 2.80 percentage points over the Federal Home Loan Bank of New York Advance Rate for five-year maturities at five year intervals. The term loan is secured by a first mortgage on EMF's real estate, equipment, and fixtures, as well as Dynasil's guarantee. The line of credit has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over The Wall Street Journal Prime Rate of interest, which is adjusted monthly. It is secured by EMF's real estate, equipment and fixtures, as well as Dynasil's guarantee.

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories consisted of the following:

                                  June 30, 2007     September 30, 2006
                                 -----------------  ------------------
        Raw Materials                 $944,358          $600,451
        Work-in-Process                254,886           259,425
        Finished Goods                 393,648           271,772
                                       -------           -------
                                    $1,592,892        $1,131,648
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

     Effective October 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised
2004), "Share-Based Payment", ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on estimated fair values. We had previously applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations and provided the required pro forma disclosures of State of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") which was superceded by SFAS 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") in the adoption of SFAS 123(R).

     We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the nine months ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and
(b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-dated fair value estimated in accordance with the provisions of Statement 123(R).

     The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under Black-Scholes option pricing model:
                                                  June 30
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

     During the nine months ended June 30, 2007, 100,000 stock options were granted at prices ranging from $1.66 to $2.00 per share and 80,000 options were exercised. 20,000 of the granted stock options can not be exercised until January 2, 2008 and therefore the stock-based compensation expense will be recognized at that time if they become exercisable. The 80,000 options exercised had an exercise price of $0.40 per share with $32,000 paid in cash.

     For nine months ended June 30, 2007, total stock-based compensation charged to operations for option-based arrangements amounted to $11,366. At June 30, 2007, there was approximately $9,620 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

     During the nine months ended June 30, 2006, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 80,000 options were exercised. The 80,000 options exercised had an exercise price of $0.40 per share with $23,857 paid in cash and $8,143 relating to Mr. Dunham's 2005 fiscal year bonus.

       The company cancelled -0- and 90,000 options during the nine months ended June 30, 2007 and 2006, respectively.
Compensation expense relating to non-employee stock options granted during the nine months ended June 30, 2007 and 2006 were $-0-.

     The pro forma disclosures of net income and net income per share for the nine months ended June 30, 2006, as permitted by SFAS 123(R), are presented below:

                                                 Nine months ended
                                                    June 30, 2006
                                                     -----------
     Net income, as reported                           $246,896

     Add: Stock-based employee
     compensation expense included
     in reported net income                                -0-

     Less: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all options                                    (4,636)
                                                     -----------
     Pro forma net profit (loss)                      $242,260
                                                     ===========

     Actual net profit (loss)
     per common share                                 $   0.05

     Pro forma net profit (loss)
     per common share                                 $   0.05

DYNASIL CORPORATION OF AMERICA


ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     This is the third quarter of results after Dynasil Corporation of America ("Dynasil", the "Company" or "we") acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") of Ithaca, NY on October 2, 2006. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. EMF provides products and services to optics markets which are related to those served by Dynasil's historical operations. The Dynasil financial statements include the EMF results from October 2, 2006 through June 30, 2007. The results for time periods previous to October 2, 2006 do not include EMF except for pro forma financial information provided for the nine months ended June 30, 2006.

     Revenues for the third quarter of fiscal year 2007 which ended June 30, 2007 were $2,584,519, an increase of 40.9% over revenues of $1,833,869 for the quarter ended June 30,2006. Revenues for the nine months ended June 30, 2007 were $8,124,031, an increase of 60.9% over revenues of $5,047,405 for the nine months ended June 30, 2006. Net income for the quarter ended June 30, 2007 was $98,104 or $0.02 per share, compared with a net income of $139,591, or $0.03 per share, for the quarter ended June 30, 2006. Net income for the nine months ended June 30, was $233,231 or $0.03 per share, compared with a net income of $246,896 or $0.05 per share for the nine months ended June 30, 2006. Excluding the impact of the EMF acquisition for the three months ended June 30, 2007, revenues for our historical businesses were up 5% and net income was up 83%, from $139,351 to $254,944, compared to the three months ended June 30, 2006. Excluding the impact of the EMF acquisition and $11,366 of stock option expense, for the nine months ended June 30, 2007, revenues for our historical businesses were up 21% and net income was up 153%, from $246,896 to $625,442, compared to the nine months ended June 30, 2006. Strong revenue growth combined with continued process improvements drove those significant gains. Transitional and process improvement costs resulted in a loss at EMF for its third quarter with Dynasil. The EMF loss offset the outstanding improvements in our historical businesses. Management is clearly focused on the EMF improvements required to show continued improvement in 2007 and to deliver profitable results for fiscal year 2008. During quarter 3, we significantly improved manufacturing yields and reduced production downtime as we develop the disciplined processes required for EMF to consistently execute with excellent quality, service, and cost performance. We hired an EMF President with a strong operations and engineering background who started on July 11, 2007.

Results of Operations

      Revenues for the three months ended June 30, 2007 were $2,584,519, an increase of 40.9% over revenues of $1,833,869 for the quarter ended June 30, 2006. The revenue increase came from 5% organic growth in our historical businesses as well as the addition of EMF. Revenues for the nine months ended June 30, 2007 were $8,124,031, an increase of 60.9% over revenues of $5,047,405 for the nine months ended June 30, 2006.

      Cost of sales for the three months ended June 30, 2007 was $1,776,432 or 68.7% of sales, an increase of 5.2 percentage points from the three months ended June 30, 2006 of $1,164,997, or 63.5% of sales. Cost of sales for the nine months ended June 30, 2007 was $5,785,706 or 71.2% of sales, an increase of 5.7 percentage points from the nine months ended June 30, 2006 of $3,307,189, or 65.5% of sales. The higher cost of sales resulted primarily from EMF's costs.

DYNASIL CORPORATION OF AMERICA

The cost of sales for our historical businesses actually improved by 1.6 percent. The Company continues to implement cost reductions such as manufacturing yield improvements.

      Gross profit for the three months ended June 30, 2007 was $808,087, or 31.2% of sales, an increase of $139,215 over the three months ended June 30, 2006 of $668,872, or 36.5% of sales. Gross profit for the nine months ended June 30, 2007 was $2,338,325, or 28.7% of sales, an increase of $598,109 over the nine months ended June 30, 2006 of $1,740,216 or 34.5% of sales. Operational improvements at EMF are key to increasing our gross profit in the future.

      Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2007 were $680,900 or 26.3% of sales, a decrease of 1.0 percentage points from the three months ended June 30, 2006 of $501,159 or 27.3% of sales. SG&A expenses for the nine months ended June 30, 2007 were $2,021,685 or 24.8% of sales, a decrease of 3.2 percentage points from the nine months ended June 30, 2006 of $1,414,458 or 28.0% of sales. The changes in SG&A expenses and percentages resulted primarily from the impact of the acquisition of EMF.

      Net interest expense for the three months ended June 30, 2007 was $19,110, compared to $21,638 for the three months ended June 30, 2006. Net interest expense for the nine months ended
June 30, 2007 was $52,780 compared to $60,882 for the nine months ended June 30, 2006. Additional EMF interest expense of $61,434 that is allocated to cost of goods sold and SG&A expense resulting in total net interest expense for the nine months ended June 30, 2007, of $114,214, which is an increase of $53,332 for the nine month period. The increase in combined interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the EMF acquisition.

      Net income for the three months ended June 30, 2007 was $98,104 or $0.02 in basic earnings per share, which is down $41,487 from net income for the three months ended June 30, 2006 of $139,591 or $.03 in basic profit per share. Net income for the nine months ended June 30, 2007 was $233,231 or $0.03 per share, compared with a net income of $246,896 or $0.05 per share for the nine months ended June 30, 2006. Strong gross margin results drove an 83% net income increase for our historical businesses in the third quarter. Losses at EMF more than offset these improvements and consequently, we have a strong focus at EMF improving our processes and delivering profitability.

     The Company had a $9,973 provision for Massachusetts income taxes for the quarter ended June 30, 2007 and a $6,484 provision for the quarter ended June 30, 2006. The Company had a $30,109 provision for Massachusetts income taxes for the nine months ended June 30, 2007 and a $17,980 provision for the nine months ended June 30, 2006. As of September 30, 2006, the Company had approximately $900,000 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company had approximately $550,000 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

      Cash decreased by $61,583 for the nine months ended June 30, 2007. The primary sources of cash were net income of $233,231, depreciation and amortization expenses that aggregated $265,878, net borrowings of $88,088, the issuance of common stock of $170,590 and issuance of preferred stock of $700,000. The primary uses of cash were acquisition of property, plant and

DYNASIL CORPORATION OF AMERICA

equipment of $293,733, an inventory increase of $386,033, reductions in accounts payable and accrued expenses of $159,107, dividend payments of $66,092 on Preferred Stock and the acquisition of EMF of $674,890. The increase in inventory was a result of purchasing fused silica raw material that was previously provided on a consignment basis by our primary supplier. The reduction in accounts payable and accrued expense came from the timing of accounts payable expenses as well as a reduction in accrued expenses and accounts payable at EMF.

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

Critical Accounting Policies and Estimates
      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2006. Except for the adoption of SFAS 123(R), we have not adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.
      The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
      Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers' instructions, the sales price is fixed and determinable, and collections are reasonably assured.
Valuation of Long-Lived Assets
      We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined that there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that a portion of our long-lived assets is impaired. Such a determination could result in non-cash charges to income that could materially and adversely affect the Company's financial position or results of operations for that period.
Estimating Allowances for Doubtful Accounts Receivable
      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions

DYNASIL CORPORATION OF AMERICA

established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.
Valuation of Deferred Tax Assets
      We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company believes that some of these carryforwards will be realized, and has adjusted the valuation allowance accordingly as outlined in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of provisions of SFAS 159 on our results of operations and financial position.

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

DYNASIL CORPORATION OF AMERICA

financing, the effect of governmental regulation and other matters. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As required by Rule 13a-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by the report and have determined that such disclosure controls and procedures are effective.
      There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

     NONE

ITEM 2    CHANGES IN SECURITIES

     NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

     NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On August 14, 2007, the Company issued a press release announcing its financial results for its third quarter ending June 30, 2007. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to
Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

DYNASIL CORPORATION OF AMERICA



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits and index of Exhibits


     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     99.1  Press  release,  dated August  14,  2007,  issued  by
     Dynasil Corporation of America announcing its financial results for the third quarter ending June 30, 2007.

     10.1 Offer letter to Marcella Backer as EMF President effective July 10, 2007.

     10.2  Amendment to Margaret Shay employment agreement dated
           June 15, 2007.



     (b) Reports on Form 8-K

          NONE



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Craig T. Dunham                     DATED: August 14, 2007
         ---------------------------------               --------------------
          Craig T. Dunham,
          President and CEO


          /s/ Laura Lunardo                       DATED: August 14, 2007
        -----------------------------                    --------------------
         Laura Lunardo
         Chief Financial Officer