Form 10KSB
period 2007-09-30
DYNASIL CORP OF AMERICA
filed 2007-12-20
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
    ACT for the transition period from _______ to _______

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year:
$10,794,650.

The Company's common stock is quoted on the NASDAQ OTC Bulletin
Board under the symbol "DYSL.OB".   The estimated aggregate
market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 3, 2007 was $5,464,444. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $1.55 per share as of December 3, 2007.

The Company had 6,118,497 shares of common stock, par value
$.0005 per share, outstanding as of December 3, 2007.

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

     On October 2, 2006, we acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") in Ithaca, NY. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting. This acquisition increased our fiscal year 2007 revenues by approximately 37%.

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

     Our products are distributed through direct sales and delivered by commercial carriers. We have nine sales and marketing people who handle all sales. We also use manufacturer's representatives in various foreign countries for international sales. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

     We compete for business in the optics industry primarily with fabricators of industrial optical materials, other optical components manufacturers and other optical coaters. Market share in the optics industry is largely a function of quality, price and speed of delivery. We believe that we compete effectively in all three areas.

     Our largest supplier is Corning Incorporated.

     We presently have over 400 customers with approximately 32% of our business concentrated in our top 10 customers. Our five largest customers accounted for approximately 6.1%, 4.2%, 3.8%, 3.6% and 3.4%, respectively, of our revenues during fiscal year 2007. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part, quantity and quality. Orders are normally filled over a period ranging from one to six weeks. We have blanket orders that call for monthly deliveries of a predetermined amount.

     We have no patents or patent applications filed or pending.

     Other than federal, state and local environmental and safety laws as well as ITAR and FDA requirements, our operations are not subject to direct governmental regulation. We do not have any pending notices of environmental violations and are aware of no potential violations. There are no buried storage tanks on our properties. Environmental costs for fiscal year 2007 did not exceed $50,000.

     Our research and development activities primarily involve new product development, changes to our manufacturing process and the introduction of improved methods and equipment.
Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses.

     Our total work force consists of 80 employees: 9 administrative; 9 sales; 10 engineering, and 52 manufacturing personnel. The operations are non-union.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Facilities

     We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey 08091. The building includes optical materials fabrication and administrative offices and is situated on a 3.686-acre site. We also lease a 10,000 square foot building in Ayer, MA from a related party with a lease that expires in March 2013. As part of the EMF acquisition, we acquired a 44,000 square foot facility in Ithaca, New York. We believe the properties are in satisfactory condition and suitable for our purposes. The New Jersey and New York properties are mortgaged as collateral against notes payable to banks.

ITEM 3.  LEGAL PROCEEDINGS

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Fourth Quarter of the Fiscal Year covered by this report, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

                                  PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2006 and September 30, 2007 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       2006
       First              $0.89                 $0.70
       Second              0.91                  0.55
       Third               0.90                  0.52
       Fourth              0.85                  0.55

       2007
       First              $1.85                 $0.63
       Second              1.71                  1.20
       Third               1.93                  1.27
       Fourth              1.70                  0.92


     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

The "high" and "low" sale prices for trades of the Company's
Common stock on the OTC bulletin board were as follows for each quarterly period:

  Fiscal Quarter        High Sale Price       Low Sale Price
  --------------        --------------        -------------
       2006
       First              $0.89                 $0.70
       Second              0.99                  0.55
       Third               1.01                  0.53
       Fourth              0.99                  0.60

       2007
       First              $1.99                 $0.65
       Second              1.75                  1.20
       Third               1.95                  1.28
       Fourth              1.74                  0.92

     As of September 30, 2007 there were 6,116,523 shares of common stock outstanding held by approximately 500 holders of record of the Common Stock of the Company (including shareholders whose stock is held in street name and who have declined disclosure of such information).

     The Company has paid no cash dividends on its common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on its common stock in the foreseeable future.

Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore. Preferred Stock dividends of $101,590 and $70,000 were paid during the years ended September 30, 2007 and 2006 respectively.

     The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants and options to officers, directors, employees and consultants to purchase up to 2,250,000 shares of the Company's common stock. At September 30, 2007, 1,105,614 shares of common stock are available for issuance under the Plans. Options are generally exercisable at the fair market value on the date of grant over a five-year period. To date, options have been granted at exercise prices ranging from $.40 to $4.25 per share. On September 30, 2007, 281,459 options were outstanding.

     The securities authorized for issuance under equity compensation plans are set forth in a tabular format in response to Item 11.

     The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares had been reserved for issuance. Of these, 147,400 shares have been purchased by employees at purchase prices ranging from $.06 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

     On September 19, 2000 the Company filed a Form S-8 with the United States Securities and Exchange Commission to register the shares associated with the Stock Incentive Plans and the Employee Stock Purchase Plan. Prior to that date the shares were restricted and subject to the holding periods of Rule 144.

     On September 23, 2004, the Company entered into a Subscription Agreement with Mr. Craig T. Dunham pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of Dynasil's common stock at $0.15 per share for $150,000 including a Stock Purchase Warrant pursuant to which Mr. Dunham may acquire, at any time prior to January 31, 2008, up to an additional 1,200,000 shares of the Company's common stock at an exercise price of $0.225 per share dependent upon certain conditions.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
              RESULTS OF OPERATIONS

      The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.

General Business Overview

     Fiscal year 2007 was another year of significant progress for Dynasil. Compared to fiscal year 2006, revenues increased by 55.6% to $10.8 million, net income increased by 17.8% to $542,000, and the EMF acquisition was completed on the first business day of fiscal year 2007. Management is pleased with the results compared to a starting point of $2.3 million in revenues and a $176,000 loss for fiscal year 2004. Excluding the impact of the EMF acquisition and $11,366 of stock option expense, fiscal year 2007 revenues for our historical businesses were up 15% and net income was up 100%, from $460,000 to $922,000, compared to fiscal year 2006. Strong revenue growth combined with continued process improvements drove those substantial gains. The EMF acquisition significantly increased our optical coating capabilities, it added 37% to fiscal year 2007 revenues, and EMF also became profitable during the fourth quarter. Transitional and process improvement costs resulted in a loss at EMF for its first three quarters with Dynasil which offset the outstanding improvements in our historical businesses. We have significantly improved manufacturing yields and reduced production downtime as we develop the disciplined processes required for EMF to consistently execute with excellent quality, service, and cost performance. The markets for our optical materials, coatings and components businesses currently appear to be sound and our businesses appear to be gaining market share. We remain focused on continuing to effectively execute our internal growth as well as growing through further acquisitions and strategic alliances.

Results of Operations

          Revenues for the fiscal year ended September 30, 2007 were $10,794,650. This represents an increase of 55.6% over revenues for the fiscal year ended September 30, 2006 of $6,936,631. The revenue increases were driven by 15% organic growth in both our optical components and materials businesses as well as inclusion of the EMF acquisition. For organic growth, we continue to focus on retaining our existing customers by consistently meeting their requirements while gaining market share and penetrating adjacent markets.

     Cost of sales for the fiscal year ended September 30, 2007 was $7,498,691, or 69.4% of sales, versus $4,500,791 or 64.8% of sales for fiscal year ended September 30, 2006. Gross profit increased to $3,295,959, or 30.6% of sales, for fiscal year 2007 from $2,435,840 or 35.2% of sales for fiscal year 2006. The higher cost of sales resulted primarily from the addition of EMF's costs. The gross profit for our historical businesses actually improved by 1.6 percentage points. The Company continues to implement cost reductions such as manufacturing yield improvements. Operational improvements at EMF are key to increasing gross profit in the future.

      Selling, general and administrative ("SG&A") expenses increased to $2,708,886 or 25% of sales for fiscal year 2007 from $1,911,283 or 27.5% of sales for fiscal year 2006. The changes in SG&A expenses and percentages resulted primarily from the impact of the acquisition of EMF.

     Interest Expense-net, increased to $153,523 or 1.42% of sales for fiscal year 2007 from $64,376 or 0.9% of sales for fiscal year 2006. The increase in combined interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the EMF acquisition.

     For fiscal year 2007, the Company had a net income tax benefit of $108,460. After the utilization of current net operating loss carry-forwards, the Company had a $20,240 net current provision for fiscal year 2007 income taxes, largely related to Optometrics' profits in Massachusetts. This was offset by a $128,700 increase in the deferred tax asset to recognize that the Company's return to profitability means that the Company's net operating loss carry-forwards are likely to have future value. Current federal and some New Jersey state taxes for fiscal year 2007 were offset by utilization of net operating loss carry-forwards. As of September 30, 2007 we have approximately $674,000 of net operating loss carry-forwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $586,000 of net operating loss carry-forwards to offset certain future New Jersey and New York state taxable income, expiring in various years through 2013.

     The Company had net income of $542,010 for the year ended September 30, 2007 compared to net income of $460,156 for the fiscal year ended September 30, 2006. Our historical optical materials business showed significant profitability improvement and the results included a full year of strong Optometrics profitability. Strong gross margin results drove a 100% net income increase for our historical businesses in fiscal year 2007. Losses at EMF offset these improvements the first three quarters and Management was pleased to deliver profitable results for EMF in the fourth quarter. The income tax benefit of $108,460 was also a significant addition to net income.

Liquidity and Capital Resources

     The net cash increase for fiscal year 2007 was $144,809 compared to $43,929 for fiscal year 2006.

     Net cash provided by operating activities was $324,043 for fiscal year 2007 versus $403,365 for fiscal year 2006. Net income was $542,010, depreciation/ amortization added back $368,771, accounts receivable decreased by $156,185, and prepaid expenses decreased by $37,565. A $625,861 inventory increase was the largest factor impacting net cash from operating activities. The inventory increase was due in large part to the elimination of consignment inventory by our largest supplier as well as the addition of EMF.

     Cash flows used in investing activities were ($1,056,612) for fiscal year 2007 compared to ($154,233) for fiscal year 2006. Cash paid for the EMF acquisition and acquisition costs was $674,890 during fiscal year 2007. Capital expenditures to purchase property, plant and equipment of $374,491 for fiscal year 2007 compared to $93,140 for 2006.

     Cash flows from (used in) financing activities were $877,378 for fiscal year 2007 and ($205,203) for fiscal year 2006. Cash from financing activities for fiscal year 2007 came largely from the net sale of $700,000 of Preferred stock and $386,686 of proceeds from bank financing which were completed as part of the EMF acquisition. Cash used in financing activities for 2007 was primarily used to reduce bank debt by $272,182 and to pay $101,590 of preferred stock dividends.

Cash from 2007 issuance of common stock was $164,464 which came primarily from the exercise of stock options and warrants.

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


STRATEGIC PLAN

Mission
The mission of Dynasil Corporation is to be recognized as a premier manufacturer of photonic components, materials, and coatings; to achieve financial results which are consistently superior to those of its peers; and to be regarded by its employees as an outstanding place to work. Dynasil strives to achieve the highest level of customer service and product quality and to maximize shareholder value.

Financial Objectives
   - Perform in the top 25% of peer group companies with respect to:
   - 4 year compound annual growth rate in diluted earnings per share
   - Return on equity
   - Revenues exceeding $100 million by 2016

Ethics Policy
Dynasil has a policy of requiring adherence to the highest ethical standards in all its dealings with customers, vendors, employees and stockholders. Ethical behavior includes the principals of integrity, fairness, respect, openness, and obeying all laws.

Operations Strategy
The Company is organized into highly competitive, semi-autonomous business units which are focused on customers and meeting key business goals. Each business unit is led by a General Manager with overall responsibility for their unit results as well as managing the interfaces with other business units and the corporate staff. The company seeks to foster a high level of employee involvement, motivation, and profit sharing participation.

A small corporate staff will focus on adding value by centralizing a few selected activities and by developing key competencies within the business units including:
- Provide overall corporate leadership and coordination
- Provide cost effective financial reporting, tax compliance, investor relations, SEC compliance, legal support, and fund raising to support growth.
- Identify , structure, and coordinate acquisition activities to support growth objectives.
- Facilitate cooperation and coordination between business units such as working together to maximize overall effectiveness of sales and marketing.
- Identify transferable skills within the business units and use them to help other business units (such as sharing a Laser Safety Officer). Some of the corporate functions may be performed by skilled people within one of the business units.
- Purchase shared items, such as insurance, where consolidated purchasing delivers savings.
- Coordinate Human Resource policies, high level recruiting, and provide business unit assistance with HR issues.
- Implement key corporate competencies in the business units to support organic growth by teaching and consulting to include:
- Clear focus by defining a few, key business objectives; prioritizing the projects to best meet those objectives; setting individual goals;
  consistently communicating updates; and sharing in the profits.
- Disciplined manufacturing and business processes.
- Market understanding, strategy process, and identification of a few high growth projects.
- Continuous revenue growth and operations improvements.

Acquisitions
The Company will aggressively pursue additional acquisitions to enhance growth. A goal of one acquisition per year will be targeted using two sets of criteria:

- Mature photonics companies with moderate growth prospects and strong cash flow potential.
- Photonics acquisitions or strategic alliances with a high upside for growth potential.

"Off Balance Sheet" Arrangements

     The Company has no "Off Balance Sheet" arrangements.

Critical Accounting Policies and Estimates
      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2006. Except for the adoption of SFAS 123(R), we have not adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

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

Valuation of Deferred Tax Assets
      We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company believes that some of these carryforwards will be realized, and has adjusted the valuation allowance accordingly as outlined in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

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

ITEM 7.  FINANCIAL STATEMENTS


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM



To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

      We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey
December 14, 2007

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2007 AND 2006

                                     ASSETS

                                                            2007            2006
                                                        ----------      ----------
Current assets
   Cash and cash equivalents                            $  496,948      $  352,139
   Accounts receivable, net of allowance for doubtful
     accounts of $98,863 for 2007 and $12,840 for 2006   1,284,844       1,086,394
     and sales returns of $30,790 for 2007 and $36,215
     for 2006
   Inventories                                           1,832,720       1,131,648
   Deferred tax asset                                      216,100          61,500
   Prepaid expenses and other current assets               130,548         128,957
                                                        ----------      ----------
        Total current assets                             3,961,160       2,760,638

Property, Plant and Equipment, net                       2,436,517         626,790

Other Assets, net                                           88,698          78,812
                                                        ----------      ----------
        Total Assets                                    $6,486,375      $3,466,240

                                                        ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
   Note payable to bank                                 $  311,870       $ 190,000
   Current portion of long-term debt                        99,237          72,482
   Accounts payable                                        684,208         390,110
   Accrued expenses and other current liabilities          587,872         368,977
                                                        ----------      ----------
   Total current liabilities                             1,683,187       1,021,569

Long-term Debt, net                                      1,626,980         593,889

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 6,926,683 and 4,698,453 shares issued,
    6,116,523 and 3,888,293 shares outstanding
    for 2007 and 2006, respectively                         3,464            2,350
   Preferred Stock, $.001 par value, 10,000,000
     Shares authorized, 710,000 and 700,000 shares issued
     and outstanding for 2007 and 2006 respectively,
     10% Cumulative, Convertible                              710              700
   Additional paid in capital                           2,983,490        2,100,098
   Retained earnings                                    1,174,396          733,976
                                                        ----------      ----------
                                                        4,162,550        2,837,124
   Less 810,160 shares of treasury stock, at cost        (986,342)        (986,342)
                                                        ----------      ----------
        Total stockholders' equity                      3,176,208        1,850,782
                                                        ----------      ----------
        Total Liabilities and Stockholders' Equity     $6,486,375       $3,466,240
                                                        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                                    2007         2006
                                                 ----------   ----------

Net sales                                       $10,794,650   $6,936,631
Cost of sales                                     7,498,691    4,500,791
                                                 ----------   ----------
Gross profit                                      3,295,959    2,435,840

Selling, general and administrative expenses      2,708,886    1,911,283
                                                 ----------   ----------
Income from operations                              587,073      524,557

Interest expense, net                              (153,523)    ( 64,376)
                                                 ----------   ----------
Income before income taxes                          433,550      460,181

Income tax (expense) benefit                        108,460       (   25)
                                                 ----------   ----------
Net income                                       $  542,010    $ 460,156
                                                 ==========   ==========


Basic net income per common share                 $   0.08     $    0.10
Diluted net income per common share               $   0.07     $    0.07
                                                 ==========   ==========




The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                   Additional
                    Common      Common     Preferred   Preferred    Paid-in
                    Shares      Amount     Shares       Amount      Capital
                    ---------   ------     ---------   ---------    ---------

Balance,
October 1, 2005     4,566,946   $2,283       700,000    $   700    $2,042,635


Issuance of shares
of common stock
under employee
stock purchase
plan                      739        1          -0-         -0-           530

Issuance of shares
of common stock in
lieu of compensation
to directors            2,817        1          -0-         -0-         1,999

Issuance of shares
of common stock
under stock
option plan            99,640       51          -0-         -0-        39,805

Stock based
compensation           28,311       14          -0-         -0-        15,129

Stock based
compensation           28,311       14          -0-         -0-        15,129

Preferred stock
dividends paid            -0-       -0-         -0-         -0-           -0-

Net income                -0-       -0-         -0-         -0-           -0-
                    ---------   ------     ---------   ---------    ---------
Balance,
September 30, 2006  4,698,453   $2,350      $700,000    $  700     $2,100,098

Issuance of shares
of common stock
under employee
stock purchase
plan                      497      -0-           -0-         -0-          529


Issuance of shares
of common stock in
lieu of compensation
to directors            3,289        2          -0-         -0-         4,998


Issuance of shares
of common stock
under stock
option plan            80,000       40          -0-         -0-        31,960

Issuance of shares
of common stock
under stock
warrant plan          586,373      293          -0-         -0-      131 ,642

Issuance of shares
of Series B
preferred stock
net of issuance
costs of $10,000         -0-       -0-       710,000        710       699,290

Issuance of shares
of common stock
for conversion of
Series A
preferred stock     1,555,540      778      (700,000)      (700)         (78)


Stock based
compensation
charged to
operations for
option based
arrangements              -0-      -0-           -0-         -0-       11,366

Stock based
compensation            2,531       1            -0-         -0-        4,175

Preferred stock
dividends paid            -0-      -0-           -0-         -0-          -0-

Net income                -0-      -0-           -0-         -0-          -0-
                    ---------   ------     ---------   ---------    ---------
Balance,
September 30, 2007  6,926,683    $3,464      710,000     $  710     $2,983,980
                    =========    ======      =======      =====     ==========

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005 (continued)

                                    Treasury Stock             Total
                   Retained      -----------------------    Stockholders'
                   Earnings        Shares      Amount         Equity
                   --------      ---------   ----------    -------------
Balance,
October 1, 2005    $343,820        810,160   $(986,342)      $1,403,096

Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-          -0-                531

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-          -0-              2,000

Issuance of shares
of common stock
under stock
option plans         -0-            -0-          -0-             39,856

Stock based
compensation         -0-            -0-          -0-             15,143

Preferred stock
dividends paid     (70,000)         -0-          -0-            (70,000)

Net income         460,156          -0-          -0-            460,156
                   --------      ---------   ----------    -------------
Balance,
September 30,
2006               733,976        810,160    $(986,342)      $1,850,782



Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-          -0-                529

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-          -0-              5,000

Issuance of shares
of common stock
under stock
option plan          -0-            -0-          -0-             32,000

Issuance of shares
of common stock
under stock
warrant plan         -0-            -0-          -0-            131,935

Issuance of shares
of Series B
preferred stock
net of issuance
costs of $10,000     -0-            -0-          -0-            700,000

Issuance of shares
of common stock
for conversion
of Series A
preferred stock      -0-            -0-          -0-              -0-

Stock based
compensation
charged to
operations for
option based
arrangements         -0-            -0-          -0-             11,366


Stock based
compensation         -0-            -0-          -0-              4,176

Preferred stock
dividends paid    (101,590)         -0-          -0-           (101,590)

Net income         542,010          -0-          -0-            542,010
                   --------      ---------   ----------    -------------
Balance,
September 30,
2007              1,174,396       810,160    $(986,342)      $3,176,208
                  =========      =========   ==========    =============

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

Cash flows from operating activities:
    Net income                                   542,010          $460,156
    Adjustments to reconcile net
     income to net cash
     provided by operating activities
       Stock compensation expense                 20,542            15,143
       Provision for doubtful accounts
        and sales returns                        (72,060)           30,044
       Depreciation and amortization             368,771           222,185
       Deferred taxes                           (128,700)          (37,250)
      (Gain) Loss on Disposal of assets              (17)            2,098
      (Increase) decrease in:
         Accounts receivable                     156,185          (239,063)
         Inventories                            (625,861)         (289,499)
         Prepaid expenses and
          other current assets                    37,565            35,034
       Increase (decrease) in:
         Accounts payable and accrued expense     25,608           204,517
                                               ---------       -----------
Net cash provided by operating activities        324,043           403,365
                                               ---------       -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment  (374,491)          (93,140)
    Proceeds from sale of fixed assets             1,825             2,000
    Cash paid for acquisition of EMF            (580,000)              -0-
     Cash paid for acquisition costs             (94,890)          (63,693)
     Other assets                                 (9,056)              600
                                               ---------       -----------
Net cash used in investing activities         (1,056,612)         (154,233)
                                               ---------       -----------
Cash flows from financing activities:
     Issuance of common stock                    164,464            42,387
     Issuance of preferred stock                 700,000               -0-
     Proceeds from short-term debt               211,870               -0-
     Proceeds from long-term debt                174,816               -0-
     Repayment of long-term debt                 (97,021)         (110,744)
     Repayment of note payable to bank          (175,161)          (60,000)
     Deferred financing costs incurred             -0-             ( 6,846)
     Preferred stock dividends paid             (101,590)          (70,000)
                                               ---------       -----------
Net cash provided by (used in)
 financing activities                            877,378          (205,203)
                                               ---------       -----------
Net increase in cash and cash equivalents        144,809            43,929
Cash and cash equivalents, beginning             352,139           308,210
                                               ---------       -----------
Cash and cash equivalents, ending              $496,948        $   352,139
                                              ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

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

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries, Optometrics Corporation, Dynasil International Incorporated, Hibshman Corporation, and Evaporated Metal Films Corp ("EMF"). All significant intercompany transactions have been eliminated.

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


Purchase price:

     Total consideration to seller                $1,100,000
     Acquisition costs incurred                   $   94,890
                                                  ----------
                                                  $1,194,890

Purchase price allocation:


     Cash and cash equivalents                    $   45,457
     Accounts receivable                             282,575
     Inventories                                      75,211
     Prepaid expenses and other current assets        65,057

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 1 - Summary of Significant Accounting Policies

     Property and equipment                        1,789,621
     Current Liabilities assumed                   (443,158)
     Other liabilities assumed                     ( 74,227)
     Debt assumed                                  (545,646)
                                                  ----------
Net fair value of assets acquired                 $1,194,890

The following is the proforma financial information of the Company for the year ended September 30, 2006, assuming the transaction had been consummated at the beginning of the year ended September 30, 2006:

                                             For the year ended
                                         September 30, 2006
                                             (Unaudited)

Statement of Operations:
Revenues                                     $9,781,588
Cost of Sales                                 6,724,079
Gross Profit                                 $3,057,509

Operating Expenses                            2,592,510
Income from Operations                          464,999
Interest and other expense                     (147,352)
Income before taxes                             317,647
Income tax benefit                               30,712
                                             ----------
Net Income                                    $ 348,359

Earnings per share:
     Basic                                       $ 0.09
     Diluted                                     $ 0.06

Revenue Recognition

     The Company records sales revenue upon shipment to customers as the terms are generally FOB shipping point at which time title and risk of loss have been transferred to the customer, pricing is fixed or determinable and collection of the resulting receivable is reasonably assured. Returns of products shipped are and have historically not been material. Optometrics and EMF, however, provide an allowance for sales returns based upon historical experience. The Company also provides an allowance for doubtful accounts based on historical experience and a review of its receivables.

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

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

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

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended September 30, 2007 and 2006.

Other Assets

     Other assets include an intangible asset consisting of the acquired customer base of Optometrics, LLC and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the respective asset, or seven years. It is the Company's policy to assess, periodically, the carrying amount of its intangible assets to determine if there has been an impairment to their carrying value. There was no impairment at September 30, 2007. Other assets also include deferred financing costs which are amortized using the straight-line method over 5, 7 and 20 years.

Advertising

       The   Company  expenses  all  advertising  as   incurred.
Advertising expense for the years ended September 30, 2007 and 2006 was $118,713 and $94,960.

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

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 1 - Summary of Significant Accounting Policies

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

     Common stock options of 281,459 and 261,459,common stock warrants of 613,627 and 1,200,000 and convertible preferred stock shares of 710,000 and 700,000 as of September 30, 2007 and 2006 represent common stock equivalents included in the calculation of the diluted net income per common share. The computation of basic and diluted net income per common share is as follows:

                                                      2007        2006
                                                    ---------  ----------

    Net income                                      $ 542,010    $460,156
    Less:  Preferred stock dividends                $(101,590)    (70,000)
                                                    ---------  ----------
    Income allocable to common shareholders         $ 440,420    $390,156

    Weighted average shares outstanding
     Basic                                          5,357,285   3,829,198
     Effect of dilutive securities
       Stock Options                                   67,292      43,297
       Stock Warrants                                 531,199     862,500
       Convertible Preferred Stock                    520,352     680,555
                                                    ---------  ----------
     Dilutive                                       6,479,128   5,415,550


Stock Based Compensation

     Prior to October 1, 2006, the Company accounted for stock options issued under the Plan under the recognition and measurements provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting FOR stock Based Compensation ("SFAS No. 123").

     Effective October 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised
2004), "Share-Based Payment", ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on estimated fair values. We had previously applied

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 1 - Summary of Significant Accounting Policies
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") which was superceded by SFAS 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") in the adoption of SFAS 123(R).

     We elected to adopt the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the year ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-dated fair value estimated in accordance with the provisions of Statement 123(R).

     The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The proforma disclosures of net income and net income per share for the year ended September 30, 2006, as permitted by SFA8 123(R) are presented below:

                                                       2006
                                                      --------
     Net income, as reported                         $460,156
     Add:  Stock-based employee compensation
           expense included in reported net income       -0-
     Less: Total stock-based employee
          compensation expense determined under
          fair value based method for all options     ( 4,636)
                                                    ----------
     Pro forma net income                           $ 455,520

     Net income per common share, as reported
       Basic                                           $ 0.10
       Diluted                                         $ 0.07
      Pro forma net income per common share
        Basic                                          $ 0.10
        Diluted                                        $ 0.07

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

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 1 - Summary of Significant Accounting Policies
Concentration of Credit Risk

     The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2007 and 2006, approximately $261,032 and $300,581 or 20% and
28% of the Company's accounts receivable are due from foreign sales.

     The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007, the Company's uninsured bank balances totaled $310,925. The Company has not experienced any significant losses on its cash and cash equivalents

Recent Accounting Pronouncements

The   following   is   a   summary   of   recent   authoritative
pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the provisions of SFAS 159 on the Company's results of operations and financial position.

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

Note 2 - Inventories

     Inventories at September 30, 2007 and 2006 consisted of the following
                                  2007              2006
                              -----------        ------------
          Raw Materials       $1,145,249            $600,451
          Work-in-Process        336,203             259,425
          Finished Goods         351,268             271,772
                              -----------        ------------
                                1,832,720         $1,131,648
                              ===========        ============

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 3 - Property, Plant and Equipment

     Property, plant and equipment at September 30, 2007 and
2006 consist of the following:
                                            2007           2006
                                         -----------  ------------
          Land                          $    40,450    $       261
          Building and improvements       1,674,702      1,053,763
          Machinery and equipment         4,300,534      2,886,666
          Office furniture and fixtures     237,932        209,479
          Transportation equipment           53,419         53,419
                                         -----------  ------------
                                          6,307,037      4,203,588
          Less accumulated depreciation   3,870,520      3,576,798
                                         -----------  ------------
                                        $ 2,436,517    $   626,790
                                         ===========  ============
     Included  in  the  cost  of  machinery  and  equipment   at
September 30, 2007 and 2006 is $47,984 representing the cost  of
assets   under   capitalized  lease  obligations.    Accumulated
depreciation at September 30, 2007 and 2006 for the capitalized leases was $22,338 and $13,691.

     Depreciation expense for the years ended September 30, 2007 and 2006 was $352,578 and $207,016 of which $8,647 and $9,846 represents depreciation of assets under capitalized lease obligations.

Note 4 - Other Assets
     Other assets at September 30, 2007 and 2006 consist of the following:

                                                      2007        2006
                                                 -----------  ------------
      Deferred financing costs                    $   58,034   $  41,010
      Loan origination fees                            6,846       6,846
      Intangible asset - acquired customer base       78,414      78,414
      Other assets                                     9,055         -0-
                                                 -----------  ------------
                                                     152,349     126,270
      Less accumulated amortization                   63,651      47,458
                                                 -----------  ------------
                                                    $ 88,698   $  78,812
                                                 ===========  ============

     Amortization expense for the years ended September 30, 2007 and 2006 was $16,193 and $15,169.

Note 5 - Debt
     On January 5, 2006, Dynasil Corporation of America entered into loan agreements permitting borrowings up to a total of $649,345 with Susquehanna Bank ("Susquehanna Bank"). The terms of the Loan Agreements provide the Company with a $449,345 term loan (the "Term Loan") and a $200,000 revolving credit facility (the "Line of Credit"). The proceeds were used to refinance the term note for the New Jersey real estate and for general working capital purposes.
     On March 8, 2005, Optometrics Corporation ("Optometrics") entered into loan agreements permitting borrowings up to a total of $700,000 with Citizens Bank of Massachusetts ("Citizens Bank") in connection with the acquisition of Optometrics, LLC of which the initial borrowing was $550,000. The terms of the Loan Agreements provide the Company with a $300,000 term loan (the "Citizens Term Loan") and a $400,000 revolving credit facility (the "Citizens Line of Credit"). The proceeds were used to payoff the debt of the former Optometrics, LLC, to fund the acquisition, and for general working capital purposes.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 5 - Debt (continued)
Dynasil Corporation of America has guaranteed the debt of Optometrics to Citizens Bank and those loans are guaranteed and partially collateralized by a second lien position on the
Company's operating assets in New Jersey. Citizens Bank has agreed subordinated its second lien position to permit the
Susquehanna Bank loan facilities. Susquehanna Bank also has modified the standard terms and conditions of its business loan agreement form to take account of and not conflict with the terms and provisions of Citizen Bank's loans to Optometrics.
On October 2, 2006, in conjunction with the EMF acquisition, EMF entered into Mortgage Note and Line of Credit Note Agreements with Tompkins Trust Company ("TTC") which were guaranteed by Dynasil. The guaranteed loans include (a) a $1,050,000 principal amount commercial mortgage (the "EMF Mortgage") and
(b) a $215,000 principal amount line of credit facility (the "EMF Line of Credit"). Proceeds of the EMF Mortgage were used to repay certain EMF debts, to pay for part of the acquisition of EMF and for working capital purposes. Proceeds of the EMF Line of Credit were used for general corporate purposes. The applicable borrowing documents were entered into at arms-length between EMF and Dynasil, on the one hand, and TTC, on the other hand, on commercial lending terms and conditions, including acceleration rights, events of default, TTC'S rights and remedies and silimar provisions that Dynasil believes are customary for commercial loans of this sort. In connection with the loan transactions, EMF and Dynasil executed and delivered to TTC customary forms of notes mortgage, security agreement, assignments of leases and rents, and similar documents. The EMF Mortgage requires repayment over a 20 year period at a fixed annual interest rate of 7.80% for the first 5 years, resetting to a fixed annual interest rate of 2.80 percentage points over the Federal Home Loan Bank of New York Advance Rate for five-year maturities at five year intervals. The EMF Mortgage is secured by a first mortgage on EMF's real estate, equipment, and fixtures, as well as Dynasil's guarantee. The EMF Line of Credit has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over the Wall Street Journal's Prime Rate of interest, which is adjusted monthly. It is secured by EMF's real estate, equipment and fixtures, as well as Dynasil's guarantee.

Notes Payable to Bank
     Dynasil has a note payable to Susquehanna Bank that represents borrowings under the Line of Credit, which bears interest at a variable rate equal to Susquehanna Bank's prime rate plus 0.5% (8.25% and 8.75% at September 30, 2007 and 2006).
The amount available under this agreement is $200,000. As of September 30, 2007 and 2006, there were no outstanding balances. This note is secured by a second mortgage on the Company's New Jersey real estate and a third lien on the Company's operating assets in New Jersey. As part of the credit agreement, the Company is required to comply with certain financial covenants. At September 30, 2007, the Company is in compliance with its financial covenants related to its credit agreement with Susquehanna Bank. (See Note 12)
     Optometrics has a note payable to Citizens Bank that represents borrowings under the Line of Credit, which bears interest at a variable rate equal to Citizens Bank's prime rate plus 0.5% (8.25% and 8.75% at September 30, 2007 and 2006). The
amount   available  under  this  agreement  is   $400,000.   The
outstanding balances at September 30, 2007 and 2006 were $100,000 and $190,000, respectively. The performance of this obligation and the Citizens Term Loan are secured by the assets of Optometrics with a corporate guarantee by the Company and a second lien on the Company's New Jersey assets other than real estate. As part of the credit agreement, the Company is required to comply with certain financial covenants for Optometrics. At September 30, 2007 and 2006, the Company is in compliance with its financial covenants related to its credit agreement with Citizens Bank.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006
Note 5 - Debt (continued)
     EMF has a note payable to Tompkins Trust Company ("TTC") that represents borrowings under the EMF Line of Credit which has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over the Wall Street Journal's Prime Rate of interest, which is adjusted monthly (8.25% as of September 30, 2007). The amount available under this agreement is $215,000. The outstanding balance at September 30, 2007 was $211,870. It is secured by EMF's real estate, equipment and fixtures, as well as Dynasil's guarantee.
Long-term Debt
     Long-term debt at September 30, 2007 and 2006 consisted of the following:

                                                             2007         2006
                                                            ------       ------

  Note payable to bank in monthly installments of $3,580
  including interest at the rate of 7.25% through February
  2011 (after February 2011, the interest rate will adjust
  to the United States Treasury Average Weekly Yield
  rate plus 3.0%), final payment of $305,181 due January 5,
  2016, secured by first mortgage on Berlin, New Jersey
  property and substantially all of the New Jersey assets
  of the Company                                          $ 431,761   $ 442,529

  Capital lease obligations payable in total monthly
  installments of $1,409 including interest at rates
  ranging from 5.5% to 12.9% due and payable through
  June 2007, secured by related equipment                     -0-         3,848

  Note payable to bank in monthly installments of
  $8,727 including interest of 7.8% through October 2011
  (after October 2011, the interest rate will adjust every
  five years to the Federal Home Loan Bank of NY Advance
  Rate plus 2.8%), maturing on October 1, 2026, secured by
  a mortgage on the Ithaca, New York real estate          1,029,306        -0-

  Note payable to bank in monthly installments of
  $5,835 including interest at 6.25%, through March
  2010, secured by the assets of Optometrics Corporation
  with a Corporate guarantee by the Company and a second
  lien on New Jersey assets other than real estate          162,233     219,974

  Note payable to Ithaca Urban Renewal Agency for
  Lease of land in Ithaca, New York for 99 years
  with the option to purchase said land for $26,640
  after May 2008.                                            20,457        -0-

  Note payable to former owner of EMF/current officer
  in connection with EMF acquisition, bears
  interest at 7.8% with no scheduled date of
  repayment, unsecured                                        82,460*       -0-
                                                          -----------  ---------
                                                          $1,726,217     666,371
     Less current portion
                                                          -----------  ---------
                                                          $1,626,980     593,889
                                                          ===========  =========
     * Interest expense of $4,157 was accrued and included in the outstanding balance as September 30, 2007.

     The aggregate maturities of long-term debt, as of September
30, 2007 are as follows:
          September 30, 2009                   123,836
          September 30, 2010                    77,086
          September 30, 2011                    45,195
          September 30, 2012                    48,800
          September 30, 2013                    52,693
          Thereafter                         1,279,370
                                            ----------
                   Total                    $1,626,980

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 6 - Income Taxes

      The Company's income tax expense (benefit) for the years ended September 30, 2007 and 2006 are as follows:
                                          2007         2006
                                       ---------     ---------
      Current
       Federal                         $  98,700      $150,400
       State                              57,140        47,375
       Utilization of NOL carryforwards (135,600)     (160,500)
                                       ---------     ---------
                                        $ 20,240      $ 37,275
                                       ---------     ---------
     Deferred
       Federal                           (91,500)      (37,250)
       State                             (37,200)         -0-
                                       ---------     ---------
                                       $(128,700)     $(37,250)
                                       ---------     ---------
      Income tax expense (benefit)     $(108,460)     $     25
                                        ========       =======

     The  reasons  for the difference between total tax  expense and the amount computed by applying the statutory federal income tax  rates to income before income taxes at September  30,  2007 and 2006 are as follows:


                                                    2007       2006
                                                 ----------  ----------
Taxes at statutory rates applied to income
 before income taxes                              156,800     $156,700
Increase (reduction) in tax resulting from:
  Depreciation                                   ( 35,600)     (19,600)
  Accounts receivable                              29,300        1,800
  Inventories                                     (21,700)      10,700
  Vacation pay                                    (   300)       2,400
  Unfunded pension liability                      ( 6,200)         -0-
  Deferred compensation                           (19,200)         -0-
  Other                                            (4,400)      (1,600)
  State income taxes                               57,140       47,375
  Benefit of net operating loss carryforwards    (135,600)    (160,500)
  Adjustments to valuation allowance             (128,700)     (37,250)
                                                 ----------  ----------
                                               $ (108,460)   $      25
                                                 ==========  ==========

     Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating  losses  that are available to offset  future  taxable
income.   Significant components of the Company's  deferred  tax
assets  (liabilities)  at September 30, 2007  and  2006  are  as follows:
                                      2007                 2006
                                   ----------          ----------
Inventories                        $ 122,700           $  22,700
Vacation pay                          10,900               2,800
Unfunded pension liability            23,100                -0-
Deferred compensation                  7,100                -0-
Accounts receivable                   53,900               2,000
Depreciation                          74,500             145,100
Net operating loss carryforwards     276,600             357,600
Less valuation allowance            (352,700)           (468,700)
                                   ----------          ----------
                                    $216,100          $   61,500
                                   ==========          ==========

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 6 - Income Taxes (continued)

     Based on the Company's history of significant fluctuations in net earnings, the Company established a full valuation allowance as of September 30, 2004 and prior due to the uncertainty as to the realization of certain net operating loss carryforwards. With the asset acquisition of Optometrics, LLC in March 2005 and operational improvements, the Company now believes that some of these carryforwards will be realized, and has adjusted the valuation allowance accordingly.

     At September 30, 2007, the Company has approximately $674,280 of net operating loss carryforwards to offset future taxable income for federal tax purposes expiring in various years through 2021. In addition, the Company has approximately $585,766 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2013.

Note 7 - Stockholders' Equity

     On September 23, 2004, in a privately negotiated transaction, the Company entered into a Subscription Agreement (the "Agreement") with Mr. Craig T. Dunham, an individual, pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of the Company's common stock at a cash purchase price of $.15 per share. The aggregate dollar amount of the transaction was $150,000. In connection with the Agreement, the Company also granted to Mr. Dunham a Stock Purchase Warrant (the "Warrant") pursuant to which he may acquire, at any time prior to January 31, 2008, up to an additional 1,200,000 shares of the Company's common stock at an exercise price per share of $.225 dependent upon certain conditions as further described in the Agreement. Effective October 1, 2004, the Company also entered into an Employment Agreement with Mr. Dunham pursuant to which Mr. Dunham became the Company's President and Chief Executive Officer. During the year ended September 30, 2007, Mr. Dunham exercised 586,373 warrants at $.225 per share for $131,935. At September 30, 2007, 613,627 warrants were outstanding. No warrants were exercised during fiscal year 2006. (See Note 12)

Convertible Preferred Stock

     On March 8, 2005, the Company completed a private placement of 700,000 shares of Series A 10% Cumulative Convertible Preferred Stock for cash proceeds of $700,000. The stock was sold at a price of $1.00 per share. Total expenses for the stock placement were $10,000. Each share of preferred stock carried a 10% per annum cumulative dividend payable quarterly and was convertible to 2.2222 shares of common stock at any time by holders, and was callable starting March 9, 2007 by the Company at a redemption price of $1.00 per share. On March 9, 2007, the Company issued an aggregate of 1,555,540 shares of its Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 700,000 shares of Dynasil's Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Shares"). Dynasil had previously called all of the Series A Preferred Shares for redemption on March 9, 2007. All of the shares of the Series A Preferred Shares that were called for redemption were converted to shares of common stock.

     On October 2, 2006 the Company sold 710,000 shares of a Series B 10% Cumulative Convertible Preferred Stock in a private placement. The stock was sold at a price of $1.00 per share. Total expenses for the stock placement were $10,000. No underwriting discounts or commissions were paid in connection with the sale. Each share of preferred stock carries a 10% per annum dividend and is convertible to 1.33 shares of common stock at any time by the holders and is callable after two years by Dynasil at a redemption price of $1.00 per share. Proceeds of the preferred stock sale were primarily used to acquire the capital stock of EMF and for related acquisition costs.

Stock Based Compensation

      The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for,

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 7 - Stockholders Equity (continued)

among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. The Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value or higher on the date of grant over a five year period currently expiring through 2012.
     The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the Plans are 2,250,000 shares, of which 1,105,614 shares of common stock are available for future purchases under the Plan at September 30, 2007.

     A  summary  of  stock option activity for the  years  ended
September 30, 2007 and 2006 is presented below:

Options outstanding at September 30, 2005  526,459   $ .40-$1.50

Granted in 2006                            130,000   $ .85-$1.50
Exercised in 2006                         (120,000)       $ .40
Cancelled in 2006                         (275,000)  $ .65-$1.50
                                         ---------
Options outstanding at September 30, 2006  261,459   $ .40-$1.50

Options exercisable at September 30, 2006  261,459   $ .40-$1.50

Granted in 2007                            100,000   $1.66-$2.00
Exercised in 2007                         ( 80,000)        $ .40
Cancelled in 2007                             -0-
                                         ---------
Options outstanding at September 30, 2007  281,459   $ .40-$2.00

Options exercisable at September 30, 2007  281,459   $ .40- $2.00
                                         =========

     During the year ended September 30, 2007, 100,000 stock options were granted at prices ranging from $1.66 to $2.00 per share and 80,000 options were exercised. 20,000 of the granted stock options cannot be exercised until January 2, 2008 and therefore the stock-based compensation expense will be recognized at that time if they become exercisable. The 80,000 options exercised had an exercise price of $0.40 per share with $32,000 paid in cash. No options were cancelled during the year ended September 30, 2007.

     For the year ended September 30, 2007, total stock-based compensation charged to operations for option-based arrangements amounted to $11,366. At September 30, 2007, there was approximately $9,620 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

     During the year ended September 30, 2006, 130,000 stock options were granted at prices ranging from $0.85 to $1.50 per share and 120,000 options were exercised at the price of $.40 per share totaling $48,000 of which 20,358 shares totaling $8,143 were issued to the President in partial satisfaction of his accrued bonus at September 30, 2006.

     During the year ended September 30, 2007, the Company issued 3,289 shares of common stock valued at an average of $1.52 per share to a director in lieu of director's fees totaling $5,000. The Company also issued 2,531 shares of common stock valued at $1.65 per share totaling $4,176 to an employee as compensation.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 7 - Stockholders Equity (continued)

     During the year ended September 30, 2006, the Company issued 2,817 shares of common stock valued at $0.71 per share to a director in lieu of director's fees totaling $2,000 and 7,954 shares of common stock valued at $0.88 per share totaling $7,000 to an employee as compensation.


     The fair value of the stock options granted and warrants issued were estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair values of the options granted during the years ended September 30, 2007 and 2006 is $.14 and $.08 per share, respectively.

                                   2007         2006

      Expected life in years            3         5
      Risk-free interest rate        4.82%        4.60%
      Expected volatility           20.42%       16.00%
      Dividend yield                 0.00%        0.00%

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

Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 147,400 shares have been issued as of September 30, 2007.

     During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2007 and 2006, 497 shares, and 739 shares of common stock were issued under the Plan for aggregate purchase prices of $529, and $531, respectively.

Note 8 - Retirement Plans

401(k) Plans

      The Company has three 401(k) Plans for the benefit of  its
employees.   The Company made contributions to the plans  during
the years ended September 30, 2007 and 2006 of $49,330 and $36,183, respectively.


Defined Benefit Pension Plan

      EMF has a defined benefit pension plan covering hourly employees. The plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen. The following relates to the Company's defined pension plan as of September 30, 2007:

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 8 - Retirement Plans (continued)

                                                     2007

Pension  benefit obligation as of September 30      $349,493*
Fair  value of plan assets as of September  30      (291,644)
Excess  of benefit obligation over plan  assets     $ 57,849


Amounts recognized on the balance sheet as:
   Accrued  benefit costs (in accrued expenses)     $ 57,849

* The current liability was used since the plan is frozen.


Discount rate on the benefit obligation           5.79%
Rate of expected return on the plan assets        5.50%

Pension expense                                   $ 8,806
Company contributions                             $26,946

Note 9 - Related Party Transactions

      During the years ended September 30, 2007 and 2006, the Company made sales of $9,968 and $21,572, respectively, to a company in which a former member of the board of directors is also an officer. As of September 30, 2007 and 2006, amounts due from this customer included in accounts receivable were $1,199 and $1,612, respectively. During the years ended
September 30, 2007 and 2006, building lease payments of $114,000, were paid to Optometrics Holdings, LLC in which the Company's Chief Financial Officer has an interest.


Note 10 - Vendor Concentration

      The Company purchased $1,557,846 and $1,228,021 of its raw materials from one supplier during the years ended September 30, 2007 and 2006. As of September 30, 2007 and 2006, amounts due to that supplier included in accounts payable were $379,940 and $192,071.


Note 11 - Supplemental Disclosure of Cash Flow Information:

                                        2007          2006

     Cash paid during the year for:
        Interest                      $150,253       70,592
                                       ========     =======
        Income taxes                   $72,951      $23,667
                                       ========     =======

     Non-cash investing and financing activities:

      In January 2006, the Company refinanced its mortgage note payable in the amount of $449,346 with another bank.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2007 AND 2006

Note 11 - Supplemental Disclosure of Cash Flow Information:
(continued)


Acquisition of Assets of EMF Corporation on October 2, 2006:

  Fair market value of current assets acquired     $  468,300
  Property, plant and equipment                     1,789,621
  Fair market value of liabilities assumed         (1,063,031)
                                                    ---------
  Total cost of acquisition                         1,194,890
  Debt incurred to pay seller                        (520,000)
                                                    ---------
  Net  cash paid for EMF Corporation               $  674,890



      To partially fund the acquisition of EMF Corporation, the Company issued 710,000 shares of Series B preferred stock, valued at $1.00 per share, incurred stock issuance costs of $10,000 and received net proceeds of $700,000.

      On October 2, 2006, concurrently with the acquisition of EMF Corporation, EMF borrowed $1,050,000. The proceeds were used as follows: (1) repayment of assumed liabilities of $338,161 at closing, (2) payment of the balance due seller of $520,000 directly by the bank at closing, (3) payment of transaction costs of $17,023 at closing, and (4) remaining balance of $174,816 was used for working capital purposes.

Note 12 - Subsequent Events

     On  December 13, 2007, Dynasil's available line  of  credit
with  Susquehanna Patriot Bank was increased to  $475,000.   The
interest charged on advances was reduced to the prime rate. All other terms, remained unchanged. (See Note 5)

        On December 14, 2007, Mr. Dunham communicated his intention to exercise his remaining warrants prior to their expiration on January 31, 2008. (See Note 7)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      All of our directors were elected to serve for a one-year term at our Annual meeting of the shareholders held on February 1, 2007. All directors will hold office until their successors are elected at the next annual meeting of the shareholders.

     Our executive officers and directors, and their ages at November 30, 2007, are as follows:

Name                  Age       Position
---------------       ---       --------
James Saltzman         64       Chairman of the Board
Craig T. Dunham        51       President, CEO, Director
Cecil Ursprung         63        Director
Laura Lunardo          55       CFO, COO Optometrics
Bruce Leonetti         53       Vice President
Megan Shay             42       Vice President
Paul Schulz            47       President EMF

      None of the above persons is related to any other of the above-named persons by blood or marriage.

      The Company's Board of Directors does not have an audit committee financial expert. Although it would like to attract a qualified person to serve in that capacity, the Company's small size and limited resources have precluded it from attracting an appropriate individual.

      Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2007 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

    Craig T. Dunham, 51, President and CEO, has been with the Company since October 1, 2004 when he replaced John Kane as a Director. Prior to joining the Company, he spent about one year partnering with a private equity group to pursue acquisitions of mid-market manufacturing companies. From 2000 to 2003, he was Vice President/ General Manager of the Tubular Division at Kimble Glass Incorporated. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated in manufacturing, engineering, commercial, and general management positions. At Corning, he delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr. Dunham earned a B.S. in mechanical engineering and an M.B.A. from Cornell University.

     James Saltzman, Chairman, 64, has been a member of the Board since February 1998. Mr. Saltzman has been involved in the investment community since October 1969. He has invested in both public and private corporations. He was on the Board of Directors of IMCS Partmaker which was recently sold to Delcam, a public corporation specializing in software for the machine tool industry. From January 1997 to June 2000, Mr. Saltzman served as Vice Chairman of the Board and a director of Madison Monroe, Inc., a private company engaged in investments.

      Cecil Ursprung, 63, has been a member of the Board since February 1, 2007. Mr. Ursprung is the former Chairman and CEO of Reflexite Corporation in Avon, Connecticut, a manufacturer of reflective products to enhance safety and optical films used to manage light in LCD displays. He has been with Reflexite since 1983 and led the revenue growth of that company from $2.5 million to approximately $100 million. His past experience includes marketing and management positions with Marketing Displays, Inc., Container Corporation of America and Anheuser Busch. He is currently on the Board of Directors of Lewis Tree Service in Rochester, New York. He is a frequent speaker on topics such as business strategy development, employee motivation, business ethics, executive compensation, employee ownership and the effective use of outside boards. His education includes a degree in Economics and Finance from Baylor University, an MBA from Washington University in St. Louis and post-graduate work at the University of Michigan.

       Laura Lunardo, 55, CFO and Chief Operating Officer of Optometrics Corporation, has been with the Company since the March 2005 Optometrics acquisition. Previously, she had been a partner in Optometrics LLC with primary responsibilities for Sales & Marketing, Accounting, Finance and Administration and she was the CFO of Optometrics USA, Inc., the predecessor corporation to Optometrics LLC, since 1984. Ms. Lunardo earned her B.S. degree in Business and Accounting from Boston University in 1976.

      Bruce Leonetti, 53, Vice President of Sales and Marketing has been with the Company since January 23, 2006. He was previously with the Company for 14 years prior to 1993, and again from 1999 to 2002. In the interim periods, he worked as a development officer with the University of Pennsylvania and was owner/operator of a restaurant on the New Jersey shore. He graduated from the University of Pennsylvania.

     Megan Shay, 42, Corporate Vice President joined the Company as of the October 2, 2006 acquisition of EMF. She joined EMF in 1995 to lead a business turn-around and has been owner and CEO since 1998. She was Administrator for the Andy Warhol museum in Pittsburgh from 1991-1995. She has a BA in Ceramics from Wells College and an MFA in Sculpture from Carnegie Mellon University.

      Paul Schulz, 47, President of EMF, joined the Company on November 19, 2007 succeeding Marcela Backer in that role. He had previous General Management experience at Midland Materials and Electro-Tech Machining. He delivered results for a total of 15 years at Morgan AM&T in Pennsylvania as Global Vice President of Operations, Vice President/ General Manager of Pure Carbon Company, Plant Manager, and Engineering Manager. Mr. Schulz has a B.S. in Chemical Engineering from Bucknell University.


Code of Ethics

        The Company has adopted a Code of Ethics for Principal Executives and Senior Financial Officers that applies to its Chief Executive Officer and Chief Financial Officer. The Company will provide a copy to any person without charge upon request in the manner set forth under item 1 on page 3.

 ITEM 10. EXECUTIVE COMPENSATION

                            Summary Compensation Table


Name and				     Stock         Option      All Other
Position     Year    Salary ($)    Bonus ($) Awards ($)    Awards ($)  Compensation($)  Total ($)
------------ ------  -----------  ---------- -----------  ----------- ----------------  ----------


Craig Dunham  2007     110,000     86,711                                                196,711
President     2006     110,000     82,881                                                192,881
And CEO


Laura Lunardo 2007      97,693     31,266                                 14,393         143,352
CFO, COO-     2006      92,689     16,514                                 14,209         123,412
Optometrics

Megan Shay    2007      95,400                                            25,000         120,400

Executive Compensation

The employment agreement with Craig T. Dunham, President and CEO, commenced on October 1, 2004 for a three-year period, after which the agreement automatically renews for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term, or for cause. Under the employment agreement, Mr. Dunham agreed to work for us full time, and received an annual base salary of $110,000. Mr. Dunham's agreement also provides for a performance bonus of 20% of the Company net income above $100,000 and an additional bonuses or stock options at the discretion of our Board of Directors. The annual performance bonus is paid one third in cash and the other two thirds is paid in stock where Mr. Dunham has the option to utilize his existing warrants or options to set the share price. The agreement also provides for standard Dynasil N.J. benefits and a company car (or car allowance). Effective October 1, 2007, the Board of Directors increased Mr. Dunham's base salary to $150,000, eliminated the company car benefit, and reduced Mr. Dunham's bonus percentage for fiscal 2008 to 47% of a "Core Bonus" pool comprised of 15% of Dynasil's net profits before taxes after subtracting an amount equal to an 8% annual return on Dynasil's shareholders' equity.

The employment agreement with Laura Lunardo, CFO and COO Optometrics, commenced on March 9, 2007 and continues for a one year period, after which the agreement is subject to renewal. Under the employment agreement, Ms. Lunardo has agreed to work for us full time, and receives an annual base salary of $100,000. Ms. Lunardo's agreement also provides for an annual performance bonus equal to 5% of Optometrics net profit before tax, and additional bonuses or stock options at the discretion of our Board of Directors. The agreement also provides for a 9% contribution to her 401(k) pension plan and a company car (or car allowance) in addition to standard Optometrics benefits.

The employment agreement with Megan Shay, former CEO of EMF, commenced on October 2, 2006 for a one year period, and amended on June 15, 2007. Under the amended agreement, Ms. Shay has agreed to work full time and receives an annual base salary of $95,400, an annual incentive bonus based on 10% of EMF Net Income, and standard EMF benefits, as well as additional $25,000 for the Full Time Extension Period of April 1, 2007 to September 30, 2007. Ms. Shay's became an employee at will effective October 1, 2007 in her new role as Corporate Vice President at the same base salary and a bonus equal to 16.8% of a "Core Bonus" pool comprised of 15% of Dynasil's net profits before taxes after subtracting an amount equal to an 8% annual return on Dynasil's shareholders' equity.

                    Director Compensation

           Fees earned or
               Paid in   Stock       Option         All other
Name           cash($)   awards($)   awards($)      compensation($)  Total ($)
------------- ---------  ---------   ----------     ---------------  ---------
James Saltzman 15,000                                                 15,000

Cecil
Ursprung(1)                8,000       11,366                         19,366

David Manzi     4,000                                                  4,000

(1) Mr. Ursprung elected to receive 100% of his Directors fees in stock which was issued at each quarter ending market price
which ranged from $1.27 to $1.75 per share.   A total of 5164
shares were issued with a value of $8,000 and an average price per share of $1.55 per share. Mr. Ursprung was issued 80,000 stock options on December 19, 2006 which were contingent upon him being elected as a Director. The most recent market price was $1.53, the option price is $2.00 per share, the options have a three year period, and were valued at $11,366.

Members of the Board have the option to split their compensation between the Company's common stock and cash. Stock payments are made at the end of each quarter based on the ending market price for that quarter. Fiscal year 2007 for serving on the Board is:
Chairman of the Board, $1,250 per month and all other non-employee directors, $1,000 per month. In addition, all reasonable expenses incurred in attending meetings are reimbursed by the Company and Directors are eligible for stock options and grants. Effective quarter 1 fiscal year 2008, Director compensation has been increased to: Chairman of the Board, $1,500 per month and all other non-employee directors, $1,250 per month.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2007 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and executive officer who owns shares of common stock and by all directors and executive officers as a group:

Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Craig Dunham (1)(4)               3,095,194                  44.5%
           385 Cooper Road
           West Berlin, NJ 08091

Common     Saltzman Partners (1)(2)            243,206                   4.0%
           4 Tower Bridge
           Suite 100
           West Conshohocken, PA  19428

Common     James Saltzman  (1)(2)(3)           331,962                   5.3%
           777 Germantown Pike
           Plymouth Meeting, PA  19437

Common     Laura Lunardo                       152,531                   2.5%
           8 Nemco Way
           Ayer, MA 01432

Common     Cecil Ursprung (1)(5)                80,000                   1.3%
           120 Darling Drive
           Avon, CT 06001

Common     Megan Shay (1)(6)                    79,800                   1.3%
           239 Cherry Street
           Ithaca, NY 14850

Common     Bruce Leonetti (1)                    8,254                   0.2%
           385 Cooper Road
           West Berlin, NJ 08091


All Officers and Directors
as a Group (1)                               3,747,741                  53.4%

------------

(1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2007 was 6,116,523.

(2)James Saltzman disclaims beneficial ownership of the  243,206 shares owned by Saltzman Partners.

(3)Includes  options to purchase 90,000 shares of the  Company's common  stock at $1.50 per share and options to purchase  40,000 shares of the Company's common stock at $0.40 per share.

(4)Includes warrants to purchase 613,627 shares of the Company's common stock at an exercise price of $0.225 per share and Series
B preferred stock which is convertible to 230,755 shares of common stock.

(5)Includes options to purchase 80,000 shares of the Company's stock at $2.00 per share.

(6)Includes Series B preferred stock which is convertible to 79,800 shares of common stock.

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

3.03*        Restated Certificate of Incorporation of Dynasil
             Corporation of America dated October 13, 2006, filed on Form 8-K dated October 19, 2006.

10.01*       1996 Stock Incentive Plan, filed as an exhibit to
             Registrant's
             Registration Statement on Form 10-SB, filed October 1,
             1999

10.02*       1999 Stock Incentive Plan, filed as an exhibit to
             Registrant's
             Registration Statement on Form 10-SB, filed October 1,
             1999

10.03*       Employee Stock Purchase Plan, filed as an exhibit to
             Registrant's
             Registration Statement on Form 10-SB, filed October 1,
             1999

10.04*    Audit Committee Charter filed as an exhibit on Form 10-
          KSB dated
          September 30, 2001.

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

10.06*    Employment Agreement of Craig T. Dunham dated October
          1, 2004,
          filed on form 10-KSB on December 21, 2004.

10.07*    Employment Agreement of Laura Lunardo effective March
          8, 2005,
          filed on Form 10-QSB dated May 16, 2005.

10.08* Loan agreement dated March 8, 2005 with Citizen's Bank for a
          $400,000 revolving line of credit, filed on Form 10-
          QSB dated May
          16, 2005.

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

10.14     Indemnification agreement with new Dynasil
          Director, Cecil Ursprung,
          dated 2/1/07.

10.15 Offer letter to Marcella Backer as EMF President effective July 10, 2007.

10.16     Amendment to Margaret Shay employment agreement dated
          June 15, 2007.


21.01* List of Subsidiaries of Registrant, filed as an exhibit to
          Registrant's Registration Statement on Form 10-SB, filed October
          1, 1999.

99.1      Press release, dated December 19, 2007, issued by
          Dynasil
          Corporation of America announcing its financial results for the fourth quarter ending September 30, 2007.


* Incorporated herein by reference

(b)  Reports on Form 8-K:  There were not any reports on Form
     8-K filed
     during the last quarter of the period covered by this report.

ITEM 14. Principal Accountant Fees and Services

 (a)   Audit Fees

The   aggregate  fees  billed  or  to  be  billed   for
professional   services  rendered  by   the   Company's
principal accountant for the audit of the

                                      -15

Company's annual financial statements for the fiscal years ended September 30, 2007 and 2006 and the reviews of the financial statements included in the Company's
Forms 10-QSB during those fiscal years are $67,750 and $54,000, respectively.

(b)  Audit Related Fees

The   aggregate  fees  billed  or  to  be  billed   for
professional   services  rendered  by   the   Company's
principal accountant for audit related fees for the fiscal years ended September 30, 2007 and 2006 were $-0-and $33,000, respectively. The fiscal year 2006 fees related to due diligence fees of $13,500 for the EMF acquisition and EMF audit fees of $19,500.

(c)   Tax Fees

The Company incurred fees of $6,500 and $4,700 during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.

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

DYNASIL CORPORATION OF AMERICA

BY:      /s/ Craig Dunham
        ---------------------------------
        Craig Dunham, President, CEO

DATED:  December 19, 2007
        ---------------------------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 Signature                   Title                           Date
 ---------                   -----                           ----
BY:  /s/ James Saltzman      Chairman of the Board of   December 19, 2007
    ---------------------    Directors
   James Saltzman

BY: /s/ Cecil Ursprung         Director                 December 19, 2007
    ---------------------
   Cecil Ursprung


BY: /s/ Craig T. Dunham        President and CEO        December 19, 2007
    ---------------------
   Craig T. Dunham

BY: /s/ Laura Lunardo         CFO and Principal         December 19, 2007
    ---------------------     Accounting Officer
   Laura Lunardo