Form 10QSB
period 2007-12-31
DYNASIL CORP OF AMERICA
filed 2008-02-14
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB


(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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


The Company had 6,737,298 shares of common stock, par value
$.0005 per share, outstanding as of December 31, 2007.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX




PART 1.   FINANCIAL INFORMATION                                       PAGE
                                                                      ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,2006
             AND SEPTEMBER 30, 2006                                     3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED DECEMBER 31,2006 AND 2005                     4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2006 AND 2005                    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                       8

   ITEM 3.   CONTROLS AND PROCEDURES                                   12


PART II.  OTHER INFORMATION                                            12

   ITEM 1.   LEGAL PROCEEDINGS                                         12

   ITEM 2.   CHANGES IN SECURITIES                                     12

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                             12

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12

   ITEM 5.   OTHER INFORMATION                                         12

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                          13

      SIGNATURES                                                       13

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           December 31   September 30
                                                              2007           2007
                                                         (Unaudited)
                                                          ----------     ----------
Current assets
   Cash and cash equivalents                                $ 445,340       $ 496,948
   Accounts receivable, net of allowance for doubtful
     accounts of $105,541 and $98,863 and sales
     returns of $18,712 and $30,790 for
     December 31, 2007 and
     September 30, 2007, respectively                       1,372,543       1,284,844
   Inventories                                              2,154,471       1,832,720
   Deferred tax asset                                         216,100         216,100
   Prepaid expenses and other current assets                  160,361         130,548
                                                           ----------      ----------
        Total current assets                                4,348,815       3,961,160

Property, Plant and Equipment, net                          2,379,949       2,436,517

Other Assets                                                   88,011          88,698
                                                           ----------      ----------

        Total Assets                                       $6,816,775      $6,486,375
                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Note payable to bank- Line of credit                 $798,774        $311,870
   Current portion   long term debt                           115,988          99,237
   Accounts payable                                           471,451         684,208
   Accrued expenses                                           436,662         587,872
                                                           ----------      ----------
        Total current liabilities                           1,822,875       1,683,187

Long-term Debt, net                                         1,503,954     1,626,980


Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 7,542,284 and 6,926,683 shares issued,
    6,732,124 and 6,116,523 shares outstanding                  3,772           3,464
   Preferred Stock, $.001 par value, 10,000,000
    Shares                                                        710             710
    authorized, 710,000 and 710,000 shares Series B shares
    issued and outstanding for December 31, 2007 and
    September 30, 2007 respectively, 10% cumulative,
    convertible
   Additional paid in capital                               3,124,959       2,983,980
 Retained earnings                                          1,346,847       1,174,396
                                                           ----------      ----------
                                                            4,476,288       4,162,550

   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                          3,489,946       3,176,208
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $6,816,775      $6,486,375
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                         Three Months Ended
                                           December 31
                                         2007        2006
                                       ----------    ---------
Net sales                              $2,814,907   $2,536,297
Cost of sales                           1,892,331    1,865,759
                                       ----------    ---------
Gross profit                              922,576      670,538
Selling, general and administrative       688,097      602,904
        expenses
                                       ----------    ---------
Income from operations                    234,479       67,634
Interest expense   net                     33,523       35,662
                                       ----------    ---------
Income before income taxes                200,956       31,972

Income taxes                               10,670        9,070
                                       ----------    ---------
Net income                               $190,286     $ 22,902
                                       ==========    =========


Net income per common share
  Basic                                    $0.03        $0.00

  Diluted                                  $0.03        $0.00


Weighted average shares outstanding      6,198,183     4,255,041



      DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Three Months Ended
                                                                       December 31
                                                                  2007              2006
                                                               ----------        -----------
Cash flows from operating activities:
    Net income                                                 $ 190,286           $  22,902
    Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation                                               88,365              75,363
       Amortization expense                                        4,074               4,803
       Allowance for doubtful accounts and sales returns          (5,400)             17,231
   (Increase) decrease in:
         Accounts receivable                                     (69,008)            141,404
         Inventories                                            (321,752)           (272,476)
         Prepaid expenses and other current asset                (34,050)             26,116
    Increase (decrease) in:
         Accounts payable and accrued expenses                  (363,961)           (140,074)
                                                               -----------         ----------
Net cash used in operating activities                           (511,446)           (124,731)
                                                               -----------         ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                (31,797)            (40,293)
     Cash paid for acquisition of EMF                              -0-              (674,890)
                                                               -----------         ----------
     Net cash used in investing activities                       (31,797)           (715,183)
                                                               -----------         ----------
Cash flows from financing activities:
     Issuance of common stock                                    141,197              132,285
     Issuance of preferred stock                                     -0-              700,000
     Proceeds from (payments on) long-term debt                  (23,815)             220,396
     Deferred financing costs incurred                           (12,442)             (16,852)
     Proceeds from (payments on) short-term debt                 404,445              (88,473)
     Preferred stock dividends paid                              (17,750)             (17,500)
                                                               -----------         ----------
Net cash provided by financing activities                        491,635              929,856
                                                               -----------         ----------
Net increase(decrease) in cash                                   (51,608)              89,942

Cash - beginning of period                                       496,948              352,139
                                                               -----------         ----------
Cash - end of period                                           $ 445,340            $ 442,081
                                                               ===========         ==========

Supplemental Disclosure of cash flow information:

           Preferred stock dividends declared                    $17,750              $35,250
           Less dividends payable at December 31                     -0-              (17,750)
                                                               -----------         ----------
           Net cash paid for dividends                          $ 17,750              $17,500
                                                               ===========         ==========

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September
30, 2007 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations and cash flows for the three months ended December 31, 2007 and 2006, and the related information contained in these notes have been prepared by management without audit.
In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2007 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007
Annual Report on Form 10-KSB previously filed by the Company with the Securities and Exchange Commission.

          Certain items in the 2006 statement of
operations have been restated to conform with the 2007 financial statement presentation.


Note 2 - Debt

On December 13, 2007, Dynasil's available line of credit with Susquehanna Bank was increased from $200,000 to $475,000. The interest rate was reduced to Susquehanna Bank's prime rate. All other terms remained unchanged.


Note 3 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:


                             December 31, 2007      September 30, 2007
                             -----------------      ------------------
        Raw Materials               $1,501,854           $1,145,249
        Work-in-Process                250,328              336,203
        Finished Goods                 402,289              351,268
                             -----------------      ------------------
                                    $2,154,471           $1,832,720
                             =================      ==================
Note 4 - Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding.
The dilutive effects of potential common shares outstanding are included in diluted net earnings per share.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - Stock Based Compensation

          The fair value of stock options granted was
estimated at the date of grant using the Black-
Scholes options pricing model.  The Company used the
following assumptions for determining the fair value
of options granted under Black-Scholes option pricing
model:
                                December 31,2008
Expected term in years             3 years
Risk-free interest rate            4.79%
Expected volatility                6.76%
Expected dividend yield            0.00%

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

     During the three months ended December 31, 2007, 50,000 stock options were granted at a price of $2.00 per share and -0- options were exercised. The granted stock options cannot be exercised until 2009 and therefore the stock-based compensation expense totaling $1,418 will be recognized at that time if they become exercisable. For three months ended
December 31, 2007, total stock-based compensation charged to operations for option-based arrangements amounted to -0-. At December 31, 2007, there was approximately $11,035 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the
Plan. The Company cancelled -0- options during the three months ended December 31, 2007. Compensation expense relating to non-employee stock options granted during the three months ended December 31, 2007 were $-0-.

     During the three months ended December 31, 2007, Mr. Dunham was paid his fiscal year 2007 bonus of $86,711 which is payable two thirds in stock and one third in cash per his employment agreement. For the $57,807 stock portion of the bonus, Mr. Dunham received 256,921 shares by exercising existing warrants at $.225 per share. Mr. Dunham exercised his remaining warrants to purchase 356,706 shares at $.225 per share for a cash payment of $80,259.

Note 6   Subsequent Event

On January 18, 2008, the Company acquired an optical filter product line from Precision Optics
Corporation, Inc. ("POC") located in Gardner, MA for a $250,000 cash payment plus three year royalty agreement. The purchase included the intellectual property, customer base and equipment to produce a variety of high performance optical filters.

DYNASIL CORPORATION OF AMERICA


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Overview

This is the fifth quarter of results after Dynasil Corporation of America ("Dynasil", the
"Company" or "we") acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") of Ithaca,
NY on October 2, 2006. EMF provides optical thin-film coatings for a broad range of application markets including display systems, optical instruments, satellite communications and lighting.
EMF provides products and services to optics markets which are related to those served by Dynasil's historical operations.

Revenues for the first quarter of fiscal year
2008 which ended December 31, 2007, were $2,814,907,
an increase of 11% over revenues of $2,536,297 for the quarter ended December 31, 2006. Net income for the quarter ended December 31, 2007 was $190,286 or $0.03 per share, compared with a net income of $22,902, or $0.00 per share, for the quarter ended
December 31, 2006. Strong revenue growth combined with continued process improvements drove those significant gains. EMF had its second consecutive profitable quarter and we have shown significant improvement in productivity, quality, service and process yields. Our other businesses delivered solid profitability gains over the previous year. On
December 20, 2007, we announced a letter of intent to acquire an advanced instrument company that, if completed, is expected to more than triple our revenues and profitability. On January 18, we completed the acquisition of the optical filter product line from Precision Optics Corporation which will be fully integrated into our Optometrics location and expected to add about $500,000 of additional revenues per year.

Results of Operations

     Revenues for the three months ended December 31, 2007 were $2,814,907, an increase of 11% over revenues of $2,536,297 for the quarter ended December
31, 2006. The revenue increase came from organic growth in our businesses.

     Cost of sales for the three months ended
December 31, 2007 was $1,892,331 or 67.2% of sales, a
decrease of 6.3 percentage points from the three months ended December 31, 2006 of $1,865,759, or 73.5% of sales. The largest driver in the cost of sales improvement was the productivity improvements at EMF.

     Gross profit for the three months ended December
31, 2007, was $922,576, or 32.8% of sales, an
increase of $252,038 over the three months ended
December 31, 2006 of $670,538, or 26.5% of sales.
Operational improvements at EMF and Optometrics are key factors for the significant gross profit increase.

     Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2007, were $688,097 or 24.4% of sales, an increase of
0.7  percentage points from the three months ended
December 31, 2006 of $602,904 or 23.7% of sales. The changes in SG&A expenses and percentages resulted primarily from staffing increases to prepare for anticipated future growth.

     Net interest expense for the three months ended
December 31, 2007, was $33,523, compared to $35,662
for the three months ended December 31, 2006.

     Net income for the three months ended December
31, 2007, was $190,286 or $0.03 in basic earnings per share, which is up $167,384 from net income for the three months ended December 31 2006, of $22,902, or $.00 in basic profit per share. The turn-around of EMF results was the largest factor although our other businesses also delivered significant profitability gains.

DYNASIL CORPORATION OF AMERICA

The Company had a $10,670 provision for income taxes for the quarter ended December 31, 2007 and a $9,070 provision for the quarter ended December 31, 2006. The income taxes were primarily for Massachusetts. As of September 30, 2007, the Company had approximately $674,200 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021.
In addition, the Company had approximately $585,800 of net operating loss carryforwards to offset certain future New Jersey taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

     Cash decreased by $51,608 for the three months
ended December 31, 2007.   The primary sources of
cash were net income of $190,286, depreciation and amortization expenses that aggregated $92,439, net borrowings of $380,630, and the issuance of common stock of $141,197. The primary uses of cash were inventory increases of $321,752 and decreases in accounts payable and accrued expenses of $363,961.
We took advantage of the opportunity to acquire
$240,600 of raw material inventory for a substantial discount at year end and we utilized our line of credit for the purchase. We expect to consume most of that inventory in quarter 2. Accounts payable were abnormally high on September 30, 2007 due to an unusually high $285,000 raw material purchase at year end; these accounts were paid down to normal levels during the quarter.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months.
There are currently no plans for any major capital expenditures, greater than $100,000, in the next six to nine months. Any major business expansions or acquisitions, including the planned acquisition of an advanced instrument company discussed below, likely will require the Company to seek additional debt and/or equity financing.

Acquisitions

     We continue to execute our strategy of
significant growth through acquisitions as well as organic growth and effective execution in our businesses. On December 20, 2007, we announced that we had entered into a Letter of Intent to acquire a privately-owned advanced instruments company which, if completed, is expected to more than triple our revenues and profitabilitiy. The company planned to be acquired has high growth potential instruments which are sold into the medical, environmental sensing and quality instrumentation markets. It also has a significant research and development team performing a number of government contracts for Homeland Security and other government agencies.
Management expects that the acquisition would be transformational for Dynasil in that it would move us from a predominantly component-based supply company to an instrumentation company with a considerable intellectual property portfolio and extensive technology capability as well as more than tripling expected revenues and profitability. The Letter of Intent plans a Spring 2008 closing date and is contingent on completion of definitive acquisition agreements, due diligence, and obtaining financing;
where progress has been satisfactory to date.
Dynasil has acquired two other companies during the last three years and has delivered significant performance improvements at all three of its business units.

On January 18, 2008, we closed the acquisition of an optical filter product line from Precision
Optics Corporation, Inc. ("POC") located in Gardner,
MA. The purchase included the intellectual property, customer base and equipment to produce a variety of high performance optical filters that

DYNASIL CORPORATION OF AMERICA

extend the market offerings of our Optometrics operation in Ayer, MA. In addition to a $250,000 up-front cash payment, there is a royalty agreement on existing business for three years. This purchase fits our strategy of add-on acquisitions to grow our existing businesses. We plan to fully integrate the additional optical filter business into our Ayer, MA location and anticipate incremental revenues of at least $500,000 per year which we expect to be immediately accretive to earnings. The intellectual property and know-how adds a significant capability set to our company.

Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2007. We have not adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant
Accounting Policies" in the Notes to Consolidated
Financial Statements in our Annual Report on Form 10-
KSB for the fiscal year ended September 30, 2007.
     The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

DYNASIL CORPORATION OF AMERICA

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

Stock-Based Compensation
     Compensation costs are recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question, determined using the Black Scholes option pricing model.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting
Standards Board ("FASB") issued Statement of
Financial Accounting Standards ("SFAS") No. 141
(revised 2007), Business Combinations, which replaces
SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

     In December 2007, the FASB issued SFAS No. 160,
Noncontrolling Interests in Consolidated Financial  Statements--
An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS
160 should not have a material impact on our financial position or results of operations.

Forward-Looking Statements

     The statements contained in this Quarterly
Report on Form 10-QSB which
are not historical facts, including, but not limited to, certain statements found under the captions
"Overview", "Results of Operations", "Liquidity and
Capital Resources" and "Acquisitions" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time described in this and the Company's other filings with the Securities and Exchange Commission, and other public statements.
Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, customer acceptance of new products, general economic conditions, market trends, costs and availability of

DYNASIL CORPORATION OF AMERICA

raw materials and management information systems, competition, litigation, need for additional financing, the effect of governmental regulation and other matters. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

          NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5    OTHER INFORMATION

Dynasil's annual meeting was completed on February 5, 2008. At the meeting there are 4,861,933 shares present by Proxy and by shareholders in person, or a total of 79.5% of shares eligible to vote, so a quorum was present. The three Directors, James Saltzman, Craig Dunham, and Cecil Ursprung were reelected each by a vote of 4,863,819 share voted for and 7,271 shares withheld. The shareholders approved the proposal to incorporate the Company as a Delaware
Company by a vote of 3,449,816 shares cast for approval, 3,000 shares cast against, and 0 shares abstained from voting. The Shareholders ratified the appointment of Haefele, Flanagan & Company p.c. as the Company's independent public accountants for the 2008 fiscal year by a vote of 4,748,350 shares cast for, 113,583 shares cast against, and 0 shares abstained from voting.

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference.
On February 14, 2008, the Company issued a press release announcing its financial results for its first quarter ending December 31, 2007. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-
QSB and shall not be deemed to be "filed" for the the

DYNASIL CORPORATION OF AMERICA

purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits and index of Exhibits

10.1      Offer letter to Paul Shultz dated October
26, 2007 as EMF President.

31.1(a) and (b) Rule 13a-14(a)/15d-14(a)
Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated February 14, 2008 issued by Dynasil Corporation of America announcing its financial results for the first quarter ending December 31, 2007.

     (b) Reports on Form 8-K

     On December 26, 2007, a current report on Form 8-
K Items 8 for entering into a Letter of Intent On December
18, 2007 to acquire a privately-owned advanced instrumentation company.


SIGNATURES

In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham            DATED: February 14, 2008
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Laura Lunardo               DATED: February 14, 2008
  ---------------------------------   --------------------
         Laura Lunardo
         Chief Financial Officer