Form 10QSB
period 2008-03-31
DYNASIL CORP OF AMERICA
filed 2008-05-15
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

The Company had 6,740,488 shares of common stock, par value $.0005 per share, outstanding as of May 10, 2008.

                  DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX

                                                                      PAGE
PART 1.   FINANCIAL INFORMATION                                       ----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008
             AND SEPTEMBER 30, 2007                                       3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007                 4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
             SIX MONTHS ENDED MARCH 31, 2008 AND 2007                     5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                         8

   ITEM 3.   CONTROLS AND PROCEDURES                                      12


PART II.  OTHER INFORMATION                                               13

   ITEM 1.   LEGAL PROCEEDINGS                                            13

   ITEM 2.   CHANGES IN SECURITIES                                        13

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                                13

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

   ITEM 5.   OTHER INFORMATION                                            13

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                             14

 SIGNATURES                                                               14

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            March 31    September 30
                                                              2008           2007
                                                         (Unaudited)
                                                         ----------     ----------
Current assets
   Cash and cash equivalents                                $ 518,965       $ 496,948
   Accounts receivable, net of allowance for doubtful
     accounts of $88,990 and $98,863 and sales returns
     of $28,363 and $30,790 for March 31, 2008 and
     September 30, 2007, respectively                       1,489,203       1,284,844
   Inventories                                              1,790,567       1,832,720
   Deferred tax asset                                         216,100         216,100
   Prepaid expenses and other current assets                  219,950         130,548
                                                           ----------      ----------
        Total current assets                                4,234,785       3,961,160

Property, Plant and Equipment, net                          2,606,824       2,436,517

Other Assets                                                  164,346          88,698
                                                           ----------      ----------

        Total Assets                                       $7,005,955      $6,486,375
                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Note payable to bank- Line of credit                 $760,070        $311,870

   Current portion   long term debt                           170,874          99,237
   Accounts payable                                           393,115         684,208
   Accrued expenses                                           560,414         587,872
                                                           ----------      ----------
        Total current liabilities                           1,884,473       1,683,187

Long-term Debt, net                                         1,482,850       1,626,980


Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 7,547,458 and 6,926,683 shares issued,
    6,737,298 and 6,116,523 shares outstanding                  3,775           3,464
   Preferred Stock, $.001 par value, 10,000,000 shares            710             710
    authorized, 710,000 and 710,000 shares Series B shares
    issued and outstanding for March 31, 2008 and
    September 30, 2007 respectively, 10% cumulative,
    convertible
   Additional paid in capital                               3,145,416       2,983,980
 Retained earnings                                          1,475,073       1,174,396
                                                           ----------      ----------
                                                            4,624,974       4,162,550

   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                          3,638,632       3,176,208
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity         $7,005,955      $6,486,375
                                                           ==========      ==========

                                               3

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                            Three Months Ended       Six Months Ended
                                                March 31                  March 31
                                         2008        2007              2008         2007
                                      ----------   ---------        ----------   ---------

Net sales                             $3,045,974   $3,003,216        $5,860,880  $5,539,512
Cost of sales                          2,070,418    2,144,767         3,971,438   4,028,630
                                      ----------    ---------        ----------    --------
Gross profit                             975,556      858,449         1,889,442   1,510,882

Selling, general and administrative      777,348      695,633         1,456,756   1,280,435
        expenses                      ----------     --------        ----------    --------

Income from operations                   198,208      162,816           432,686     230,447

Interest expense   net                    42,062       39,001            75,584      74,664
                                      ----------    ---------        ----------    --------
Income before income taxes               156,146      123,815           357,102     155,783

Income taxes                              10,170       11,586            20,840      20,655
                                      ----------    ---------        ----------    --------

Net income                              $145,976     $112,229          $336,262    $135,128

                                       =========     ========         =========    ========


Net income per common share
  Basic                                         $0.02       $0.02             $0.05       $0.02

  Diluted                                       $0.02       $0.02             $0.04       $0.01


Weighted average shares outstanding      7,461,992    4,943,093       7,192,658     4,599,067



      DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Six Months Ended
                                                                       March 31
                                                                  2008              2007
                                                             ----------       -----------
Cash flows from operating activities:
    Net income                                                $ 336,262        $ 135,128
    Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation                                             181,047          165,392
       Amortization expense                                       8,148            7,806
       Allowance for doubtful accounts and sales returns        (12,300)          21,637
       Stock based compensation                                   9,620           11,366
   (Increase) decrease in:
         Accounts receivable                                   (178,770)        (127,501)
         Inventories                                             42,153         (210,195)
         Prepaid expenses and other current assets              (93,638)         (19,065)
    Increase (decrease) in:
         Accounts payable and accrued expenses                 (318,543)        (250,803)
                                                             -----------       ----------
Net cash used in operating activities                          ( 26,021)        (266,235)
                                                            -----------        ----------
   Cash flows from investing activities:
     Acquisition of property, plant and equipment              (101,354)         (123,206)
     Cash paid for acquisition of EMF                             -0-            (674,890)
     Cash paid for acquisition of POC                          (250,000)            -0-
     Acquisition costs                                          (92,851)            -0-
                                                            -----------        ----------
     Net cash used in investing activities                     (444,205)         (798,096)
                                                            -----------        ----------
Cash flows from financing activities:
     Issuance of common stock                                   152,036           168,461
     Issuance of preferred stock                                  -0-             700,000
     Payments on long-term debt                                 (73,195)          (47,778)
     Proceeds from short-term debt                              448,902           251,870
     Deferred financing costs incurred                            -0-             174,816
     Payments on short-term debt                                  -0-            (227,278)
     Preferred stock dividends paid                             (35,500)          (48,340)
                                                               ---------        -----------
Net cash provided by financing activities                        492,243          971,751
                                                               ---------        -----------
Net increase(decrease) in cash                                    22,017          (92,580)

Cash - beginning of period                                       496,948          352,139
                                                               ---------        -----------
Cash - end of period                                           $ 518,965        $ 259,559
                                                               ==========       ===========

Supplemental Disclosure of cash flow information:

           Preferred stock dividends declared                     $35,500         $66,090
           Less dividends payable at March 31                      -0-            (17,750)
    Net cash paid for dividends                                   $35,500         $48,340


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2007 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of March 31, 2008 and the consolidated statements of operations for the three and six months ended March 31, 2008 and 2007 and cash flows for the six months ended March 31, 2008 and 2007, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2008 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

     Certain items in the 2007 statement of operations have been restated to conform with the 2008 financial statement presentation.

Note 2   Business Acquisition

     On January 18, 2008, the company, through its wholly owned subsidiary Optometrics Corporation, entered into an Asset Purchase Agreement with Precision Optics Corporation, Inc., a Massachusetts corporation and manufacturer of optical products. Pursuant to the agreement, the Company acquired certain equipment used to create optical filters, certain inventory, intellectual property and a customer list for a cash purchase price of $250,000. The asset purchase was recorded under the purchase method of accounting which requires the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. The total purchase price of $250,000 was allocated to fair value of the equipment. In addition, for a period of three years after the closing, the Company agreed to pay Precision Optics Corporation, Inc. a royalty of 25% of revenues from products sold to those customers on the customer list to the extent such revenues exceed $300,000 during a calendar year. The financial statements in this report include the results of operations from the asset purchase from January 18, 2008 through March 31, 2008.

Note 3 - Debt

On December 13, 2007, Dynasil's available line of credit with Susquehanna Bank was increased from $200,000 to $475,000. The interest rate was reduced to Susquehanna Bank's prime rate. All other terms remained unchanged.


Note 4 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                                 March 31, 2008          September 30, 2007
                                 -----------------       ------------------
        Raw Materials               $1,090,372              $1,145,249
        Work-in-Process                198,728                 336,203
        Finished Goods                 501,467                 351,268
                                       -------               ---------
                                    $1,790,567              $1,832,720
                                     =========               =========
Note 5 - Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share.

Note 6 - Stock Based Compensation

     The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

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

During the three months ended March 31, 2008, -0- stock options were granted and -0- options were exercised. For three months ended March 31, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $9,620 for options granted one year ago which became exercisable. During the six months ended March 31, 2008, 50,000 stock options were granted at a price of $2.00 per share and -0- options were exercised. The granted stock options cannot be exercised until 2009 and therefore stock-based compensation expense totaling $1,418 will be recognized at that time if they become exercisable. At March 31, 2008, there was approximately $1,418 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan. The Company cancelled -0- options during the six months ended March 31, 2008. Compensation expense relating to non-employee stock options granted during the six months ended March 31, 2008 were $-0-.

DYNASIL CORPORATION OF AMERICA

Note 7   Subsequent Event

At Dynasil's annual meeting on February 5, 2008, shareholders approved a proposal to reincorporate the Company as a Delaware corporation. That reincorporation process was completed on or about May 13, 2008.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Dynasil Corporation of America ("Dynasil", the "Company" or "we") revenues for the second quarter of fiscal year 2008 which ended March 31, 2008, were $3,045,974, an increase of 1.4% over revenues of $3,003,216 for the quarter ended March 31, 2007. Net income for the quarter ended March 31, 2008 was $145,976 or $0.02 per share, an increase of 30% over net income of $112,229, or $0.02 per share, for the quarter ended March 31, 2007. Our EMF Corporation ("EMF") subsidiary had its third consecutive profitable quarter which was the primary driver for the net income increase. Year to date revenues of $5.9 million are up 5.6% versus last year and net profit of $336,262 is up 149% versus $135,128 for the six months ended March 31, 2007.


On December 20, 2007, we announced our entry into a letter of intent to acquire an advanced instrument company that, if completed, is expected to more than triple our revenues and profitability. As of the date of this Report, we have completed the majority of due diligence, are working on definitive agreements, have obtained non-binding term sheets for bank financing on favorable terms and are engaged in arranging necessary equity financing. We are currently targeting a July 1, 2008 closing date to coincide with the end of the instruments company fiscal year. On January 18, 2008, we completed the acquisition of the optical filter product line from Precision Optics Corporation which is being fully integrated into our Optometrics Corporation ("Optometrics") subsidiary location and is expected to add about $500,000 of additional revenues per year. We continue to execute our strategy of profitable growth through organic growth and acquisitions.

Results of Operations

     Revenues for the three months ended March 31, 2008 were $3,045,974, an increase of 1.4% over revenues of $3,003,216 for the quarter ended March 31, 2007. Revenues for the six months ended March 31, 2008 were $5,860,880, an increase of 5.6% over revenues of $5,539,512 for the quarter ended March 31, 2007. The revenue increases came from organic growth and the Precision Optics acquisition. Year to date revenues for EMF are up 15% and for Optometrics are up 19%. We are managing our New Jersey optical materials business to maximize cash and revenues are down 10% year to date, primarily due to the loss of a high volume, low margin business in the quarter ending March 31, 2008, which was expected to occur.

     Cost of sales for the three months ended March 31, 2008 was $2,070,418 or 67.9% of sales, a decrease of 3.5 percentage points from the three months ended March 31, 2007 of $2,144,767, or 71.4% of sales. Cost of sales for the six months ended March 31, 2008 was $3,971,438 or 67.7% of sales, a decrease of 5.0 percentage points from the six months ended March 31, 2007 of
$4,028,630, or 72.7% of sales.   The largest driver in the cost of sales
improvement was the productivity improvements at EMF.

DYNASIL CORPORATION OF AMERICA

     Gross profit for the three months ended March 31, 2008, was $975,556, or 32.1% of sales, an increase of $117,107 over the three months ended March 31, 2007 of $858,449, or 28.5% of sales. Gross profit for the six months ended March 31, 2008, was $1,889,442, or 32.3% of sales, an increase of $378,560 over the six months ended March 31, 2007 of $1,510,882, or 27.3% of sales. Operational improvements at EMF and increased revenues are the key factors for the significant gross profit increase.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2008, were $777,348 or 25.5% of sales, an increase of
2.4 percentage points from the three months ended March 31, 2007 of $695,633 or 23.1% of sales. SG&A expenses for the six months ended March 31, 2008, were $1,456,756 or 24.8% of sales, an increase of 1.7 percentage points from the six months ended March 31, 2007 of $1,280,435 or 23.1% of sales. The changes in SG&A expenses and percentages resulted primarily from the addition of staffing to prepare for anticipated future growth and Sarbanes Oxley section 404 implementation costs, for which the majority of our estimated out of pocket expenses occurred during the quarter ended March 31, 2008. We are in the process of recruiting a full time CFO in conjunction with the expected advanced instrument company acquisition.

     Net interest expense for the three months ended March 31, 2008, was $42,062, compared to $39,001 for the three months ended March 31 2007. Net interest expense for the six months ended March 31, 2008, was $75,584, compared to $74,664 for the three months ended March 31 2007.

     Net income for the three months ended March 31, 2008, was $145,976 or $0.02 in basic earnings per share, which is up 30% from net income for the three months ended March 31, 2007, of $112,229, or $0.02 in basic profit per
share.   Net income for the six months ended March 31, 2008, was $336,262 or
$0.05 in basic earnings per share, which is up 149% from net income for the six months ended March 31, 2007, of $135,128, or $0.02 in basic profit per share. The turn-around of EMF results was the largest factor for the large net income increase.

The Company had a $10,170 provision for income taxes for the quarter ended March 31, 2008, and an $11,586 provision for the quarter ended March 31, 2007. The Company had a $20,840 provision for income taxes for the six months ended March 31, 2008, and a $20,655 provision for the six months ended March 31, 2007. The income taxes were primarily for Massachusetts. As of September 30, 2007, the Company had approximately $674,200 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company had approximately $585,800 of net operating loss carry forwards to offset certain future New Jersey taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

     Cash increased by $22,017 for the six months ended March 31, 2008.
The primary sources of cash were net income of $336,262, depreciation and amortization expenses that aggregated $189,195, net borrowings of $375,707, and the issuance of common stock of $152,036. The primary uses of cash were acquisition of property, plant and equipment of $101,354, acquisition of Precision Optics assets of $250,000, increases in accounts receivable of $178,770, acquisition costs for the advanced instrument company of $92,851 and decreases in accounts payable and accrued expenses of $318,543.

     The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are

DYNASIL CORPORATION OF AMERICA

sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures, greater than $100,000, in the next six to nine months. Any major business expansions or acquisitions, including the planned acquisition of an advanced instrument company discussed elsewhere in this Report, likely will require the Company to seek additional debt and/or equity financing.

Acquisitions

     We continue to execute our strategy of significant growth through acquisitions as well as organic growth and effective execution in our businesses. On December 20, 2007, we announced that we had entered into a Letter of Intent to acquire a privately-owned advanced instruments company which, if completed, is expected to more than triple our revenues and profitability. The targeted company makes high growth potential instruments which are sold into the medical, environmental sensing and quality instrumentation markets. It also has a significant research and development team performing a number of government contracts for the Department of Homeland Security and other government agencies. Management expects that the acquisition would be transformational for Dynasil in that it would move us from a predominantly component-based supply company to an instrumentation company with a considerable intellectual property portfolio and extensive technology capability as well as more than tripling expected revenues and profitability. Consummation of the transaction is contingent on completion of definitive acquisition agreements, due diligence, and obtaining financing. The majority of due diligence has been completed and definitive agreements are in-process. Non-binding bank term sheets have been obtained for at least $10 million of senior loan financing on favorable terms. We also are in the
process of arranging required equity financing.   Dynasil has acquired two
other companies and one product line during the last three years and has delivered significant performance improvements at all of its business units.

On January 18, 2008, we closed the acquisition of an optical filter product line from Precision Optics Corporation, Inc. ("POC") located in Gardner, MA. The purchase included the intellectual property, customer base and equipment to produce a variety of high performance optical filters that extend the market offerings of Optometrics in Ayer, MA. In addition to a $250,000 up-front cash payment, there is a royalty agreement on existing business for three years. This purchase fits our strategy of add-on acquisitions to grow our existing businesses. We are in the process of fully integrating the additional optical filter business into our Ayer, MA location and anticipate incremental revenues of at least $500,000 per year which we expect to be immediately accretive to earnings. The intellectual property and know-how adds a significant capability set to the Company.

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

DYNASIL CORPORATION OF AMERICA

Revenue Recognition
     Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers' instructions, the sales price is fixed and determinable, and collections are reasonably assured.
Valuation of Long-Lived Assets
     We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined that there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that a portion of our long-lived assets is impaired. Such a determination could result in non-cash charges to income that could materially and adversely affect the Company's financial position or results of operations for that period.
Estimating Allowances for Doubtful Accounts Receivable
     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results. Valuation of Deferred Tax Assets
     We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company believes that some of these carry forwards will be realized, and has adjusted the valuation allowance accordingly as outlined in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. Stock-Based Compensation
     Compensation costs are recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense at the date that the grant becomes exercisable based on the estimated fair value of the security in question as of the grant date, determined using the Black Scholes option pricing model.


Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised
2007), Business Combinations, which replaces SFAS No 141. The statement retains the

DYNASIL CORPORATION OF AMERICA

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

     In December 2007, the FASB issued SFAS No. 160,
Noncontrolling Interests in
Consolidated Financial Statements-An Amendment of
ARB No. 51,or SFAS No.160. SFAS
No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.
We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

     In March 2008, the FASB issued SFAS No. 161,
"Disclosures about Derivative
Instruments and Hedging Activities" ("SFAS No. 161").
SFAS 161 requires companies with
derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for
Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS
161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

DYNASIL CORPORATION OF AMERICA

     There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
------------------

ITEM 1    LEGAL PROCEEDINGS

     The information set forth under Item 5 with respect to the Summons with Notice received by EMF is incorporated herein by reference.

ITEM 2    CHANGES IN SECURITIES

     NONE

ITEM 3    DEFAULTS ON SENIOR SECURITIES

     NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On May 15, 2008, the Company issued a press release announcing its financial results for its first quarter ending March 31, 2008. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

On or about May 6, 2008, EMF received a copy of Summons with Notice (the "Summons") filed on January 18, 2008 in the Supreme Court of the State of New York, County of Albany, by the New York State Attorney General on behalf of the State of New York Workers' Compensation Board, as plaintiff. The Summons requires EMF, which is one of a large number of defendants, to appear in the action commenced by the plaintiff alleging its entitlement to recover previously billed and unpaid assessments aggregating approximately $1 million and other, but as yet undetermined, assessments which could aggregate to more than $25 million from the defendants based upon their participation on a joint and several liability basis in a Manufacturing Self Insurance Trust that closed on or about August 31, 2007. EMF has engaged counsel to appear for it in this action. Although the action is in an early state, EMF believes that its ultimate liability, if any, in this matter will not have a material adverse effect on its financial condition.

DYNASIL CORPORATION OF AMERICA

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


       (a)     Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     99.1 Press release, dated May 15, 2008 issued by Dynasil Corporation of America announcing its financial results for the second quarter ending March 31, 2008.

     (b) Reports on Form 8-K

     On January 22, 2008, a current report on Form 8-K Items
     1, 2, and 9 for entering into a definitive agreement and completing the acquisition of a product line from Precision Optics Corporation on January 18, 2008.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA

BY:       /s/ Craig T. Dunham                     DATED:    May 15, 2008
   ---------------------------------                  ------------------
          Craig T. Dunham,
          President and CEO


          /s/ Laura S. Lunardo                   DATED:     May 15, 2008
     ----------------------------                    --------------------
         Laura S. Lunardo
          Chief Financial Officer