Form 10QSB
period 2008-06-30
DYNASIL CORP OF AMERICA
filed 2008-08-13
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

    Commission file number        000-27503
                             ____________________


                      DYNASIL CORPORATION OF AMERICA

-------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


          Delaware                            22-1734088
        --------------             -------------------------------
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

The Company had 11,332,689 shares of common stock, par value
$.0005 per share, outstanding as of August 1, 2008.

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                INDEX


PAGE
PART 1.   FINANCIAL INFORMATION
----

  ITEM 1.   FINANCIAL STATEMENTS

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008
            AND SEPTEMBER 30, 2007                                   3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007             4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            NINE MONTHS ENDED JUNE 30, 2008 AND 2007                 5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                    8

   ITEM 3.   CONTROLS AND PROCEDURES                                14


PART II.  OTHER INFORMATION                                         14

   ITEM 1.   LEGAL PROCEEDINGS                                      14

   ITEM 2.   CHANGES IN SECURITIES                                  14

   ITEM 3.   DEFAULTS ON SENIOR SECURITIES                          15

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    15

   ITEM 5.   OTHER INFORMATION                                      15

   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                       15

 SIGNATURES                                                         16

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                          June 30         September 30
                                           2008              2007
                                          (Unaudited)
                                          ----------      ----------
Current assets
   Cash and cash equivalents               $ 371,904       $ 496,948
   Accounts receivable, net of
    allowance for doubtful
    accounts of $76,290 and
    $98,863 and sales returns of
    $27,903 and $30,790 for
    June 30, 2008 and
    September 30, 2007, respectively       1,317,830       1,284,844
    Inventories                            2,036,849       1,832,720
    Deferred tax asset                       216,100         216,100
    Prepaid expenses and other
     current assets                          207,409         130,548
                                          ----------      ----------
        Total current assets               4,150,092       3,961,160

Property, Plant and Equipment, net         2,603,608       2,436,517

Other Assets                                 232,374          88,698
                                          ----------      ----------

        Total Assets                      $6,986,074      $6,486,375
                                          ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note payable to bank -
    Line of credit                          $560,070        $311,870
   Current portion - long term debt          167,119          99,237
   Accounts payable                          496,109         684,208
   Accrued expenses                          571,260         587,872
                                          ----------      ----------
        Total current liabilities          1,794,558       1,683,187

Long-term Debt, net                        1,463,362       1,626,980


Stockholders' Equity
   Common Stock, $.0005 par value,
    25,000,000 shares authorized,
    7,558,667 and 6,926,683 shares
    issued, 6,748,507 and 6,116,523
    shares outstanding                         3,779           3,464
   Preferred Stock, $.001 par value,
    10,000,000 shares authorized,
    710,000 and 710,000 shares Series B
    shares issued and outstanding
    for June 30, 2008 and September 30,
    2007 respectively, 10% cumulative,
    convertible                                  710             710
   Additional paid in capital              3,199,682       2,983,980
   Retained earnings                       1,510,325       1,174,396
                                          ----------      ----------
                                           4,714,496       4,162,550

   Less 810,160 shares in treasury -
     at cost                                (986,342)       (986,342)
                                          ----------      ----------
        Total stockholders' equity         3,728,154       3,176,208
                                          ----------      ----------
        Total Liabilities and
          Stockholders' Equity            $6,986,074      $6,486,375
                                          ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended       Nine Months Ended
                                               June 30                   June 30
                                          2008        2007          2008          2007
                                      ----------    ---------    ----------     ----------
Net sales                             $2,676,263   $2,584,519    $8,537,144     $8,124,031
Cost of sales                          1,891,753    1,776,432     5,867,317      5,785,706
                                      ----------    ---------    ----------     ----------
Gross profit                             784,510      808,087     2,669,827      2,338,325

Selling, general and administrative      678,736      660,459     2,131,366      1,960,250
       expenses
                                      ----------    ---------    ----------     ----------
Income from operations                   105,774      147,628       538,461        378,075
Interest expense - net                    39,191       39,551       114,774        114,215
                                      ----------    ---------    ----------     ----------
Income before income taxes                66,583      108,077       423,687        263,860
Income taxes                              13,581        9,973        34,421         30,629
                                      ----------    ---------    ----------     ----------
Net income                            $   53,002    $  98,104     $ 389,266     $  233,231
                                      ==========    =========    ==========     ==========

Net income per share
  Basic                                    $0.01        $0.02         $0.05          $0.03
  Diluted                                  $0.00        $0.01         $0.05          $0.03

Weighted average shares outstanding    6,743,853    6,114,679     6,559,629      5,104,271

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                     Nine Months Ended
                                                                         June 30
                                                                  2008              2007
                                                            ----------       -----------
Cash flows from operating activities:
    Net income                                               $ 389,266         $ 233,231
    Adjustments to reconcile net income
    to net cash used in operating activities:
       Depreciation                                            275,814           253,656
       Amortization expense                                     12,222            12,222
       Allowance for doubtful accounts and sales returns       (25,461)            7,463
       Stock based compensation                                 42,420            11,366
 (Increase) decrease in:
         Accounts receivable                                    (2,993)           98,366
         Inventories                                          (204,129)         (386,033)
         Prepaid expenses and other
          current assets                                       (72,342)          (56,670)
  Decrease in:
         Accounts payable and accrued expenses                (204,705)         (159,107)
                                                            ----------       -----------
Net cash from operating activities                             210,092            14,494
                                                            ----------       -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment             (192,904)         (293,773)
     Cash paid for acquisition of EMF                            -0-            (674,890)
     Cash paid for acquisition of POC                         (250,000)             -0-
     Acquisition costs                                        (164,953)             -0-
                                                            ----------       -----------
Net cash used in investing activities                         (607,857)         (968,663)
                                                            ----------       -----------
Cash flows from financing activities:
    Issuance of common stock                                   173,507           170,590
    Issuance of preferred stock                                  -0-             700,000
    Payments on long-term debt                                 (95,736)          (72,361)
    Proceeds from refinanced long term-debt                      -0-             174,816
    Proceeds from short-term debt                              250,000           212,910
    Payments on short-term debt                                 (1,800)         (227,277)
    Preferred stock dividends paid                             (53,250)          (66,092)
                                                            ----------       -----------
Net cash provided by financing activities                      272,721           892,586
                                                            ----------       -----------
Net decrease in cash                                          (125,044)          (61,583)

Cash - beginning of period                                     496,948           352,139
                                                            ----------       -----------
Cash - end of period                                         $ 371,904         $ 290,556
                                                            ==========       ===========
Supplemental Disclosure of cash flow information
  Non-cash investing and financing activities:
         Preferred stock dividends declared                    $53,250           $83,842
         Less dividends payable at June 30                       -0-             (17,750)
         Net cash paid for dividends                           $53,250           $66,092
                                                            ==========       ===========
Acquisition of EMF Corporation
   Fair market value of current assets acquired                  -              $468,300
   Property, plant & equipment                                   -             1,789,621
   Fair market value of liabilities assumed                      -            (1,063,031)
                                                                               ---------
   Total cost of acquisition                                     -             1,194,890
   Debt incurred to pay seller                                   -              (520,000)
                                                                               ---------
   Net cash paid for EMF Corporation                             -              $674,890
                                                                               =========

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2007 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of June 30, 2008 and the consolidated statements of operations for the three and nine months ended June 30, 2008 and 2007 and cash flows for the nine months ended June 30, 2008 and 2007, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2008 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Business Acquisition

      On January 18, 2008, the company, through its wholly owned subsidiary Optometrics Corporation, entered into an Asset Purchase Agreement with Precision Optics Corporation, Inc., a Massachusetts corporation and manufacturer of optical products. Pursuant to the agreement, the Company acquired certain equipment used to create optical filters, certain inventory, intellectual property and a customer list for a cash purchase price of $250,000. The asset purchase was recorded under the purchase method of accounting which requires the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. The total purchase price of $250,000 was allocated to fair value of the equipment. In addition, for a period of three years after the closing, the Company agreed to pay Precision Optics Corporation, Inc. a royalty of 25% of revenues from products sold to those customers on the customer list to the extent such revenues exceed $300,000 during a calendar year. The financial statements in this report include the results of operations from the asset purchase from January 18, 2008 through June 30, 2008, but do not reflect the results of operations from or the other effects of the transaction reported under Note 7 - Subsequent Event below.

Note 3 - Debt

     On December 13, 2007, Dynasil's available line of credit with Susquehanna Bank was increased from $200,000 to $475,000. The interest rate was reduced to Susquehanna Bank's prime rate. All other terms remained unchanged. However, this information does not reflect the transaction reported under Note 7 - Subsequent Event below.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Inventories

      Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:


                                  June 30, 2008     September 30, 2007
                                 -----------------  ------------------
        Raw Materials               $1,203,361         $1,145,249
        Work-in-Process                314,087            336,203
        Finished Goods                 519,401            351,268
                                       -------          ---------
                                    $2,036,849         $1,832,720
                                     =========          =========
Note 5 - Net Income Per Share

      Basic net income per share is computed using the weighted average number of common shares outstanding. The dilutive effects of potential common shares outstanding are included in diluted net earnings per share.

Note 6 - Stock Based Compensation

      The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for the most recent grant for determining the fair value of options granted under the Black-Scholes option pricing model:

          Expected term in years             5 years
          Risk-free interest rate             4.76%
          Expected volatility                29.61%
          Expected dividend yield             0.00%

      The expected volatility was determined with reference to the historical volatility of the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

     During the three months ended June 30, 2008, 120,000 stock options were granted at prices of $2.89 to $3.08 per share and - 0- options were exercised. For three months ended June 30, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $32,800 for options granted during the quarter which are exercisable. During the nine months ended June 30, 2008, 170,000 stock options were granted at prices of $2.00 to $3.08 per share and -0- options were exercised. For nine months ended June 30, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $42,420 for options granted during the period which are exercisable or have become exercisable during the period. 30,000 of the granted stock options in the quarter ending June 30, 2008 cannot be exercised until 2010 and therefore stock-based compensation expense totaling $9,702 will be recognized at that time if they become exercisable. At June 30, 2008, there was approximately $11,120 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the Plan. The Company cancelled -0- options during the nine months ended June 30, 2008. Compensation expense relating to non-employee or Director stock options granted during the nine months ended June 30, 2008 was $32,800.

Note 7 - Subsequent Event

     On July 1, 2008, Dynasil acquired certain assets of RMD Instruments, LLC and the outstanding stock of Radiation Monitoring Devices, Inc. (together, "RMD"). In order to provide financing for this acquisition, Dynasil completed a $10 million bank financing with Susquehanna Bank DV, issued 4.6 million shares of common stock and sold shares of Series C 10%
Cumulative Convertible Preferred Stock. In addition, Dynasil entered into former owner work continuation agreements with two former owners of the acquired businesses and entered into five year leases for the space currently occupied by the businesses being acquired. See the Management's Discussion and Analysis section and Dynasil's report on form 8-K filed on July 7, 2008 for additional details.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

     Dynasil Corporation of America ("Dynasil", the "Company" or "we") revenues for the third quarter of fiscal year 2008 which ended June 30, 2008, were $2,676,263, an increase of 3.5% over revenues for the quarter ended June 30, 2007. Net income for the quarter ended June 30, 2008 was $53,002 or $0.01 per share, a decrease of 46% over net income of $98,104 or $0.02 per share, for the quarter ended June 30, 2007. Through three quarters, year to date performance shows a 5.1% increase in revenues to approximately $8.5 million and a 67% increase in net profit to $389,266 versus the prior year. Third quarter profits were impacted by staffing costs and other expenses in support of the large RMD acquisition. The Company also experienced weaker than expected quarterly results in its optical materials business unit. Consummation of the RMD acquisition, including obtaining needed financing and recruiting additional personnel, consumed the bulk of corporate management's attention during the quarter. Improved execution and a turnaround in the Company's EMF optical coatings unit is the largest contributor for the significant year to date profitability improvement.

     On July 1, 2008, Dynasil acquired the stock of Radiation Monitoring Devices, Inc. and specific assets of RMD Instruments, LLC (together, "RMD") which are advanced instruments companies located in Watertown, MA. The purchase price totaled approximately $20 million. RMD revenues for the twelve months ended June 30, 2008 were approximately $22.5 million. Preliminary, unaudited RMD profit for the twelve months ended June 30, 2008 was approximately $3 million. Management expects the addition of RMD to be a transformational event for Dynasil as we expect to more than triple our revenues and profits while our shares outstanding only approximately double, which would make the acquisition immediately accretive to earnings. With the addition of RMD, Dynasil has grown from an unprofitable $2 million of revenues for fiscal year 2004 to revenues expected to exceed $35 million for fiscal year 2009 with strong profitability. Over this period, Dynasil's stock price has moved from $0.07 per share to around $2.30 to $2.50 per share. RMD brings a track record of solid profitability and cash flow. RMD also brings some exciting products as well as extensive technological capability that are expected to drive our future growth by providing commercial products in areas like medical imaging and sensors for homeland security. We continue to execute our strategy of profitable growth through organic growth and acquisitions.

DYNASIL CORPORATION OF AMERICA

Results of Operations

      Revenues for the three months ended June 30, 2008 were $2,676,263, an increase of 3.5% over revenues of $2,584,519 for the quarter ended June 30, 2007. Revenues for the nine months ended June 30, 2008 were $8,537,144, an increase of 5.1% over revenues of $8,124,031 for the nine months ended June 30, 2007. The revenue increases came from organic growth and the Precision Optics acquisition. Year to date revenues for our optical coatings business are up 11% and our optical components business is up 21%. We are managing our New Jersey optical materials business to maximize cash and revenues are down 13% year to date, with the largest impact coming from the loss of a high volume, low margin business which was expected to occur as well as a slowdown in that market.
      Cost of sales for the three months ended June 30, 2008 was $1,891,753 or 70.6% of sales, an increase of 1.9 percentage points from the three months ended June 30, 2007 of $1,776,432, or 68.7% of sales. The largest driver for the cost of sales increase was the lower than expected sales volume and elevated material costs for the optical materials business where we have taken steps to reduce costs. Cost of sales for the nine months ended June 30, 2008 was $5,867,317 or 68.7% of sales, a decrease of 2.5 percentage points from the nine months ended June 30, 2007 of $5,785,706, or 71.2% of sales. The largest driver in the cost of sales improvement year to date was productivity improvements at EMF.

      Gross profit for the three months ended June 30, 2008, was $784,510 or 29.4% of sales, a decrease of $23,577 over the three months ended June 30, 2007 of $808,087, or 31.3% of sales. Gross profit for the nine months ended June 30, 2008, was $2,669,827, or 31.3% of sales, an increase of $331,502 over the nine months ended June 30, 2007 of $2,338,325, or 28.8% of sales.
Operational improvements at EMF were the largest driver of year to date gross margin improvement.

      Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2008, were $678,736 or 25.3% of sales, a decrease of 0.2 percentage points from the three months ended June 30, 2007 of $660,459 or 25.5% of sales. SG&A expenses for the nine months ended June 30, 2008, were $2,131,366 or 24.9% of sales, an increase of 0.8 percentage points from the nine months ended June 30, 2007 of $1,960,250 or 24.1% of sales. The changes in SG&A expenses resulted primarily from the addition of staffing to prepare for the RMD acquisition and Sarbanes Oxley section 404 implementation costs. In order to prepare for the RMD acquisition, we hired Mr. Eugene Talerico during June 2008 as Corporate Controller and welcomed Mr. Peter Sulick as our fourth Director, Financial Expert, and Audit Committee Chairman which resulted in $32,800 of associated stock option expenses.

      Net interest expense for the three months ended June 30, 2008, was $39,191, compared to $39,551 for the three months ended June 30 2007. Net interest expense for the nine months ended June 30, 2008, was $114,774, compared to $114,215 for the three months ended June 30 2007.

      Net income for the three months ended June 30, 2008, was $53,002 or $0.01 in basic earnings per share, which is down 46% from net income for the three months ended June 30, 2007, of $98,104, or $0.02 in basic profit per share. Costs to add staffing in preparation for the RMD acquisition as well as weaker than expected results in our optical materials business were the primary profit drivers. Net income for the nine months ended June 30, 2008, was $389,266 or $0.05 in basic earnings per share, which is up 67% from net income for the nine months ended June 30, 2007, of $233,231, or $0.03 in basic profit per share. The turn-around of EMF results was the largest factor for the large net income increase.

DYNASIL CORPORATION OF AMERICA

     The Company had a $13,581 provision for income taxes for the quarter ended June 30, 2008, and a $9,973 provision for the quarter ended June 30, 2007. The Company had a $34,421 provision for income taxes for the nine months ended June 30, 2008, and a $30,629 provision for the nine months ended June 30, 2007. The income taxes were primarily for Massachusetts. As of September 30, 2007, the Company had approximately $674,200 of net operating loss carry forwards to offset future income for federal tax purposes expiring in various years through 2021. In addition, the Company had approximately $585,800 of net operating loss carry forwards to offset certain future New Jersey taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

      Cash decreased by $125,044 for the nine months ended June 30, 2008. The primary sources of cash were net income of $389,266, depreciation and amortization expenses that aggregated $288,036, net borrowings of $152,464, and the issuance of common stock of $173,507. The primary uses of cash were acquisition of property, plant and equipment of $192,904, acquisition of Precision Optics assets of $250,000, increases in inventories of $204,129, RMD acquisition costs of $164,953 and decreases in accounts payable and accrued expenses of $204,705.

      The Company is in the process of seeking to raise an additional $700,000 or more of financing from the sale of series C 10% cumulative convertible preferred stock for working capital purposes. The Company believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, will be sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. There are currently no plans for any major capital expenditures, greater than $100,000, in the next six to nine months. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

Acquisitions

     The acquisition of RMD on July 1, 2008 is expected to be transformational for Dynasil. The purchase price totaled approximately $20 million, comprised of cash payments of $12.5 million and the issuance of 4.6 million shares of Dynasil common stock. In order to finance the acquisition, Dynasil completed a $9 million bank term loan at a 6% annual interest rate and issued approximately $5 million of 10% Cumulative Convertible Preferred Stock that is convertible into Dynasil common stock at a $2.50 per share price. Management has left the Preferred Stock offering open to raise additional working capital and current commitments are approximately $5.3 million versus a target of at least $6 million. Management expects that RMD will more than triple our revenues and profits while our shares outstanding only approximately double, which would make the acquisition immediately accretive to earnings. It also brings us some exciting products and extensive technological capability that we expect will drive our future growth.

     RMD is comprised of two business entities, one of which performs research under government contracts such as SBIRs while the other manufactures and sells photonics related instruments and components. RMD revenues for the twelve months ended June 30, 2008 were approximately $22.5 million. Preliminary, unaudited RMD profit for the twelve months ended June 30, 2008 was approximately $3 million. RMD's commercial products, which management believes to have high growth potential, are sold into the medical imaging, environmental sensing and quality control markets. These products include hand-held x-ray fluorescence analyzers for lead paint and RoHS "green" compliance; medical probes for cancer surgery that can dramatically reduce the number of lymph nodes removed for biopsy; a camera that integrates a visual picture with radioactive material

DYNASIL CORPORATION OF AMERICA

detection for Homeland Security and nuclear waste cleanup applications; avalanche photodiodes for applications including medical imaging; and very high performance scintilator imaging screens for digital radiography. More than 30% of 2007 commercial revenues came from after-sales maintenance and support of instruments which provides an ongoing, profitable revenue stream from the installed base of RMD instruments.

     RMD has a total staff of about 100 employees that includes 38 Ph.Ds as part of a significant research and development team that contracts with the National Institute of Health, the Department of Energy, the Department of Defense, NASA, NSF, the Domestic Nuclear Detection Office and the Department of Homeland Security. The current backlog for research contracts exceeds last year's revenues.

     Former RMD owners, Dr. Gerald Entine and Mr. Jack Paster are now major Dynasil shareholders and plan to stay with the company for at least one and a half years. RMD is developing technology ranging from improved scintilators for nuclear detectors directed towards homeland security and medical imaging applications, high performance optical detectors for medical and space requirements, and magnetic sensor arrays for non-destructive testing. Management believes that these projects provide high upside for faster growth and profitability.

     Dynasil is a technology company focused in the Photonics sector which is comprised of many rapidly growing markets such as solar energy, medical instrumentation, lasers and display technologies. RMD is expected to bring new capabilities to Dynasil to drive our growth in the photonics market by solving technical challenges such as the demands for smaller, more sensitive, more efficient and more capable devices. RMD is performing cutting edge research in the areas of sensor and detector technology, laser optics and medical imaging.

     Prior to the RMD acquisition, Dynasil had grown from an unprofitable company with only $2 million of revenues in FY 2004 to a solidly profitable $11 million company in FY 2007 by executing the growth and process improvement strategy initiated by Mr. Craig T. Dunham, who joined Dynasil as President and CEO in October 2004. Dynasil acquired two other companies and a product line during the last three years and has delivered significant performance improvements at all three of its business units. Management views the addition of RMD as a major step in executing Dynasil's profitable growth strategy and we plan to apply our skills in effective execution to build on their strong cash flow and accelerate the growth of their current products as well as to commercialize new technology.

     On January 18, 2008, Dynasil closed the acquisition of an optical filter product line from Precision Optics Corporation, Inc. ("POC") located in Gardner, MA. The purchase included the intellectual property, customer base and equipment to produce a variety of high performance optical filters that extend the market offerings of our optical components business at Optometrics in Ayer, MA. In addition to a $250,000 up-front cash payment, there is a royalty agreement on existing business for three years. This purchase fits our strategy of add-on acquisitions to grow our existing businesses. We are in the process of fully integrating the additional optical filter business into our Ayer, MA location and anticipate incremental revenues of at least $500,000 per year. The intellectual property and know-how adds a significant capability set to the Company.
Critical Accounting Policies and Estimates
      There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2007. We have not adopted any

DYNASIL CORPORATION OF AMERICA
accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

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

DYNASIL CORPORATION OF AMERICA


recorded as an expense at the date that the grant becomes exercisable based on the estimated fair value of the security in question as of the grant date, determined using the Black
Scholes option pricing model.

Fair Value of Equity Instruments
     The valuation of certain items, including valuation of warrants, beneficial converse on feature related to convertible debt and compensation expense related to stock options granted, involve significant estimates with underlying assumptions judgmentally determined. The valuation of warrants and stock options are based upon a Black Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions.

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

   In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement shall be effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The

DYNASIL CORPORATION OF AMERICA

Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.
   Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA") and the Securities and Exchange Commission ("SEC") did not have, or are not believed by management to have, a material impact on the Company's present or future financial statements.

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

DYNASIL CORPORATION OF AMERICA

ITEM 3    DEFAULTS ON SENIOR SECURITIES

     NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5    OTHER INFORMATION

The information presented in Items 1 and 2 of Part I of this Report is incorporated herein by reference. On August 13, 2008, the Company issued a press release announcing its financial results for its third quarter ending June 30, 2008. A copy of this press release is attached as Exhibit 99 to this Report on Form 10-QSB. This information is being furnished pursuant to
Item 5 of Part II of Form 10-QSB and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits and index of Exhibits

     31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     99.1 Press release, dated August 13, 2008 issued by Dynasil
     Corporation of America announcing its financial results for the third quarter ending June 30, 2008.

     (b) Reports on Form 8-K

        On June 16, 2008, an 8-K report for Items 5.02 and 9.01 reporting that Dynasil had named Mr. Peter Sulick, of Naples, FL as a Dynasil director. The Dynasil Board of Directors passed resolutions to increase the number of Directors from three to four and voted to appoint Mr. Sulick to fill the newly created position. Mr. Sulick became Chairperson of the Audit Committee for Dynasil's Board of Directors' and its Financial Expert.

      On June 26, 2008, an 8-K report for Item 5.02 reporting the addition of Eugene Talerico as Corporate Controller.

      On July 7, 2008, an 8-K report for Items 1.01, 2.01, 3.01,
     3.02, 3.03, 5.01, 8.01, and 9.01 reporting the acquisition of RMD and associated agreements and financing.

      On July 15, 2008, an 8-K report for Item 5.02 reporting modifications in Director's compensation.

DYNASIL CORPORATION OF AMERICA


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:       /s/ Craig T. Dunham                     DATED: August 13, 2008
         ---------------------------------               --------------------
          Craig T. Dunham,
          President and CEO


          /s/ Laura Lunardo                       DATED: August 13, 2008
        -----------------------------                    --------------------
         Laura Lunardo
         Chief Financial Officer