Form 10KSB
period 2008-09-30
DYNASIL CORP OF AMERICA
filed 2008-12-30
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT for the transition period from ___________ to ____________ . Commission file number: 000-27503

                       DYNASIL CORPORATION OF AMERICA
      (Exact name of small business issuer as specified in its charter)

         Delaware                              22-1734088
 (State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)              Identification No.)

385 Cooper Road, West Berlin, New Jersey	 08091
(Address of Principal Executive Offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:
$17,116,341.

The Company's common stock is quoted on the NASDAQ OTC Bulletin
Board under the symbol "DYSL.OB".   The estimated aggregate
market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 12, 2008 was $4,024,263. The market value is based upon the last sale of the Common Stock on the NASDAQ OTC Bulletin Board of $1.16 per share as of December 12, 2008.

The Company had 11,348,635 shares of common stock, par value
$.0005 per share, outstanding as of December 12, 2008.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  X
                                            ----       -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

       Dynasil Corporation of America, a Delaware corporation ("Dynasil", "we" or the "Company"), was incorporated in the State of New Jersey on October 20, 1960 to manufacture synthetic fused silica, the purest form of glass known to man. For nearly five decades, Dynasil has provided high quality synthetic fused silica and fused quartz products to customers for a wide range of photonics applications. Today, Dynasil, after several acquisitions, is comprised of five related businesses: the original optical materials business, optical components, optical coatings, optical instruments, and contract research. We supply a broad range of applications markets in the medical, industrial, and homeland security/ defense sectors.

       The Company entered a period of financial distress after 9/11/01. Mr. Craig Dunham purchased a large ownership interest in Dynasil and became its President and CEO on October 1, 2004. Under his leadership, Dynasil's strategy changed to one designed for significant profitable growth through increasing the revenues of the existing business and strategic acquisitions. During the last 4 years, Dynasil has implemented clear focus, professional management tools, process improvements, and has realized improved execution across its companies with the following results:

      - Revenue has grown from $2 million to $17.1 million, a 65% compound annual growth rate.
      - Net income has gone from a $176,000 loss for FY 2004 to a $1,162,000 profit for FY 2008.
      - Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") has been increased from $7 for FY 2004 to $ 1,954,649 for FY 2008.

       Dynasil was founded as a manufacturer and fabricator of synthetic fused silica, a high purity, industrial optical material. The manufacturing aspect of the business entails producing synthetic fused silica through a chemical-vapor-deposition process in furnaces. The fabricating aspect deals with precision cutting, coring and shaping to customer specifications. In 2002, we suspended operations of our glass furnaces and concentrated on the fabrication of optical materials supplied by other manufacturers. This has included fused quartz from General Electric and fused silica from Corning Incorporated.

       On March 8, 2005, we acquired the operating assets and assumed certain liabilities of Optometrics LLC, a worldwide supplier of optical components and instruments including diffraction gratings, interference filters, laser optics, monochromators and specialized optical systems. This acquisition approximately doubled our revenues and added significant profitability. We conduct this business through our Optometrics Corporation subsidiary ("Optometrics") which is located in Ayer, Massachusetts.

       On October 2, 2006, we acquired 100% of the stock of Evaporated Metal Films Corporation ("EMF") in Ithaca, NY. EMF provides optical thin-film coatings for a broad range of application markets including solar energy, display systems, optical instruments, satellite communications and lighting. This acquisition increased our fiscal year 2007 revenues by approximately 37%.

       On January 18, 2008, Optometrics acquired the optical filter equipment and customer list of Precision Optics Corporation, Inc. of Gardener, MA ("Precision Optics"). The Precision Optics assets have been relocated to Optometrics' Ayer, MA location. The purchase price was $250,000 plus a royalty of 25% of revenues exceeding $300,000 from the purchased customer list for a three year period. The customer list is expected to generate approximately $500,000 of annual revenues for optical filter sales.

       On July 1, 2008, Dynasil acquired the stock of Radiation Monitoring Devices, Inc. ("RMD Research") and specific assets of RMD Instruments, LLC ("RMD Instruments") which are advanced instruments and research companies located in Watertown, MA. RMD Instruments and RMD Research are referred to, together, in this Annual Report as "RMD." RMD Instruments manufactures and sells instruments and components that management believes have high growth potential. These are sold into the medical imaging, environmental sensing and quality control markets and include hand-held analyzers for lead paint and medical probes for cancer surgery with the potential to significantly improve surgical outcomes. RMD Research is one of the largest small business participants for U.S. government funded research. The RMD acquisition more than tripled our revenues for quarter four of fiscal year 2008.

       Our products include optical instruments as well as components that are used for optical instruments, lasers, analytical instruments, semiconductor/electronic devices, automotive components, spacecraft/aircraft components, and in devices for the solar energy industry. These applications for our optical materials, coatings and components include:

  . Lasers - beam splitters, brewster windows, q-switches, exciter systems, diffraction gratings, coatings for laser eye protection
  . Analytical Instruments - diffraction gratings for Spectrometers, fused silica for fire control devices, interference filters for optical instruments
  .   Astronomy - coatings for telescope mirrors
  .   Energy - coatings for solar energy concentrators
  . Transportation- beamsplitters for heads-up displays, reflective coatings for motorcycle helmet visors
  . Imaging and sensors - Avalanche photodiodes for medical imaging, defense and security sensors

       We also produce several analytical instruments including instruments designed to measure the "Sun Protection Factor" ("SPF") of sunscreens, handheld instruments to determine whether there is lead in the paint of buildings and whether electronics are in compliance with the Reduction of Hazardous Substances ("ROHS") regulations, and medical probes which support cancer surgery.

       Our products are distributed through direct sales as well as other channels and delivered by commercial carriers. We have seventeen sales and marketing people who handle all sales. We also use manufacturer's representatives and distributors in various foreign countries for international sales and U.S. manufacturer's representatives for some of the RMD Instruments' product lines. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

       We compete for business in the optics and instrument industries primarily with fabricators of industrial optical materials, other optical components manufacturers and other optical coaters as well as other analytical instruments manufacturers. Market share in the optics and analytical instrument industries is largely a function of quality, price and speed of delivery. We believe that we compete effectively in all three areas.

       Our largest supplier for materials and components is Corning Incorporated, which is a primary supplier of the fused silica material that is fabricated and sold by our New Jersey facility.

       We presently have over 550 customers with approximately 38% of our business concentrated in our top 10 customers. Our five largest customers accounted for approximately 10.5%, 7.2%, 4.5%, 3.2% and 2.7%, respectively, of our revenues during fiscal year 2008. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part, quantity and quality or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We have blanket orders that call for monthly deliveries of a predetermined amount.

       We have 27 patents granted and an additional 17 patents in the application process.

       More than 30% of RMD Instrument's 2007 commercial revenue came from after-sales maintenance and support providing ongoing, profitable revenue from the installed base of instruments. RMD Research has been conducting government research under the Small Business Innovation Research ("SBIR") program for more than 25 years and the current contract backlog exceeds one year. Management believes that prior and current research projects are a source for new commercial products in areas like medical imaging, industrial sensors and homeland security.

       Other than federal, state and local environmental and safety laws as well as International Traffic in Arms Regulation ("ITAR") and FDA requirements, our operations are not subject to direct governmental regulation, although RMD Research must comply with the government contracting rules contained in the federal acquisitions register. We do not have any pending notices of environmental violations and are aware of no potential violations. There are no buried storage tanks on our properties. Environmental costs for fiscal year 2008 did not exceed $50,000.

       Our research and development ("R&D") activities include government funded SBIR research which totaled $4.1 million for fiscal year 2008. R&D for our historical businesses has primarily involved new product development, changes to our manufacturing processes and the introduction of improved methods and equipment. Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses.

       Our total work force consists of 184 employees: 22
administrative, 17 sales, 73 research and/or engineering, and 72 manufacturing personnel. The operations are non-union.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Facilities

       We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey 08091. The building includes optical materials fabrication and administrative offices and is situated on a 3.7-acre site. We lease a 10,000 square foot building in Ayer, MA from a related party with a lease that expires in March 2013. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, New York. We also lease a 40,000 square foot building in Watertown, MA for RMD from a related party with leases that expire in June 2013. We believe the properties are in satisfactory condition and suitable for our purposes. The New Jersey and New York properties are mortgaged as collateral against notes payable to banks.

ITEM 3.  LEGAL PROCEEDINGS

      On or about May 6, 2008, EMF received a copy of Summons with Notice (the "Summons") filed on January 18, 2008 in the Supreme Court of the State of New York, County of Albany, by the New York State Attorney General on behalf of the State of New York Workers' Compensation Board, as plaintiff. The Summons required EMF, which is one of a large number of defendants, to appear in the action commenced by the plaintiff alleging its entitlement to recover previously billed and unpaid assessments aggregating approximately $1 million and other, but as yet undetermined, assessments which could aggregate to more than $25 million from the defendants based upon their participation on a joint and several liability basis in a Manufacturing Self Insurance Trust that closed on or about August 31, 2007. EMF has engaged counsel who appeared for it in this action. Although the action is in an early state, EMF believes that its ultimate liability, if any, in this matter will not have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the Fourth Quarter of the Fiscal Year covered by this report, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       The Registrant's Common Stock is quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2007 and September 30, 2008 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
       2007
       First               $1.85                  $0.63
       Second               1.71                   1.20
       Third                1.93                   1.27
       Fourth               1.70                   0.92

       2008
       First               $2.40                  $1.36
       Second               2.25                   1.60
       Third                2.25                   1.61
       Fourth               2.50                   1.05

       The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

       The "high" and "low" sale prices for trades of the Company's Common stock on the OTC bulletin board were as follows for each quarterly period:

  Fiscal Quarter        High Sale Price       Low Sale Price
  --------------        --------------        -------------
       2007
       First               $1.99                  $0.65
       Second               1.75                   1.20
       Third                1.95                   1.28
       Fourth               1.74                   0.92

       2008
       First               $2.50                  $1.36
       Second               2.25                   1.60
       Third                2.30                   1.65
       Fourth               2.53                   1.05

       As of September 30, 2008 there were 11,332,689 shares of common stock outstanding held by approximately 530 holders of record of the Common Stock of the Company (including shareholders whose stock is held in street name and who have declined disclosure of such information.)

       The Company has paid no cash dividends on its common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on its common stock in the foreseeable future.

       Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore. Preferred Stock dividends of $203,501 and $101,590 were paid during the years ended
September 30, 2008 and 2007 respectively.

       The Company adopted Stock Incentive Plans in 1996 and
1999 that permit, among other incentives, grants and options to officers, directors, employees and consultants to purchase up to 2,250,000 shares of the Company's common stock. At

September 30, 2008, 500,920 shares of common stock are available for issuance under the Plans in addition to the number of stock options outstanding. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five-year period. To date, options have been granted at exercise prices ranging from $.40 to $4.25 per share. On September 30, 2008, 843,725 options were outstanding.

       The securities authorized for issuance under equity compensation plans are set forth in Note 7 to the Consolidated
Financial Statements of this 10-KSB document and are hereby incorporated by reference.

       The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares had been reserved for issuance. Of these, 156,159 shares have been purchased by employees at purchase prices ranging from $.06 to $2.68 per share. During any twelve-month period, employees are limited to a total of $5,000 of stock purchases.

       On September 19, 2000 the Company filed a Form S-8 with the United States Securities and Exchange Commission to register the shares associated with the Stock Incentive Plans and the Employee Stock Purchase Plan. Prior to that date the shares were restricted and subject to the holding periods of Rule 144.

       On September 23, 2004, the Company entered into a Subscription Agreement with Mr. Craig T. Dunham pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of Dynasil's common stock at $0.15 per share for $150,000 including a Stock Purchase Warrant pursuant under which Mr. Dunham has acquired an additional 1,200,000 shares of the Company's common stock at an exercise price of $0.225.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

       The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.

General Business Overview

       Fiscal year 2008 was a transformational year for Dynasil with the significant acquisition of RMD on July 1, 2008. When compared to fiscal year 2007, revenues increased by 58.6% to $17.1 million and net income increased by 113.8% to $1,161,967. Fiscal year 2008 results included only one quarter of results from the RMD acquisition and annualized quarter four revenues would be $34.3 million. Management is pleased with the results compared to a starting point of $2.3 million in revenues and a $176,000 loss for fiscal year 2004. Fiscal year 2008 revenues for our historical businesses other than RMD were up 5% and net income before tax was up 47%, from $433,550 to $636,000, compared to fiscal year 2007. Revenue growth and major operational improvements at EMF drove those substantial gains. For Quarter 4, the RMD acquisition tripled our revenues, from $2.7 to $8.6 million, and nearly quadrupled our net profit before taxes, from $169,000 to $812,000, as well as significantly increasing our technical capabilities and intellectual property. At a time when economic conditions are adversely impacting commercial revenues, Management views it as very beneficial to have a significant portion of revenues coming from RMD's contract research where the revenues are expected to increase substantially and the contract backlog is more than one year. We remain focused on continuing to effectively execute our internal growth as well as growing through further acquisitions and strategic alliances.

Results of Operations

       Revenues for the fiscal year ended September 30, 2008 were $17,116,341. This represents an increase of 58.6% over revenues for the fiscal year ended September 30, 2007 of $10,794,650. The revenue increases were driven by 5% growth in our historical businesses as well as the effect in the fourth quarter of the acquisition of RMD.

       Cost of sales for the fiscal year ended September 30, 2008 was $11,307,034, or 66.1% of sales, versus $7,498,691, or
69.4% of sales for fiscal year ended September 30, 2007. Gross profit increased to $5,809,307, or 33.9% of sales, for fiscal year 2008 from $3,295,959, or 30.6% of sales for fiscal year 2007. The increase in gross margin dollars and percentage came primarily from the impact of the RMD acquisition as well as the gross margin percentage impact of large operational improvements at EMF.

       Selling, general and administrative ("SG&A") expenses increased to $4,359,493 or 25.5% of sales for fiscal year 2008 from $2,708,886 or 25% of sales for fiscal year 2007. The changes in SG&A expenses resulted primarily from the impact of the acquisition of RMD.

       Interest Expense-net, increased to $214,090 or 1.25% of sales for fiscal year 2008 from $153,523 or 1.4% of sales for fiscal year 2007. The increase in combined interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the RMD acquisition.

       For fiscal year 2008, the Company had a net income tax cost of $73,757 which was largely related to Massachusetts tax for Optometrics and RMD. For fiscal year 2007, the Company had a net income tax benefit of $108,460. After the utilization of current net operating loss carry-forwards, the Company had a $20,240 net current provision for fiscal year 2007 income taxes, largely related to Optometrics' profits in Massachusetts. This was offset by a $128,700 increase in the deferred tax asset to recognize that the Company's return to profitability means that the Company's net operating loss carry-forwards are likely to have future value. Current federal and some New Jersey state taxes for fiscal year 2008 and 2007 were offset by utilization of net operating loss carry-forwards. As of September 30, 2008 we have no further net operating loss carry-forwards to offset future taxable income for federal tax purposes. The Company has approximately $816,720 of net operating loss carry-forwards to offset certain future New Jersey and New York state taxable income, expiring in various years through 2013.

       The Company had net income of $1,161,967 for the year ended September 30, 2008 compared to net income of $542,010 for the fiscal year ended September 30, 2007. Net income for our historical businesses was up significantly due largely to operational improvements at EMF and the addition of RMD, which more than tripled our net income for the fourth quarter.

Liquidity and Capital Resources

       The net cash increase for fiscal year 2008 was $3,386,007 compared to $144,809 for fiscal year 2007.

       Net cash provided by operating activities was $960,950 for fiscal year 2008 versus $324,043 for fiscal y`ear 2007. Net income was $1,161,967, depreciation/ amortization added back $504,836, accounts receivable increased by $1,318,626, inventory increased by $368,969, and accounts payable and accrued expenses increased by $976,037.

       Cash flows used in investing activities were $13,323,756 for fiscal year 2008 compared to $1,056,612 for fiscal year 2007. Cash paid for the RMD acquisition and acquisition costs was $12,801,151 and cash paid for the Precision Optics product line acquisition was $250,000 during fiscal year 2008. Capital expenditures to purchase property, plant and equipment of $272,605 for fiscal year 2008 compared to $374,491 for 2007.

        Cash flows from (used in) financing activities were $15,748,813 for fiscal year 2008 and $877,378 for fiscal year 2007. Cash from financing activities for fiscal year 2008 came largely from the sale of $5,256,000 of Preferred Stock, $2 million from a note from RMD Instruments, LLC and $9,000,000 of proceeds from bank financing that were completed as part of the RMD acquisition. Cash provided by financing activities for 2007 came primarily from $700,000 of net proceeds from Preferred Stock. Cash from 2008 and 2007 issuance of common stock was $177,928 and $164,464 respectively which came primarily from the exercise of stock options and warrants.

       Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. As of September 30, 2008, the Company had cash of $3,882,955 and available bank line of credit borrowings of $723,000. However, the current worldwide economic slow-down has significantly impacted the Company's revenues and profits so that a prolonged slowdown could cause a cash shortage. The Company has a $2 million note to RMD Instruments, LLC which is scheduled to be repaid in a balloon repayment by October 1, 2009. The Company plans to refinance that note well in advance of its due date but the financing markets are currently in a credit crisis. Therefore, the Company may not be able to refinance that loan. There are currently no plans for any major capital expenditures in the next six to nine months, except for a $125,000 investment to complete upgrades to diffraction grating mastering capabilities at Optometrics. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

DYNASIL'S STRATEGY

Summary

       Dynasil's strategy is to grow profitably through acquisitions and organic growth in the Photonics industry. A major industry association estimates the Photonics industry at $264 billion and growing at a double digit rate. It is highly fragmented with more than 90% of firms worldwide estimated to have 50 employees or less. We believe that the Photonics industry is rich in opportunities and that Dynasil can successfully use its status as a public company to deliver superior stockholder returns. Our goal is to reach at least $100 million of revenues by 2012; the Dynasil/ RMD combination alone is projected to increase revenues to over $50 million.

       Dynasil has a proven track record for delivering results by bringing focus to businesses and improving their execution. The acquisitions of Optometrics, EMF, the Precision Optics filter product line and RMD have been completed and we have significantly improved operational execution and results in these businesses. Management views the RMD acquisition as adding high potential optical instruments to our commercial products as well as bringing exciting new product opportunities from RMD Research's work to continue to drive top line and bottom line growth. Here are the key elements of our strategy:

Mission

       Dynasil's mission is to be recognized as a premier manufacturer of photonic products, to achieve financial results which are consistently superior to those of its peers, and to be regarded by its employees as an outstanding place to work. Dynasil strives to achieve the highest level of customer service and product quality and to maximize stockholder value.

Financial Objectives

     Dynasil's goal is to perform in the top 25% of peer group companies with respect to:

          - 4 year compound annual growth rate in diluted earnings per share
          - Its return on equity

     The goal for Revenues is to exceed $100 million by 2012

Ethics Policy

       Dynasil has a Code of Conduct which requires adherence to the highest ethical standards in all its dealings with customers, vendors, employees and stockholders. Ethical behavior includes the principals of integrity, fairness, respect, openness, and obeying all laws.

Operations Strategy

       The Company is organized into highly competitive, semi-autonomous business units which are focused on customers and meeting key business goals. Each business unit is led by a General Manager with overall responsibility for their unit results as well as managing the interfaces with other business units and the corporate staff. The Company seeks to foster a high level of employee involvement, motivation, and profit-sharing participation.

       A small corporate staff focuses on adding value by centralizing a few selected activities and by developing key competencies within the business units including:

      - Providing overall corporate leadership and coordination.
      - Implementing key corporate competencies in the business units to support organic growth by teaching and consulting to include:
      - Clear focus by defining a few, key business objectives;
        prioritizing the projects to best meet those objectives; setting individual goals; consistently communicating updates; and sharing in the profits;
      - Disciplined manufacturing and business processes;
      - Market understanding, strategy process, and identification of a few high growth projects; and
      - Continuous revenue growth and operational improvements
      - Providing cost effective financial reporting, tax compliance, investor relations, SEC compliance, legal support, and fund raising to support growth.
      - Identifying, structuring, and coordinating acquisition activities to support growth objectives.
      - Facilitating cooperation and coordination between business units such as working together to maximize overall effectiveness of sales and marketing.
      - Identifying transferable skills within the business units and using them to help other business units (e.g. Laser Safety Officer).
      - Purchasing shared items, such as insurance, where consolidated purchasing delivers savings.
      - Coordinating Human Resource policies, high level recruiting, and supporting business units with HR issues.

Acquisitions

       The Company plans to aggressively pursue additional acquisitions to enhance growth. A goal of one acquisition per year will be targeted using two sets of criteria:

  a) Acquisitions that can quickly add to financial results. Target companies are manufacturers in optics-related industries that can be purchased on attractive financial terms. Of particular interest are companies where a combination with Dynasil offers increased customer access, complementary capabilities that can expand revenues, cost savings or where companies have developed capabilities that can be rapidly brought to market given access to Dynasil's existing infrastructure, growth capital and/or leadership assistance. Our business model has proven to be an attractive exit option for long term owners who want to see their business continue to prosper and grow.

  b) Acquisitions that create strategic competitive advantage through market penetration and/or technology leadership. Target companies are key players in existing supply chains or stepping stones to pursue adjacent markets. Target "technology" companies are start-ups or small companies pitted against large companies who lack the scale and traction to increase market share but have "industry-best" product.

Strategy and Plans for RMD

Existing Commercial Products

       RMD Instruments' Commercial products are organized in a separate business unit with medical, industrial, and regulatory testing products. Nearly 30% of its historical commercial product revenue has come from the recurring source replacements required for existing instruments. The highest growth area for RMD is expected to be hand-held x-ray florescence ("XRF") instruments used to detect lead and other hazardous materials in paint, toys, and electronics to comply with various environmental and hazardous waste laws and regulations. The overall handheld XRF market is estimated to exceed $250 million and has been growing at a double digit growth rate. RMD also has a successful line of medical probes used in breast cancer surgery (the sentinel node breast biopsy probe) and other
surgical applications.   Dynasil plans to apply its proven
execution skills to help drive RMD Instruments' commercial products growth and profitability. Mr. Mark Caldwell was hired as RMD Instruments General Manager during October 2008 to help drive growth in revenues and profits.

RMD Research

       Dynasil expects to use RMD's proprietary capabilities to accelerate the growth of Dynasil's historical businesses as well as to develop new businesses. With more than 30 Ph.Ds doing government funded research, RMD Research brings leading technology to Dynasil's historical businesses that is unique in our industry. For example, RMD Research has developed faster and higher resolution thin film scintilators for digital x-ray and high speed x-ray imaging that could be a potential high volume product at EMF, our thin film coatings division. RMD's extensive background in probes is targeted to make RMD Instruments a market leader in medical probes. RMD's expertise in the UV and Gamma sectors of the electromagnetic spectrum are complimentary to the historical business units' expertise. Photonics developments are areas of rich promise for market sectors such as semi-conductor, homeland security and medical imaging. Examples of potential new businesses include high speed x-ray imaging to enable the military to photograph projectiles as they pass through objects and avalanche photodiodes which are being used to enhance medical imaging by combining MRI and PET (Positron Emission Tomography) into a
single imaging unit.   RMD has twenty-seven recently issued
patents and 17 applications pending, with topics ranging from new gamma ray and neutron detectors critical for Homeland Security applications to improved films to convert x-ray patterns to light patterns, a crucial step central to all modern digital radiography. We believe that Dynasil can provide the means to more effectively transition research to commercialized product. Dynasil's expertise in effective execution and process control can become key factors in establishing this evolution. Commercialization of government-funded research is a key aspect of our strategy with RMD.

"Off Balance Sheet" Arrangements

       The Company has no "Off Balance Sheet" arrangements.

Critical Accounting Policies and Estimates

       There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2007. Except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statements No. 109" ("FIN 48"), we have not adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008.

       The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

       Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers' instructions, the sales price is fixed and determinable, and collections are reasonably assured. Revenues from research and development activities consists of up-front fees, research and development funding and milestone payments. Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements.

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

Estimating Allowances for Doubtful Accounts Receivable

       We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

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

Valuation of Intangible Assets

       The SFAS 142 accounting standard requires the valuation of intangible assets after an acquisition for financial statement purposes. Arriving at these valuations can be a complicated and uncertain process which requires significant judgments to be made. The Company now has significant goodwill and other intangible assets from the RMD acquisition that will likely have a material impact on our financial statements. These intangible assets will require annual testing for impairment which will involve significant management estimates.

Stock-Based Compensation

       Effective October 1, 2006, we adopted SFAS 123(R), "Accounting for Stock Based Compensation." As a result, compensation costs are now recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question, determined using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

        Recent Accounting Pronouncements addressed in Note 1 to the Consolidated Financial Statements of this 10-KSB document are hereby incorporated by reference.

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

ITEM 7.  FINANCIAL STATEMENTS

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

       We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     We were not engaged to examine management's assessment of the effectiveness of Dynasil Corporation of America and subsidiaries internal control over financial reporting as of September 30, 2008, included in the accompanying management's report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey
December 23, 2008

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2008 and 2007



                                     ASSETS

                                                            2008            2007
                                                        ----------      ----------
Current assets
   Cash and cash equivalents                            $3,882,955       $ 496,948
   Accounts receivable, net of allowance for doubtful
     accounts of $70,165 for 2008 and $98,863 for 2007   3,390,703       1,284,844
     and sales returns of $8,200 for 2008 and $30,790
     for 2007
   Inventories                                           2,909,730       1,832,720
   Deferred tax asset                                      233,500         216,100
   Prepaid expenses and other current assets               259,896         130,548
                                                        ----------      ----------
        Total current assets                            10,676,784       3,961,160

Property, Plant and Equipment, net                       2,694,290       2,436,517

Other Assets
   Intangibles, net                                      7,807,414          49,475
   Goodwill                                             11,014,240            -0-
   Deferred financing costs, net                            81,136          30,167
   Other assets                                              8,360           9,056
                                                        ----------      ----------
        Total other assets                              18,911,150          88,698
                                                        ----------      ----------
               Total Assets                            $32,282,224      $6,486,375
                                                        ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short Term Note payable                             $   490,117      $  311,870
   Current portion of long-term debt                     1,649,101          99,237
   Accounts payable                                      1,026,675         684,208
   Accrued expenses and other current liabilities        1,657,168         587,872
                                                        ----------      ----------
   Total current liabilities                             4,823,061       1,683,187

Long-term Liabilities
   Long-term debt, net                                   8,178,420       1,626,980
   Note payable to related party                         2,000,000           -0-
                                                        ----------      ----------
   Total long-term liabilities                          10,178,420       1,626,980

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 12,142,849 and 6,926,683 shares issued,
    11,332,689 and 6,116,523 shares outstanding
    for 2008 and 2007, respectively                          6,072           3,464
   Preferred Stock, $.001 par value, 10,000,000
     Shares authorized, 5,966,000 and 710,000 shares
     issued
     and outstanding for 2008 and 2007 respectively,
     10% Cumulative, Convertible                             5,966             710
   Additional paid in capital                           16,122,185       2,983,980
   Retained earnings                                     2,132,862       1,174,396
                                                        ----------      ----------
                                                        18,267,085       4,162,550
   Less 810,160 shares of treasury stock, at cost         (986,342)       (986,342)
                                                        ----------      ----------
        Total stockholders' equity                      17,280,743       3,176,208
                                                        ----------      ----------
        Total Liabilities and Stockholders' Equity     $32,282,224      $6,486,375
                                                        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007


                                                       2008     2007
                                                 ----------    ----------

Net sales                                       $17,116,341   $10,794,650
Cost of sales                                    11,307,034     7,498,691
                                                 ----------    ----------
Gross profit                                      5,809,307     3,295,959

Selling, general and administrative expenses      4,359,493     2,708,886
                                                  ----------   ----------

Income from operations                            1,449,814       587,073

Interest expense, net                               214,090       153,523
                                                 ----------    ----------
Income before income taxes                        1,235,724       433,550
Income tax (expense) benefit                        (73,757)      108,460
                                                 ----------    ----------
Net income                                       $1,161,967    $  542,010
                                                 ==========    ===========


Basic net income per common share                  $   0.12     $    0.08
Diluted net income per common share                $   0.11     $    0.07

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007
                                                                   Additional
                    Common      Common     Preferred   Preferred    Paid-in
                    Shares      Amount     Shares       Amount      Capital
                    ---------   ------     ---------   ---------    ---------

Balance,
October 1, 2006     4,698,453   $2,350    700,000         $  700    $2,100,098

Issuance of shares
of common stock
under employee
stock purchase
plan                      497      -0-        -0-            -0-           529

Issuance of shares
of common stock in
lieu of compensation
to directors            3,289        2        -0-            -0-         4,998

Issuance of shares
of common stock
under stock
option plan            80,000       40        -0-            -0-        31,960

Issuance of shares
of common stock
under stock
warrant plan          586,373      293        -0-            -0-       131,642

Issuance of shares
of Series B
preferred stock
net of issuance
costs of $10,000         -0-      -0-     710,000            710       699,290

Issuance of shares
of common stock
for conversion of
Series A
preferred stock     1,555,540      778   (700,000)         (700)           (78)

Compensation costs
recognized in
connection with
stock options            -0-      -0-        -0-             -0-        11,366

Stock based
compensation            2,531       1            -0-         -0-         4,175

Preferred stock
dividends paid            -0-      -0-           -0-         -0-          -0-

Net income                -0-      -0-           -0-         -0-          -0-
                    ---------    ------     ---------    ---------   -----------
Balance,
September 30, 2007  6,926,683    $3,464      710,000     $  710      $2,983,980

Issuance of shares
of common stock
under employee
stock purchase
plan                    9,537         5          -0-         -0-         17,978

Issuance of shares
of common stock in
lieu of compensation
to directors            7,142         4          -0-         -0-         14,248

Compensation costs
recognized in
connection with
stock options             -0-        -0-         -0-         -0-        159,950

Issuance of shares
of common stock
under stock
warrant plan          613,627        307         -0-         -0-        137,759

Issuance of shares
of Series C
preferred stock net       -0-        -0-    5,256,000      5,256      5,250,744

Stock based
compensation            3,860          1         -0-         -0-          7,717

Stock issued
in connection with
the purchase
of RMD              4,582,000      2,291         -0-         -0-      7,549,809


Preferred stock
dividends paid            -0-      -0-           -0-         -0-          -0-

Net income                -0-      -0-           -0-         -0-          -0-
                    ---------    ------     ---------    ---------   -----------
Balance,
September 30, 2008 12,142,849    $6,072     5,966,000       5,966    $16,122,185
                   ==========    ======     =========    ==========  ===========

                        DYNASIL CORPORATION OF AMERICA AND
SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007
(continued)

                                    Treasury Stock             Total
                   Retained      -----------------------    Stockholders'
                   Earnings        Shares      Amount         Equity
                   --------      ---------   ----------    -------------
Balance,
October 1, 2006     $733,976      810,160    $(986,342)     $1,850,782

Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-          -0-                529

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-          -0-              5,000

Issuance of shares
of common stock
under stock
option plan          -0-            -0-          -0-             32,000

Issuance of shares
of common stock
under stock
warrant plan         -0-            -0-          -0-            131,935

Issuance of shares
of Series B
preferred stock
net of issuance
costs of $10,000     -0-            -0-          -0-            700,000

Issuance of shares
of common stock
for conversion
of Series A
preferred stock      -0-            -0-          -0-              -0-

Compensation costs
recognized in
connection with
stock options        -0-            -0-          -0-             11,366

Stock based
compensation         -0-            -0-          -0-              4,176

Preferred stock
dividends paid    (101,590)         -0-          -0-           (101,590)

Net income         542,010          -0-          -0-            542,010
                   --------      ---------   ----------    -------------
Balance,
September 30,
2007              1,174,396       810,160    $(986,342)      $3,176,208

Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-          -0-             17,983

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-          -0-             14,252

Compensation costs
recognized in
connection with
stock options        -0-            -0-         -0-             159,950

Issuance of shares
of common stock
under stock
warrant plan         -0-            -0-          -0-            138,066

Issuance of shares
of Series C
Preferred Stock      -0-            -0-          -0-          5,256,000

Stock based
compensation         -0-            -0-          -0-              7,718

Stock issued
in connection with
the purchase
of RMD               -0-            -0-         -0-           7,552,100

Preferred stock
dividends paid     (203,501)        -0-         -0-            (203,501)

Net Income        1,161,967         -0-         -0-           1,161,967
                   --------      ---------   ----------    -------------
Balance,
September 30,
2008              2,132,862       810,160    $(986,342)      $17,280,743
                  =========      =========   ==========    =============

The accompanying notes are an integral part of these consolidated financial statements.

                DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007

                                                       2008       2007
                                                    ---------   ---------
Cash flows from operating activities:
Net income                                         $1,161,967    $542,010
Adjustments to reconcile net income to net cash
  provided by operating activities
    Stock compensation expense                        159,950      20,542
    Provision for doubtful accounts and sales returns (51,288)    (72,060)
       Depreciation and amortization                  504,836     368,771
       Deferred taxes                                 (31,900)   (128,700)
      (Gain) Loss on Disposal of assets                  -0-          (17)
      (Increase) decrease in:
         Accounts receivable                       (1,318,826)    156,185
         Inventories                                 (368,969)   (625,861)
         Prepaid expenses and other current assets   ( 70,856)     37,565
       Increase (decrease) in:
         Accounts payable and accrued expense         976,036      25,608
                                                   ----------  ----------
Net cash provided by operating activities             960,950     324,043
                                                   ----------  ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment      (272,605)   (374,491)
     Proceeds from sale of fixed assets                  -0-        1,825
     Cash paid for acquisition of RMD              (12,500,000)       -0-
     Cash paid for acquisition of EMF                     -0-    (580,000)
     Cash paid for acquisition costs                 (301,151)    (94,890)
     Other assets                                        -0-       (9,056)
     Cash paid for acquisition of filter equipment   (250,000)        -0-
                                                   ----------  ----------
Net cash used in investing activities             (13,323,756) (1,056,612)
                                                   ----------  ----------
Cash flows from financing activities:
     Issuance of common stock                         177,928     164,464
     Issuance of preferred stock                    5,256,000     700,000
     Proceeds from short-term debt                    415,631     211,870
     Proceeds from related party note               2,000,000         -0-
     Proceeds from long-term debt                   9,000,000     174,816
     Repayment of long-term debt                     (841,243)    (97,021)
     Repayment of short-term debt                        -0-     (175,161)
     Deferred financing costs incurred                (56,002)        -0-
     Preferred stock dividends paid                  (203,501)   (101,590)
                                                   ----------  ----------
Net cash provided by financing activities          15,748,813     877,378
                                                   ----------  ----------
Net increase in cash and cash equivalents           3,386,007     144,809
Cash and cash equivalents, beginning                  496,948     352,139
                                                   ----------  ----------
Cash and cash equivalents, ending                  $3,882,955  $  496,948
                                                   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

       The Company is primarily engaged in the development, marketing and manufacturing of optical products and optical instruments as well as contract research. The Company's products and services are used in a broad range of application markets including the medical, industrial and defense sectors. The products and services are sold throughout the United States and internationally.

Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries: Optometrics Corporation, Dynasil International Incorporated, Hibshman Corporation, Evaporated Metal Films Corp, RMD Instruments Corp, and Radiation Monitoring Devices, Inc. All significant intercompany transactions have been eliminated.

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

Business Acquisition - EMF

       On October 2, 2006, the Company completed its acquisition of all of the outstanding capital stock of EMF in a transaction accounted for as a purchase. Total cost of the acquisition was $1,194,890, of which $1.1 million was paid to the seller, and $94,890 represented acquisition costs incurred. From the proceeds of the issuance of 710,000 shares of Preferred Stock, Dynasil paid $580,000 in cash to the seller, incurred stock issuance costs of $10,000 and incurred acquisition related costs of approximately $94,890. Also on October 2, 2006, in a concurrent bank transaction, EMF borrowed $1,050,000 of which $338,161 was used to retire assumed EMF debt, $520,000 was paid directly to the seller at settlement, $17,023 was used to pay transaction costs and the remaining funds of $174,816 were used for working capital purposes. The total purchase price of approximately $1,194,890 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values. The results of operations of EMF have been included in the consolidated financial statements from October 2, 2006, the effective date of acquisition. The allocation of purchase price is summarized below:

Purchase price:

     Total consideration to seller                $1,100,000
     Acquisition costs incurred                   $   94,890
                                                  ----------
                                                  $1,194,890

Purchase price allocation:


     Cash and cash equivalents                    $   45,457
     Accounts receivable                             282,575
     Inventories                                      75,211
     Prepaid expenses and other current assets        65,057
     Property and equipment                        1,789,621
     Current liabilities assumed                    (443,158)
     Other liabilities assumed                      ( 74,227)
     Debt assumed                                   (545,646)
                                                  ----------
Net fair value of assets acquired                 $1,194,890
                                                  ==========

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies

Acquisition of Optical Filter Equipment and Customer List

       On January 18, 2008, Optometrics acquired the optical filter equipment and customer list of Precision Optics
Corporation, Inc. of Gardener, MA. The purchase price was
$250,000 in cash plus a 25% royalty on annual revenues exceeding
$300,000 from the purchased customer list for a three year period.

Business Acquisition - RMD

       On July 1, 2008, the Company completed its acquisition of all of the outstanding capital stock of RMD Research and the specific assets and liabilities of RMD Instruments in transactions that were accounted for as a purchase. Total cost of the acquisition was $20,353,251 of which a total of $12.5 million was paid to the seller in cash, $7,552,100 was paid to the seller in stock and $301,151 represented acquisition costs incurred. The cash paid to the seller came from the $5,256,000 of proceeds from the issuance of 5,256,000 shares of Series C Preferred Stock as well as bank financing. Also on July 1, 2008, in a concurrent bank transaction, Dynasil borrowed $10,000,000 of which $425,460 was used to retire Dynasil debt, $468,620 was used to retire Optometrics debt, $8,500,000 was paid directly to the seller at settlement, and the remaining funds of $605,920 were used for working capital purposes. The total purchase price of approximately $20,353,251 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values. The results of operations of RMD have been included in the consolidated financial statements from July 1, 2008, the effective date of acquisition. The allocation of purchase price is summarized below:

Purchase price:

       Total consideration to seller              $20,052,100
       Acquisition costs incurred                  $  301,151
                                                  ----------
                                                 $20,353,251
Purchase price allocation:
       Cash and cash equivalents                 $   297,923
       Accounts receivable                           742,512
       Inventories                                   696,123
       Prepaid expenses and other current assets      12,789
       Intangibles and goodwill                   18,964,563
       Property and equipment                         89,657
       Current liabilities assumed                  (450,316)
                                                  ----------
Net fair value of assets acquired                $20,353,251
                                                  ==========

The following is the proforma financial information of the Company for the year ended September 30, 2008, assuming the transaction had been consummated at the beginning of the year ended September 30, 2008:
                                          For the year ended
                                         September 30, 2008
                                             (Unaudited)

Statement of Operations:
Revenues                                       $34,293,615
Cost of sales                                   19,836,804
                                                ----------
Gross profit                                   $14,456,811
Operating Expenses                              10,788,272
                                                ----------
Income from operations                           3,668,539
Interest and other expense                        (575,036)
                                                ----------
Income before taxes                              3,093,503
Income taxes                                    (1,002,752)
                                                ----------
Net Income                                      $2,090,751
                                                ==========
Earnings per share:
       Basic                                        $ 0.13
       Diluted                                      $ 0.13

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies

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

       Revenues from research and development activities consists of up-front fees, research and development funding and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved.

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

Property, Plant and Equipment and Depreciation and Amortization

       Property, plant and equipment are recorded at cost or at fair market value for acquired assets. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets.

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

Impairment of Long-Lived Assets

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended September 30, 2008 and 2007.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies


Goodwill and Other Intangible Assets

        Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiaries. The Company's other intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC and acquired backlog and know how of RMD, Inc. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic
life of the respective asset.   As of September 30, 2008 and
2007 the Company had approximately $11,014,240 and $-0- of goodwill and $7,807,414 and $49,475 carrying value related to other intangible assets.

        Goodwill and intangible assets which have indefinite lives are subject to annual impairment tests. Impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill and other intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has four reporting units representing its subsidiaries and as a result of the Company's annual test to determine whether goodwill and other intangible assets have been impaired as of September 30, 2008, the Company did not identify any indication of goodwill impairment of its reporting units or intangible assets.

Other Assets

     Other assets include deferred financing costs which are amortized on a straight-line basis over the term of the related debt, or five years.

Advertising

       The Company expenses all advertising as incurred.
Advertising expense for the years ended September 30, 2008 and 2007 was $161,024 and $118,713.

Deferred Rent

       Deferred rent consists of the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period. Deferred rent is amortized as a reduction to rent expense over the term of the lease. Deferred rent was $15,658 and $0 as of September 30, 2008 and 2007.

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

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies

then in effect. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

       On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statements No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at September 30, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of October 1, 2007 and at September 30, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 1, 2007 and September 30, 2008, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

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

       For purposes of computing diluted earnings per share, 660,124 and 1,118,843 common share equivalents were assumed to be outstanding for the years ended September 30, 2008 and 2007, respectively. The computation of basic and diluted net income per common share is as follows:

                                                      2008        2007
                                                    ---------  ----------

    Net income                                     $1,161,967    $542,010

    Less:  Preferred stock dividends                $(203,501)   (101,590)

    Income allocable to common shareholders         $ 958,466   $ 440,420

    Weighted average shares outstanding
     Basic                                          7,752,809   5,357,285
     Effect of dilutive securities
       Stock Options                                   84,714      67,292
       Stock Warrants                                     -0-     531,199
       Convertible Preferred Stock                    575,410     520,352
                                                    ---------  ----------
     Diluted average shares outstanding             8,412,935   6,479,128

Stock Based Compensation

       On October 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on estimated fair values.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007


Note 1 - Summary of Significant Accounting Policies

       We elected to use the modified prospective application transition method as provided by SFAS 123(R). In accordance with the modified prospective transition method, compensation cost is recognized in the consolidated financial statements for all awards granted after the date of adoption.

Financial Instruments

       The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because the underlying instruments are primarily at current market rates.

       Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of accounts receivable. In the normal course of business, the Company extends credit to certain customers. Management performs initial and ongoing credit evaluations of their customers and generally does not require collateral.

Concentration of Credit Risk

       The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2008 and 2007, approximately $1,106,442 and $261,032 or 44% and
20% of the Company's accounts receivable are due from foreign sales.

       The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2008, the Company's uninsured bank balances totaled $4,090,470. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

       The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

       In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management currently believes that the adoption of this statement may have a material impact on the Company's financial statements when it completes significant acquisitions in the future.
       In May 2008, The FASB Issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.
Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007


Note 1 - Summary of Significant Accounting Policies

Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management currently believes that the adoption of this statement will not have a material impact on the Company's financial statements.

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

Reclassifications

        Certain amounts as previously reported have been reclassified to conform to current year financial statement presentation.

Note 2 - Inventories

       Inventories at September 30, 2008 and 2007 consisted of
the following
                                                  2008       2007
                                               ----------   ---------
             Raw Materials                    $2,110,138   $1,145,249
             Work-in-Process                     467,590      336,203
             Finished Goods                      332,002      351,268
                                               ----------   ---------
                                               2,909,730   $1,832,720
                                               ==========   =========

Note 3 - Property, Plant and Equipment

     Property, plant and equipment at September 30, 2008 and 2007 consist of the following:

                                                 2008           2007
                                             -----------  ------------
             Land                             $   40,450   $   40,450
             Building and improvements         1,704,492    1,674,702
             Machinery and equipment           4,896,556    4,300,534
             Office furniture and fixtures       224,025      237,932
             Transportation equipment             53,419       53,419
                                             -----------  ------------
                                               6,918,942    6,307,037
             Less accumulated depreciation     4,224,652    3,870,520
                                             -----------  ------------
                                              $2,694,290   $2,436,517
                                              ==========  ============

       Included in the cost of machinery and equipment at September 30, 2008 and 2007 is $47,984 representing the cost of assets under capitalized lease obligations. Accumulated depreciation at September 30, 2008 and 2007 for the capitalized leases was $30,985 and $22,338.

       Depreciation expense for the years ended September 30, 2008 and 2007 was $354,492 and $352,578 of which $8,647 and
$8,647 represents depreciation of assets under capitalized lease obligations.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007


Note 4 - Other Assets

     Other assets at September 30, 2008 and 2007 consist of the following:

                                                      2008        2007
                                                 -----------  ------------
      Deferred financing costs                    $   95,306  $   64,880
      Intangible assets                            7,938,414      78,414
      Goodwill                                    11,014,240         -0-
      Other assets                                     8,360       9,055
                                                 -----------  ------------
                                                  19,056,320     152,349
      Less accumulated amortization                  145,170      63,651
                                                 -----------  ------------
                                                $ 18,911,150   $  88,698
                                                 ===========  ============

       Amortization expense for the years ended September 30, 2008 and 2007 was $150,344 and $16,193.

Note 5 - Debt

        On October 2, 2006, in conjunction with the EMF acquisition, EMF entered into Mortgage Note and Line of Credit Note Agreements with Tompkins Trust Company ("TTC") which were guaranteed by Dynasil. The guaranteed loans include (a) a $1,050,000 principal amount commercial mortgage (the "EMF Mortgage") and (b) a $215,000 principal amount line of credit facility (the "EMF Line of Credit"). Proceeds of the EMF Mortgage were used to repay certain EMF debts, to pay for part of the acquisition of EMF and for working capital purposes. Proceeds of the EMF Line of Credit were used for general corporate purposes. The applicable borrowing documents were entered into at arms-length between EMF and Dynasil, on the one hand, and TTC, on the other hand, on commercial lending terms and conditions, including acceleration rights, events of default, TTC'S rights and remedies and similar provisions that Dynasil believes are customary for commercial loans of this sort. In connection with the loan transactions, EMF and Dynasil executed and delivered to TTC customary forms of notes, mortgages, security agreements, assignments of leases and rents, and similar documents. The EMF Mortgage requires repayment over a 20 year period at a fixed annual interest rate of 7.80% for the first 5 years, resetting to a fixed annual interest rate of
2.80 percentage points over the Federal Home Loan Bank of New York Advance Rate for five-year maturities at five year intervals. The EMF Mortgage is secured by a first mortgage on EMF's real estate, equipment, and fixtures, as well as Dynasil's guarantee. The EMF Line of Credit has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over the Wall Street Journal's Prime Rate of interest, which is adjusted monthly. It is secured by EMF's real estate, equipment and fixtures, as well as Dynasil's guarantee.

       On July 1, 2008, in conjunction with the RMD acquisition, Dynasil entered into a Term Note and Line of Credit Agreement with Susquehanna Bank ("Susquehanna"). The loans include (1) a $9,000,000 term loan ("Susquehanna Term Loan") and (b) a $1,000,000 line of credit facility ("Susquehanna Line of Credit"). Proceeds of the Susquehanna Term Loan were used to repay certain debts of Optometrics and Dynasil, to pay for part of the acquisition of the RMD companies and for working capital purposes. The applicable borrowing documents were entered into on commercial lending terms and conditions, including acceleration rights, events of default, Susquehanna's rights and remedies and similar provisions that Dynasil believes are customary for commercial loans of this sort. In connection with the transaction, Dynasil executed and delivered to Susquehanna customary forms of notes, mortgages, security agreements and similar documents. The Susquehanna Term Loan requires repayment over a five year period at a fixed annual interest rate of 6.0%. The Susquehanna Term Loan is secured by a first mortgage on Dynasil's real estate and equipment and fixtures. The Susquehanna Line of Credit has a term running until January 31, 2010 and carries an annual interest rate at the Wall Street Journal's Prime Rate of interest, which is adjusted monthly. It is secured by the Dynasil group companies' assets.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 5 - Debt (continued)

        On September 30, 2008, Dynasil entered into a note payable to RMD Instruments, LLC in which the former owners of RMD and current officers of RMD have a financial interest. The loan is in the amount of $2,000,000 and carries interest at the rate of 8.0% per annum. The loan is for working capital. The loan has a balloon payment of all principal which was originally scheduled for March 31, 2009 and on December 19, 2008 the maturity date was amended to be October 1, 2009.

Notes Payable to Bank and other party

       Dynasil had a note payable to Susquehanna Bank that represented borrowings under the Line of Credit, which bore interest at a variable rate equal to Susquehanna Bank's prime rate plus 0.5% (8.75% at September 30, 2007). The amount available under this agreement was $200,000. As of September 30, 2008 and 2007, there were no outstanding balances and this line of credit is was repaid in full and replaced by a new Line of Credit as part of the July 1, 2008 financing with Susquehanna Bank.

       Optometrics had a note payable to Citizens Bank that represented borrowings under the Line of Credit, which bore interest at a variable rate equal to Citizens Bank's prime rate plus 0.5% (8.25% at September 30, 2007). The amount available under this agreement was $400,000. The outstanding balances at September 30, 2008 and 2007 were $-0- and $100,000, respectively. The Line of Credit was repaid in full on July 1, 2008 and eliminated as part of the Susquehanna Bank financing.

       EMF has a note payable to Tompkins Trust Company that represents borrowings under the EMF Line of Credit which has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over the Wall Street Journal's Prime Rate of interest, which is adjusted monthly (5.0% and 8.25% as of September 30, 2008 and September 30, 2007). The amount available under this agreement is $215,000. The outstanding balance at September 30, 2008 and 2007 was $210,070
and $211,870, respectively.   It is secured by EMF's real
estate, as well as Dynasil's guarantee.

       Effective July 1, 2008, Dynasil has a note payable to Susquehanna Bank that represents borrowings under the Susquehanna Line of Credit, which bears interest at a variable rate equal to Susquehanna Bank's prime rate which is adjusted monthly (5.0% at September 30, 2008). The amount available under this agreement is $1,000,000. The outstanding balance at September 30, 2008 was $280,000. It is secured by all of Dynasil and subsidiary assets except for EMF's real estate.

Long-term Debt

       Long-term debt at September 30, 2008 and 2007 consisted of the following:

                                                             2008         2007
                                                            ------       ------
   Note payable to bank in monthly installments of $3,580
   including interest at the rate of 7.25% through February
   2011 (after February 2011, the interest rate will adjust
   to the United States Treasury Average Weekly Yield
   rate plus 3.0%), final payment of $305,181 due January 5,
   2016, secured by first mortgage on Berlin, New Jersey
   property and substantially all of the New Jersey assets
   of the Company, repaid in 2008.                           $ -0-    $ 431,761

   Note payable to bank in monthly installments of
   $8,727 including interest of 7.8% through October 2011
   (after October 2011, the interest rate will adjust every
   five years to the Federal Home Loan Bank of NY Advance
   Rate plus 2.8%), maturing on October 1, 2026, secured by
   a mortgage on the Ithaca, New York real estate         1,005,344   1,029,306

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 5 - Debt (continued)

   Note payable to bank in monthly installments of
   $5,835 including interest at 6.25%, through March
   2010, secured by the assets of Optometrics Corporation
   with a Corporate guarantee by the Company and a second
   lien on New Jersey assets other than real estate, repaid
   in 2008.                                                     -0-     162,233

   Note payable to Ithaca Urban Renewal Agency for
   Lease of land in Ithaca, New York for 99 years
   with the option to purchase said land for $26,640
   after May 2008                                             18,535     20,457

   Note payable to bank in monthly installments of $174,359
   including interest at 6.0%, through June 2013, secured
   by the assets of Dynasil, RMD, and Optometrics          8,743,620        -0-

   Note payable to a related party in which the former
   owners of RMD and current officers of RMD have a
   financial interest                                      2,000,000        -0-

   Note payable to former owner of EMF in connection with
   EMF acquisition, bears interest at 7.8% with no scheduled
   date of repayment, unsecured                               60,022*    82,460*
                                                            --------     -------
                                                         $11,827,521   1,726,217
       Less current portion                                1,649,101      99,237
                                                            --------     -------
                                                         $10,178,420   1,626,980
                                                          ==========   =========

       * Interest expense of $8,315 and $4,157 was accrued and included in the outstanding balance as September 30, 2008 and 2007, respectively.

       The aggregate maturities of long-term debt, as of September 30, 2008 are as follows:
             September 30, 2009                     1,793,165
             September 30, 2010                     3,842,183
             September 30, 2011                     1,958,094
             September 30, 2012                     1,733,393
             Thereafter                               851,585
                                                   ----------
                   Total                          $10,178,420


Note 6 - Income Taxes

       The Company's income tax expense (benefit) for the years ended September 30, 2008 and 2007 are as follows:
                                           2008        2007
                                         --------   --------
      Current
       Federal                          $ 274,300   $ 98,700
       State                               98,700     57,140
       Utilization of NOL carryforwards  (282,300)  (135,600)
                                         --------   --------
                                         $ 90,700   $ 20,240
                                         --------   --------
       Deferred
       Federal                             28,200    (91,500)
       State                              (45,143)   (37,200)
                                         --------   --------
                                         $(16,943) $(128,700)
                                         --------   --------
      Income tax expense (benefit)        $73,757  $(108,460)
                                         ========   ========

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 6 - Income taxes (continued)

       The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before income taxes at September 30, 2008 and 2007 are as follows:

                                                 2008       2007
                                              ----------  ----------
Taxes at statutory rates applied to income
  before income taxes                         $ 400,400    $156,800
Increase (reduction) in tax resulting from:
  Depreciation                                 (115,300)    (35,600)
  Accounts receivable                           (19,300)     29,300
  Inventories                                   113,400     (21,700)
  Vacation pay                                  (24,200)    (   300)
  Unfunded pension liability                     12,300     ( 6,200)
  Deferred compensation                          (6,100)    (19,200)
  Other                                           6,900      (4,400)
  State income taxes                            (129,820)    57,140
  Benefit of net operating loss carryforwards  (292,700)   (135,600)
  Adjustments to valuation allowance            191,077    (128,700)
  Amortization                                  (62,900)       -0-
                                              ----------  ----------
                                               $ 73,757   $(108,460)
                                              ==========  ==========

     Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2008 and 2007 are as follows:
                                              2008       2007
                                           ----------  ----------
Inventories                                 $ 253,000   $ 122,700
Vacation pay                                  100,400      10,900
Unfunded pension liability                     37,600      23,100
Deferred compensation                             -0-       7,100
Accounts receivable                            49,800      53,900
Depreciation                                 (107,300)     74,500
Net operating loss carryforwards              64,000      276,600
Amortization of intangibles and goodwill      (74,500)        -0-
State deferred taxes                           20,600         -0-
Less valuation allowance                     (110,100)   (352,700)
                                           ----------  ----------
                                             $233,500   $ 216,100

      In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company's history of significant fluctuations in net earnings, the Company had established a full valuation allowance due to the uncertainty as to the realization of certain net operating loss carryforwards. With the asset acquisition of Optometrics, LLC in March 2005 and RMD in July, 2008 and operational improvements, the Company now believes that these carryforwards will likely be realized, and has adjusted the valuation allowance accordingly.

       At September 30, 2008, the Company has no further net operating loss carryforwards to offset future taxable income for federal tax purposes. In addition, the Company has approximately $816,720 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2013.

Note 7 - Stockholders' Equity

       On September 23, 2004, in a privately negotiated transaction, the Company

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 7 - Stockholders' Equity (continued)

entered into a Subscription Agreement (the "Agreement") with Mr. Craig T. Dunham, an individual, pursuant to which Mr. Dunham agreed to acquire 1,000,000 shares of the Company's common stock at a cash purchase price of $.15 per share. The aggregate dollar amount of the transaction was $150,000. In connection with the Agreement, the Company also granted to Mr. Dunham a Stock Purchase Warrant (the "Warrant") pursuant to acquire, prior to January 31, 2008, up to an additional 1,200,000 shares of the Company's common stock at an exercise price per share of $.225 dependent upon certain conditions as further described in the Agreement. Effective October 1, 2004, the Company also entered into an Employment Agreement with Mr. Dunham pursuant to which Mr. Dunham became the Company's President and Chief Executive Officer. During the year ended September 30, 2007, Mr. Dunham exercised 586,373 warrants at $.225 per share for $131,935. During the year ending September 30, 2008, Mr. Dunham exercised the remaining 613,627 warrants at $.225 per share for $138,066.

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

       On July 5, 2008 the Company sold 5,256,000 shares of a Series C 10% Cumulative Convertible Preferred Stock in a private placement. The stock was sold at a price of $1.00 per share. Total expenses for the stock placement were $0. No underwriting discounts or commissions were paid in connection with the sale. Each share of preferred stock carries a 10% per annum dividend and is convertible to 0.40 shares of common stock at any time by the holders and is callable after two years by Dynasil at a redemption price of $1.05 per share. Proceeds of the preferred stock sale were primarily used for the acquisition of RMD, for related acquisition costs, and for general working capital.

Stock Based Compensation

       The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. The Company's 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2012.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 7 - Stockholders Equity (continued)

       The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the Plans are 2,250,000 shares, of which 500,920 shares of common stock are available for future purchases under the Plan at September 30, 2008 in addition to outstanding stock options.

       A summary of stock option activity for the years ended
September 30, 2008 and 2007 is presented below:

                                                        Exercise Price
                                              Shares    Per Share
                                             ---------  --------------
Options outstanding at October 1, 2006        261,459    $0.40 - $1.50

Granted in 2007                                100,000   $1.66 - $2.00
Exercised in 2007                              (80,000)      $0.40
Cancelled in 2007                                  -0-
                                             ---------

Options outstanding at September 30, 2007      281,459

Granted in 2008                                562,266   $2.00 - $4.00
Exercised in 2008                                  -0-
Cancelled in 2008                                  -0-
                                              --------
Options outstanding at September 30, 2008      843,725   $0.40 - $4.00


Options exercisable at September 30, 2008      743,725   $0.40 - $4.00
                                              ========

       During the year ended September 30, 2008, 562,266 stock options were granted at prices ranging from $2.00 to $4.00 per share and -0- options were exercised. Of the options granted in 2008, 100,000 of the granted stock options cannot be exercised until October 15, 2009 or later, and therefore the stock-based compensation expense of $18,043 will be recognized at that time if they become exercisable. No options were cancelled during the year ended September 30, 2008.

       During the year ended September 30, 2007, 100,000 stock options were granted at prices ranging from $1.66 to $2.00 per share and 80,000 options were exercised. Of the options granted in 2007, 20,000 of the granted stock options could not be exercised until January 2, 2008, and therefore the stock-based compensation expense was recognized at that time. The 80,000 options exercised had an exercise price of $0.40 per share with $32,000 paid in cash. No options were cancelled during the year ended September 30, 2007.

       For the year ended September 30, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $159,950. At September 30, 2008, there was approximately $18,043 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

       For the year ended September 30, 2007, total stock-based compensation charged to operations for option-based arrangements amounted to $11,366. At September 30, 2007, there was approximately $9,620 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

       During the year ended September 30, 2008, the Company issued 7,994 shares of common stock valued at an average of $1.97 per share to a director in lieu of

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 7 - Stockholders Equity (continued)

Director's fees totaling $15,750. The Company also issued 4,635 shares of common stock valued between $2.00 and $2.15 per share totaling $9,386 to employees as compensation.

       During the year ended September 30, 2007, the Company issued 3,289 shares of common stock valued at an average of $1.52 per share to a director in lieu of director's fees totaling $5,000. The Company also issued 2,531 shares of common stock valued at $1.65 per share totaling $4,176 to an employee as compensation.

       The fair value of the stock options granted and warrants issued were estimated on the date of grant using the Black Scholes option-pricing model. Based on the list of assumptions presented below with numbers shown for the most recent grant, the weighted average fair values of the options granted during the years ended September 30, 2008 and 2007 is $0.30 and $0.14 per share, respectively.

                                                  2008   2007

      Expected life in years                      3       3
      Risk-free interest rate                     4.47%   4.82%
      Expected volatility                        32.5%   20.42%
                Dividend yield                    0.00%   0.00%

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

Employee Stock Purchase Plan

       The Company has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 156,159 shares have been issued as of September 30, 2008.

       During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2008 and 2007, 8,759 shares, and 497 shares of common stock were issued under the Plan for aggregate purchase prices of $16,317, and $529, respectively.

Note 8 - Retirement Plans

401(k) Plans

       The Company has savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the "401k Plans"). Pursuant to the 401k Plans, employees may contribute up to the maximum amount allowed by the 401k Plans or by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company made contributions to the plans during the years ended September 30, 2008 and 2007 of $64,649
and $49,330, respectively.   The Company has an active project
to evaluate and consolidate 401k Plans.

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 8 - Retirement Plans (continued)

Defined Benefit Pension Plan

       EMF has a defined benefit pension plan covering hourly employees. The plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen.Accordingly, accrued benefit costs are classified as a current liability on the consolidated balance sheet.
The following relates to the Company's defined pension plan as of September 30, 2008 and 2007:


                                                   2008       2007
                                                 --------   --------
Pension benefit obligation as of September 30    $393,554   $349,493
Fair value of plan assets as of September 30     (296,761)  (291,644)
                                                 --------   --------
Excess of benefit obligation over plan assets    $ 96,793   $ 57,849
                                                 ========   ========

Amounts recognized on the balance sheet as:
  Accrued benefit costs (in accrued expenses)    $ 96,793   $ 57,849
                                                 ========   ========

Discount rate on the benefit obligation              5.88%      5.79%
Rate of expected return on the plan assets           5.50%      5.50%

Pension expense                                   $43,410   $  8,806
Company contributions                             $ 7,202   $ 26,946

Note 9 - Related Party Transactions

       During the years ended September 30, 2008 and 2007, building lease payments of $114,000 were paid to Optometrics Holdings, LLC in which Laura Lunardo, the Company's Chief Financial Officer has a 50% interest.
       During the years ended September 30, 2008 and 2007, building lease payments of $188,055 and $0, were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family, the Company's President of RMD Research.
       On September 30, 2008, a loan for $2,000,000 was completed with a company in which the Company's President of RMD Research, Dr. Gerald Entine, and Vice-President of RMD Instruments, Mr. Jacob Pastor, have greater than 90% interest. The loan bears interest at 8% and a balloon payment of all principal is due on October 1, 2009.

Note 10 - Leases

      The Company has non-cancelable operating leases, primarily for property, that expire through 2013. One of the Company's facilities is leased from a company controlled by the former owner of RMD, who is also currently President of the Company's RMD Research subsidiary. This lease expires in June 2013. One of the Company's facilities is leased from a company controlled by the former owners of Optometrics, one of whom is also currently the Company's Chief Financial Officer. This lease expires in June 2013. Rent expense for the years ended September 30, 2008 and 2007 amounted to $302,055 and $114,000, respectively. Future non-cancelable minimum lease payments under property leases as of September 30, 2008 are as follows:

Year ended September 30,
2009                 $873,742
2010                 $904,132
2011                 $935,737
2012                 $968,607
2013                 $768,263

         DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2008 AND 2007

Note 11 - Vendor Concentration

       The Company purchased $1,343,291 and $1,557,846 of its raw materials from one supplier during the years ended September 30, 2008 and 2007. As of September 30, 2008 and 2007, amounts due to that supplier included in accounts payable were $55,455 and $379,940.


Note 12 - Supplemental Disclosure of Cash Flow Information:

                                                2008     2007

       Cash paid during the year for:
          Interest                           $241,777   $150,253
                                             ========    =======
          Income taxes                       $ 33,040    $72,951
                                             ========    =======

       Non-cash investing and financing activities:

Acquisition of Assets of EMF on October 2, 2006:

       Fair market value of current assets acquired   $  468,300
       Property, plant and equipment                   1,789,621
       Fair market value of liabilities assumed       (1,063,031)
                                                       ---------
       Total cost of acquisition                       1,194,890
       Debt incurred to pay seller                      (520,000)
                                                       ---------
       Net cash paid for EMF Corporation              $  674,890
                                                       =========

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

Acquisition of Assets of RMD Corporation on July 1, 2008:

       Fair market value of current assets acquired   $  1,749,347
       Property, plant and equipment                        89,657
       Intangibles and goodwill                         18,964,563
       Fair market value of liabilities assumed           (450,316)
                                                         ---------
       Total cost of acquisition                        20,353,251
       Common stock issued to seller                    (7,552,100)
                                                         ---------
       Net cash paid for RMD                           $12,801,151
                                                        ==========

       To partially fund the acquisition of RMD, the Company issued 5,256,000 shares of Series C preferred stock, valued at $1.00 per share and received net proceeds of $5,256,000.

       On July 1, 2008, concurrently with the acquisition of RMD, Dynasil borrowed $10,000,000. The proceeds were used as follows: (1) repayment of existing bank debt of $894,080, (2) payment of the balance due seller of $8,500,000 directly by the bank at closing, (3) payment of transaction costs of $60,967 at closing, and (4) remaining balance of $544,953 was used for working capital purposes.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE

       There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.


ITEM 8A. CONTROLS AND PROCEDURES

Not Applicable.

ITEM 8A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       As required by Rule 13a-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer, with the participation of management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by the report and have determined that such disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange
Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

       Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       The Company's management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in "Internal Control - Integrated Framework."

       Because RMD Research and RMD Instruments were acquired by the Company on July 1, 2008, they were not required to be included in management's assessment of internal control over financial reporting for the year ended September 30, 2008 and therefore, management excluded them from its assessment. Both RMD companies are wholly-owned subsidiaries whose total assets and total revenues represent 79% and 34%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2008.

       Based upon the Company's assessment, management has concluded that, as of September 30, 2008, the Company's internal control over financial reporting is effective based upon those criteria.

       This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

       There has been no change in our internal control over financial reporting in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting except for the acquisition of RMD.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our directors were elected to serve for a one-year term at our Annual meeting of the shareholders held on February 5, 2008, with the exception of Mr. Peter Sulick, who was added as a director on June 12, 2008. All directors will hold office until their successors are elected at the next annual meeting of the shareholders.

     Our executive officers and directors, and their ages at December 15, 2008, are as follows:

Name                        Age   Position
---------------             ---   --------
James Saltzman               65    Chairman of the Board
Craig T. Dunham              52    President, CEO, Director
Cecil Ursprung               64    Director
Peter Sulick                 58    Director, Chairman of Audit Committee
Laura Lunardo                56    COO Optometrics, CFO until 11/15/08
Bruce Leonetti               54    Vice President
Paul Schulz                  48    President EMF
Gerald Entine                65    President, Radiation Monitoring Devices, Inc
Jack Paster                  70    Vice President, RMD Instruments Corp.
Mark Caldwell                42    General Manager, RMD Instruments Corp.
                                   starting 10/20/08
Paul Weaver                  57    CFO starting 11/15/08

      None of the above persons is related to any other of the above-named persons by blood or marriage.

      Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2008 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 except for two Form 4 filings for Mr. Cecil Ursprung and one Form 4 filing for Mr. Peter Sulick which were late due to administrative oversights and included a total of 6,174 shares paid for Directors compensation.

     Craig Dunham, 52, Dynasil President and CEO, invested in Dynasil and then joined the Company in October 2004. Prior to joining Dynasil, he spent about one year partnering with a private equity group to pursue acquisitions of mid-market manufacturing companies. From 2000 to 2003, he was Vice President/General Manager of the Tubular Division at Kimble Glass Corporation. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated in manufacturing, engineering, commercial, and general management positions. At

Corning, he delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr.
Dunham earned a B.S. in Mechanical Engineering and an M.B.A.
from Cornell University.

        James Saltzman, 65, Chairman, has been a member of the Board since February 1998. Mr. Saltzman has been involved in the investment community since October 1969 where he has invested in both public and private corporations. He helped found several companies which have been purchased by larger corporations, most recently Without-a-Box which was purchased by Amazon.com. He has been a key source of potential acquisitions including Optometrics and RMD. Mr. Saltzman earned a BA degree from Franklin & Marshall College.

       Cecil Ursprung, 64, Director, has been a member of the Board since February 1, 2007. Mr. Ursprung is the former Chairman and CEO of Reflexite Corporation in Avon, Connecticut, a manufacturer of reflective products to enhance safety and optical films used to manage light in LCD displays. He has been with Reflexite since 1983 and led the revenue growth of that company from $2.5 million to approximately $100 million. He is a frequent speaker on topics such as business strategy development, employee motivation, business ethics, executive compensation, employee ownership and the effective use of outside boards. His education includes a degree in Economics and Finance from Baylor University, an MBA from Washington University in St. Louis, and post-graduate work at the University of Michigan.

       Peter Sulick, 58, Director, Audit Committee Chairman, and Financial Expert, joined the Board on June 12, 2008. Mr. Sulick is currently President and CEO of AmeriSite, LLC, a family-owned real estate development and investment company. Mr. Sulick's business background includes the founding of Independence Broadcasting Corporation, PowerFone Inc., SSPCS Corp. and AmeriSite, LLC. Since 1985, Mr. Sulick has founded and led telecommunications companies that were later acquired by Nextel and T-Mobile. In the early part of his career, Mr. Sulick was a principal financial officer for Cablevision Systems and has also held several senior-level financial positions at the Communications Operations Group of ITT. He began his career in the audit department at Arthur Andersen & Co, in New York City following graduate school. He is a certified public accountant who earned his MBA in finance from the University of Massachusetts and a B.S. in Business Administration from The Citadel.

       Laura Lunardo, 56, General Manager of Optometrics Corporation and Dynasil CFO until December 15, 2008, has been with Dynasil since the March 2005 acquisition of Optometrics. Previously, she had been a partner in Optometrics LLC with primary responsibilities for Sales & Marketing, Accounting, Finance and Administration, and was the CFO of Optometrics USA, Inc., the predecessor corporation to Optometrics LLC, since 1984. Ms. Lunardo earned her B.S. degree in Business and Accounting from Boston University in 1976.

       Paul Schulz, 48, has been President of EMF since November 19, 2007. He had previous General Management experience at Midland Materials and Electro-Tech Machining. He delivered results for a total of 15 years at Morgan AM&T in Pennsylvania as Global Vice President of Operations, Vice President/General Manager of Pure Carbon Company, Plant Manager, and Engineering Manager. Mr. Schulz has a B.S. in Chemical Engineering from Bucknell University.

       Dr. Gerald Entine, 65, RMD Research President, is a founder and former majority shareholder of RMD, Inc and RMD Instruments, LLC. He has more than 40 years of experience in optics, nuclear sensors and instrumentations and related physics or biophysics-based technologies, both applied and for basic scientific research. Dr. Entine received his B.SC. in Physics/Biophysics and M.A. in Physics from the University of Pennsylvania. He received his Ph.D. in physics from the University of California at Berkeley under the direction of two Nobel Laureates - Dr. Melvin Calvin and Dr. Owen Chamberlain. Dr. Entine then joined Tyco Laboratories, a high technology research center in Boston, and conducted studies in semiconductor sensors until 1974, when he founded RMD with technology that RMD acquired from Tyco. Dr. Entine continues to be involved in research, and has been the Principal Investigator on numerous research contracts and grants funded both privately and by federal agencies. Dr. Entine is currently an Adjunct Research Assistant Professor in the Department of Neurology at the Bowman Gray School of

Medicine. His publications include works in Physics and Instrumentation (48), Basic Chemistry (22), and Medicine and
Biophysics (51).

       Jack Paster, 70, Vice President, RMD Instruments, is a founder and former shareholder of RMD. The former Business Manager of Tyco Labs, Mr. Paster has 35+ years of experience in business, marketing, and manufacturing. He has been responsible for commercializing RMD technologies such as the Navigator[TM] Sentinel Node Mapping System and the Lead Paint Analyzer. Mr. Paster graduated from Rutgers University with a B.S. in Industrial Engineering, and continued his studies under an Air Force scholarship, completing a Master of Engineering program at Texas A&M. Mr. Paster has conducted numerous training classes in lead measurement and has lectured extensively about lead hazards. Mr. Paster taught at the University of South Florida and has written extensively regarding issues within the lead paint inspection community. Mr. Paster was Executive Vice President of one of the first small companies in the solar energy business to become public and, during the Carter Administration, Mr. Paster was the Solar Energy Industry Association's nominee for Deputy Assistant Secretary for Solar & Conservation. Mr. Paster is the former president of the National Lead Assessment and Abatement Council and recipient of the 1998 Lead Star Award for Contribution to Lead Hazard Control Industry.

       Paul Weaver, 57, joined the Company on December 15, 2008. Mr. Weaver is the Chief Financial Officer and will coordinate acquisition activities. Most recently, he was employed as a consultant for Thomas Group on a project to improve the readiness process of the U.S. Navy. His corporate experience includes senior financial positions in manufactured consumer products, aviation service, and industrial packaging industries. He spent 22 years with Tyco Toys, Inc. where he was a member of the executive committee which took the company public and grew the business through both organic growth and acquisitions from a $33 million domestic company to a $750 multi-national. Mr. Weaver is a CPA and has a B.A. in Accounting from Rutgers University.

       Mark Caldwell, 42, became General Manager of RMD Instruments on October 20, 2008. Prior to joining Dynasil, he was CEO of Gefran, Inc. in Winchester, MA, a leading manufacturer of process sensors and instrumentation for machine controls, where he spent fourteen years in various capacities including General Manager, Operations Manager, Engineering
Manager, and Quality Assurance Manager.   He also worked at
Raytheon and Atlantic-Tracy in engineering and sales roles. Mr. Caldwell holds a MMS in Manufacturing Engineering from the University of Massachusetts and a BS in Industrial Technology from the University of Lowell.


Code of Conduct

       The Company adopted a revised Code of Conduct for all employees on December 23, 2008. The Company will provide a copy to any person without charge upon request in the manner set forth under item 1 on page 3.

                  ITEM 10. EXECUTIVE COMPENSATION

                            Summary Compensation Table


Name and				     Stock         Option      All Other
Position     Year    Salary ($)    Bonus ($) Awards ($)    Awards ($)  Compensation($)  Total ($)
------------ ------  -----------  ---------- -----------  ----------- ----------------  ----------

Craig Dunham  2008  150,000        63,000                                               213,000
President     2007  110,000        86,711                                               196,711
And CEO

Laura Lunardo 2008  115,931        41,928                                  12,492       170,351
CFO, COO-     2007   97,693        33,165                                  14,393       145,251
Optometrics

Paul Schulz   2008   99,230         9,704                                               108,934
President-EMF

Megan Shay    2008   76,676         9,404                                                86,080
Corporate VP  2007   95,400                                                25,000       120,400

Executive Compensation

Executive Compensation Philosophy

       Dynasil's current executive compensation philosophy is outlined below. When companies are acquired, we typically do not immediately change existing salary and benefits so there may be significant differences versus our compensation philosophy for extended periods of time. We prefer employees to be "at will" in general but employment agreements are utilized where the Board sees it as advisable. The Board will deviate from these philosophies when necessary to attract and retain strong people. Here are the key points of our executive compensation philosophy:

       - Moderate base pay where the midpoint of the Company's salary is typically set at 90% of the median salary for comparable companies from a national salary survey. National salary survey data is routinely used for annual executive compensation reviews.
       - Excellent incentive compensation to offset the moderate base pay and provide strong rewards for strong performance.
       - Competitive benefits.
       - No perquisites or "perks".

       The employment agreement with Craig T. Dunham, President and CEO, commenced on October 1, 2004 for an initial three-year period, after which it automatically renews for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term or for cause. Under the initial terms of the employment agreement, Mr. Dunham agreed to work for the Company full time and receive an annual base salary of $110,000 with a performance bonus equal to 20% of the Company's net income above $100,000 and an additional bonuses or stock options at the discretion of our Board of Directors. The annual performance bonus was paid one third in cash and the other two thirds in stock, with Mr. Dunham having the option to utilize any existing warrants or options to set the share price. The initial agreement also provided for then standard company benefits and a company car (or car allowance). If Dynasil terminates the agreement for any reason other than "cause" (as defined), Mr. Dunham is entitled to receive 30% of his base salary at the time of termination plus continued health care benefits for six months. Effective October 1, 2007, the Board of Directors increased Mr. Dunham's base salary to $150,000, eliminated the company car benefit and reduced Mr. Dunham's bonus percentage for fiscal 2008 to 49% of a "Core Bonus" pool comprised of 15% of Dynasil's net profits before taxes after subtracting an amount equal to an 8% annual return on Dynasil's stockholders' equity. Effective October 1, 2008 due to the significant growth of the company, the Board of Directors increased Mr. Dunham's base salary to $175,000, which the Board believed was equivalent to 90% of the median salary for chief executive officers of comparably sized entities. At the date of this 10K-SB report, the Board of Directors is still finalizing the bonus formula for fiscal year 2009.

       An employment agreement with Laura Lunardo, Chief Financial Officer of the Company through December 15, 2008 and Chief Operating Officer of its Optometrics Corporation subsidiary ("Optometrics"), commenced on March 9, 2005 and ended on March
10, 2008 when she became an "at will" employee consistent with the Company's current executive compensation philosophy. On
March 10, 2008, Ms. Lunardo's salary was increased from $100,000 to $125,000 and her individual bonus remained at 5% of Optometrics' net profits before taxes. In order to be consistent with the Company's executive compensation philosophy, perquisites that were previously provided to Ms. Lunardo are being phased out. In accordance with that philosophy, a 6% extra contribution to Ms. Lunardo's 401(k) pension plan and health club benefit were eliminated effective March 2008 and her company car benefit will be eliminated when the car lease ends in April 2009. Otherwise, Ms. Lunardo has standard Optometrics benefits. For fiscal year 2008, the Board of Directors awarded Ms. Lunardo an additional $10,000 cash bonus for her contributions as its interim Chief Financial Officer and role in implementing the Company's management controls project pursuant to the Sarbanes-Oxley Act of 2002.

       Mr. Paul Schulz, President of the Company's Evaporated Metal Films Corporation ("EMF") subsidiary, joined the Company on November 19, 2007. Mr. Schulz' base salary is $120,000 per year with a bonus of 10% on the first $400,000 of EMF net profit before taxes, and a fiscal year 2008 supplemental bonus of up to $15,000 based on a formula for performance goals. Mr. Schulz also receives standard EMF company benefits.

       An employment agreement with Megan Shay, former EMF President and former Corporate Vice President, ended on October 2, 2007, at which time, she became an "at will" employee as per Company philosophy. During this time frame, she received an annual base salary of $95,400 as well as an additional $25,000 for the Full
Time Extension Period of April 1, 2007 to September 30, 2007.
For fiscal year 2008, she received a pro-rated portion of a bonus equal to 17.5% of a "Core Bonus" pool comprised of 15% of Dynasil's net profits before taxes after subtracting an amount equal to an 8% annual return on Dynasil's shareholders' equity. Effective July 21, 2008, Ms. Shay shifted to consultant status.

       As part of the Company's acquisition of RMD, employment agreements were entered into with RMD's former owners that maintained their compensation at then current levels. Dr. Gerald Entine's Former Owner Work Continuation Agreement provides for Dr. Entine's employment as RMD's President for a period of 18 months starting July 1, 2008, extendible by mutual agreement for an additional 6 months thereafter. Under that agreement, Dr, Entine receives a base salary of $325,000 per year, business expense reimbursements (including reimbursement for home office expenses) and customary employee benefits. The agreement also requires Dr. Entine to maintain confidentiality and not compete with Dynasil or RMD for a five year period. If Dynasil or RMD terminates the agreement for any reason other than "cause" (as defined), Dr. Entine is entitled to receive 20% of his base salary at the time of termination. The terms of the agreement are similar to Dr. Entine's pre-transaction compensation package, although it is not consistent with Dynasil's current executive compensation philosophy.

       Mr. Jacob Paster's Former Owner Work Continuation Agreement provides for Mr. Paster's employment as Vice President of RMD Instruments for a period of 24 months starting July 1, 2008.
Under that agreement, Mr. Paster receives a base salary of $250,000 per year, vested options exercisable for a 3 year period starting July 1, 2008 to acquire 100,000 shares of Dynasil common stock at an exercise price of 33% above market price, options exercisable for a 3 year period starting July 1, 2008 to acquire an additional 20,000 shares of Dynasil's common stock at an exercise price of 33% above market price that will vest on October 15, 2009 if RMD Instruments meets a certain revenue objective, customary business expense reimbursements, reimbursement for apartment rental expense of $2,625 per month through October 2008 and customary employee benefits. The agreement also requires Mr. Paster to maintain confidentiality and not compete with Dynasil or RMD for a five year period. If Dynasil or RMD terminates the agreement for any reason other than "cause" (as defined), Mr. Paster will be entitled to receive the greater of the remaining balance of the first twelve
(12) months of base pay or 20% of his annual base pay at the time of termination. The base compensation in the agreement is similar to Mr. Paster's pre-transaction compensation package, although it is not consistent with Dynasil's current executive compensation philosophy.

Directors' Compensation.

       From October 1, 2007 until June 30, 2008, compensation paid for serving on the Board was: Chairman of the Board, $1,500 per month and all other non-employee directors, $1,250 per month. Outside directors have the option to split their compensation between shares of the Company's common stock and cash.

       Effective July 2008, the Company increased Directors' compensation to $36,000 per year for each Director, with at least 50% of that amount to be paid in the form of stock options. In addition, in view of their additional responsibilities and obligations, the Chairman receives an additional payment of $9,000 per year and the Audit Committee Chairman/ Financial Expert receives an additional payment of $5,000 per year. This change was initiated to provide competitive Directors' compensation with the expected tripling of Dynasil's revenues resulting from the July 1, 2008 acquisition of RMD. During multiple board meetings, Dynasil's Directors reviewed directors' compensation data from the National Association of Corporate Directors ("NACD") and Silicon Valley companies and engaged in extensive discussions regarding future Directors' compensation. This data was used to revise the Directors' compensation to a level that Dynasil's Directors believed was comparable to that paid by similar companies. One of the best practices recommended by the NACD data was to pay at least half of directors' compensation in stock or stock options; accordingly, the Dynasil Directors revised their board compensation package to pay 50% of Directors' fees in stock options which will be issued on an annual basis following the election of Directors at the annual meeting. For the remaining 50% of Directors' fees, each Director has the choice to be paid in any combination of monthly cash payments, quarterly stock payments at the quarter's ending market price and/or annual stock options. The terms for the stock options generally include a three year exercise period from the initial issue date, an exercise price set at a 33% premium to the market price at the time of issue and the value is determined based on Black-Shoales methodology. In addition, all reasonable expenses incurred in attending meetings are reimbursed by the Company and Directors are eligible for other stock options and grants. With advance Board approval, when a director is asked to spend time or exert efforts on Company activities that significantly exceed normal Director expectations, the director may receive additional compensation in the form of a consulting fee at the discretion of the other members of Dynasil's Board of Directors. In fiscal 2008, Mr. Saltzman received such additional compensation for his efforts relating to the RMD acquisition. Additional details of the comparable company data used to revise Director's compensation as well as additional details regarding the plan is available in the Company's Periodic Report on Form 8-K dated July 15, 2008. These fees are in addition to fees paid or stock or option awards that may be paid or granted to induce an individual to join Dynasil's Board of Directors.

Directors' Compensation For Fiscal Year Ending September 30, 2008

           Fees earned or
               Paid in   Stock       Option         All other
Name           cash($)   awards($)   awards($)      compensation($)  Total ($)
------------- ---------  ---------   ----------     ---------------  ---------
James Saltzman
(3)(4)           16,875                  7,875            60,246       84,996

Cecil Ursprung
(1)(4)                      15,750       4,500                         18,000

Peter Sulick
(2)(4)                       2,875      40,175                         52,467


(1) Mr. Ursprung elected to receive 100% of his discretionary
Directors' fees
In Dynasil common stock which was issued at each quarter ending market price which ranged from $1.65 to $2.39 per share.
A total of 7,994 shares of common stock were issued with an aggregate market value of $15,750 at time of issue and for an average price per share of $1.97 per share.

(2) Mr. Sulick was issued 80,000 stock options on June 11, 2008 which is currently a standard part of Director compensation for new Directors. At that time, the most recent market price was $2.05 per share, the option exercise price was $3.08 per share, the options granted had a three year exercise period, and were valued at $32,800.

(3) Mr. Saltzman elected to receive 100% of his Directors' fees in cash from October 1, 2007 until June 30, 2008. On July 1, 2008, he elected to split his discretionary Directors' fees between stock options and cash. The other Directors approved a payment totaling $60,246 to Mr. Saltzman for the time and
efforts above and beyond normal Director expectations that
Mr. Saltzman expended on the RMD acquisition. This     payment
included $30,000 in cash and stock options valued at $30,246.
The stock options were issued on July 7, 2008 to purchase an aggregate of 144,648 shares of common stock at an exercise price of $4 per share, which was 70% above the then current market price of $2.35 per share.

(4) On July 14, 2008, stock options were issued to all three outside Directors to cover their standard stock option portion of Directors' fees plus the portion of their discretionary fees which they elected to receive in stock options through February 2009. These options were issued at $3.06 per share, which was 33% above the market price of $2.30 per share with a three year term. A total of 137,618 options were issued with a total Black-Scholes value of $52,667.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

       The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2008 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and required executive officers who owns shares of common stock and by all directors and executive officers as a group:

Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Craig Dunham (1)(4)               3,115,194                 26.9%
           385 Cooper Road
           West Berlin, NJ 08091

Common     Gerald Entine (9)                 4,363,098                 38.5%
           44 Hunt Street
           Watertown, MA 02472

Common     James Saltzman (1)(2)(3)            571,883                  4.9%
           257 Stanford Place
           Newtown, PA  18940

Common     Laura Lunardo                       156,391                  1.4%
           8 Nemco Way
           Ayer, MA 01432

Common     Cecil Ursprung (1)(5)               244,514                  2.1%
           27 Walbridge Road
           West Hartford, CT  06119

Common     Peter Sulick (1)(6) (7)             471,080                  4.0%
           3295 Ft. Charles Dr.
           Naples, FL 34102

Common     Paul Schulz (1)(8)                   30,000                  0.3%
           239 Cherry Street
           Ithaca, NY  14850

All Officers and Directors
as a Group (1)                               9,218,795
72.7%
--------------

 (1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on December 8, 2008 was 11,348,635.

(2)James Saltzman disclaims beneficial ownership of the 243,206 shares owned by Saltzman Partners.

(3)Includes options to purchase 90,000 shares of the Company's common stock at $1.50 per share, 40,000 shares of the Company's common stock at $0.40 per share, 144,648 shares of the Company's common stock at $4.00 per share, 54,873 shares of the Company's common stock at $3.06 per share, shares of Series B Preferred Stock that are convertible into 19,950 shares of common stock, and shares of Series C Preferred Stock that are convertible into 40,400 shares of common stock.

(4)Includes shares of Series B Preferred Stock that are convertible to 230,755 shares of common stock and Series C Preferred Stock that are convertible to 20,000 shares of common stock. Also includes 1,000,000 shares of common stock held in the Dunham Family Limited Liability Company of which Mr. Dunham is the sole managing member and over which he has sole dispositive and voting power.

(5)Includes options to purchase 80,000 shares of the Company's common stock at $2.00 per share 31,356 shares of the Company's common stock at $3.06 per share.

(6) Includes options to purchase 80,000 shares of the Company's common stock at $3.08 per share and 51,389 shares of the Company's common stock at $3.06 per share, shares of Series B Preferred Stock that are convertible to 86,450 shares of common stock and shares of Series C Preferred Stock that are convertible into 124,000 shares of common stock. Also includes shares held in the names of his children.

(7) Includes a total of 300,000 shares of common stock held in the names of his children.

(8) Includes options to purchase 30,000 shares of the Company's common stock at $2.00 per share.

(9) Includes shares held in the names of his family and childrens trusts.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Financial Note 9 of this 10KSB is hereby incorporated by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to Item 601 of Regulation S-B:

Exhibit No.  Description of Document

2.01* Asset Purchase Agreement, dated January 18, 2008 between Precision Optics Corporation and Optometrics Corporation, filed on form 8-K dated January 22, 2008.

2.02* Asset Purchase Agreement, dated July 1, 2008 by and between Dynasil Corporation of America, RMD Instruments Corp,
             RMD Instruments LLC, Gerald Entine 1988 Family Trust,
             Fritz Wald and Doris Wald, and Jacob H. Paster, filed on Form 8-K dated July 7, 2008.


2.03* Plan of Merger, dated July 1, 2008 by and among Dynasil Corporation of America, RMD Acquisition Sub, Inc.,
             Radiation Monitoring Devices, Inc., Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed on Form 8-K dated July 7, 2008.

2.04* Lease Agreement, dated July 1, 2008 between RMD Instruments, Inc and Charles River Realty, filed on Form 8-K on July 7, 2008.

2.05* Lease Agreement, dated July 1, 2008 between Radiation Monitoring Devices, Inc. and Charles River Realty, filed on Form 8-K on July 7, 2008.


3.01         Amendment to the Audit Committee Charter, dated December 23, 2008.

10.01* Amendment to Craig T. Dunham employment agreement, filed on Form 8-K dated November 13, 2007.

10.02* Letter of intent to purchase privately-owned instruments company, filed on Form 8K dated
             December 26, 2007.

10.03*       Employment agreement of Gerald Entine, filed on Form
             8-K dated July 7, 2008.

10.04* Employment agreement of Jacob H. Paster, filed on Form 8-K dated July 7, 2008.

10.05*       Loan agreement dated July 1, 2008 with Susquehanna
             Bank for a $9,000,000 term loan and a
             $1,000,000 line of credit, filed on Form 8-K dated
             July 7, 2008.

10.06*       Loan agreement dated September 30, 2008 with RMD
             Instruments, LLC for $2,000,000, filed on Form 8K on
             October 6, 2008.

10.07 Amendment dated December 19, 2008 to $2,000,000 note with RMD Instruments, LLC which extends the maturity date by six months.

14.01        Code of Conduct revised and approved on December 23, 2008.

99.01 Press release, dated December 30, 2008, issued by Dynasil Corporation of America announcing its financial results for the fourth quarter ending September 30, 2008.

* Incorporated herein by reference

Reports on Form 8K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

- On July 7, 2008, a current report for items covering the RMD acquisition and related financing and contracts.

- On July 15, 2008, a current report covering revised Directors compensation.

- On September 15, 2008, an amendment to the July 15, 2008 current report covering the RMD acquisition and related financing and contracts which added financial exhibits.

ITEM 14. Principal Accountant Fees and Services

 (a)   Audit Fees

The aggregate fees billed or to be billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended September 30, 2008 and 2007 and the reviews of the financial statements included in the Company's
Forms 10-QSB during those fiscal years are $93,750 and $67,750, respectively.

(b)  Audit Related Fees

The aggregate fees billed or to be billed for professional services rendered by the Company's principal accountant for audit related fees for the fiscal years ended September 30, 2008 and 2007 were $63,220 and $-0-, respectively. The fiscal year 2008 fees related to due diligence fees of $28,220 for the RMD acquisition and RMD audit fees of $35,000.

(c)   Tax Fees

The Company incurred fees of $12,000 and $6,500 during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.

(d)  All Other Fees

The Company incurred fees of $1,800 for Sarbanes Oxley consultations during fiscal year 2008 and no other fees during fiscal year 2007 for products and services by the Company's principal accountant.

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

DYNASIL CORPORATION OF AMERICA

BY:      /s/ Craig Dunham
        ---------------------------------
        Craig Dunham, President, CEO

DATED:  December 30, 2008
      ---------------------------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                   Title                           Date
 ---------                   -----                           ----
BY:  /s/ James Saltzman      Chairman of the Board of   December 30, 2008
    ---------------------    Directors
   James Saltzman


BY: /s/ Cecil Ursprung       Director                   December 30, 2008
    ---------------------
   Cecil Ursprung

BY: /s/ Peter Sulick         Director, Chairman of the  December 30, 2008
    ---------------------    Audit Committee
   Peter Sulick

BY: /s/ Craig T. Dunham      President and CEO          December 30, 2008
    ---------------------
   Craig T. Dunham

BY: /s/ Laura Lunardo         CFO and Principal         December 30, 2008
    ---------------------     Accounting Officer
   Laura Lunardo