Form 10-Q
period 2008-12-31
DYNASIL CORP OF AMERICA
filed 2009-02-17
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer       Accelerated filer
                        ----                    ----
Non-accelerated filer         Smaller reporting company  XX
                        ----                            ----

Indicate by check mark whether the registrant is a shell
company    Yes       No    XX
                ----      -----

The Company had 11,367,399 shares of common stock, par value
$.0005 per share, outstanding as of February 9, 2009.

        DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                      INDEX
                                                                 PAGE
                                                               ------

PART 1.   FINANCIAL INFORMATION                                    3

  Item 1.   Financial Statements

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008
             AND SEPTEMBER 30, 2008                                3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2008 AND 2007               5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2008 AND 2007               6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7


   Item 2.   Management's Discussion and Analysis of Financial     10
             Condition and Results of Operations.

   Item 3.   Quantitative and Qualitative Disclosures About        14
             Market Risk

   Item 4T.   Controls and Procedures                              14


PART II.  OTHER INFORMATION                                        14

   Item 1.   Legal Proceedings                                     14

   Item 2.   Unregistered Sales of Equity Securities and Use       14
             of Proceeds

   Item 3.   Defaults Upon Senior Securities                       14

   Item 4.   Submission of Matters to a Vote of Security Holders   14

   Item 5.   Other Information                                     15

   Item 6.    Exhibits                                             15

      Signatures                                                   16

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                        December 31    September 30
                                                          2008              2008
                                                         (Unaudited)
                                                         ----------      ----------
Current assets
   Cash and cash equivalents                            $ 2,215,937     $ 3,882,955
   Accounts receivable, net of allowance for doubtful
     accounts of $54,390 and $70,165 and sales
     returns of $14,819 and $8,200 for
     December 31, 2008 and
     September 30, 2008, respectively                     4,852,562       3,390,703
   Inventories                                            2,464,403       2,909,730
   Deferred tax asset                                       233,500         233,500
   Prepaid expenses and other current assets                268,909         259,896
                                                         ----------      ----------
        Total current assets                             10,035,311      10,676,784

Property, Plant and Equipment, net                        2,735,447       2,694,290
Other Assets
   Intangibles, net                                       7,633,448       7,767,258
   Goodwill                                              11,054,396      11,054,396
Deferred financing costs, net                                73,899          81,136
   Other assets                                              11,351           8,360
                                                         ----------      ----------
        Total other assets                               18,773,094      18,911,150
                                                         ----------      ----------
        Total Assets                                    $31,543,852     $32,282,224
                                                         ==========      ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short Term Note Payable                                 $ 63,130      $  490,117
   Current portion of long term debt                      1,655,626       1,649,101
   Note payable to related party                          2,000,000            -0-
   Accounts payable                                         663,797       1,026,675
   Billings in excess of cost                               753,170         216,946
   Accrued expenses and other current liabilities         1,158,056       1,440,222
                                                         ----------      ----------
        Total current liabilities                         6,293,779       4,823,061

Long-term Liabilities
   Long-term debt, net                                    7,711,587       8,178,420
   Note payable to related party                               -0-        2,000,000
                                                         ----------      ----------
   Total long-term liabilities                            7,711,587      10,178,420

Stockholders' Equity
   Common Stock, $.0005 par value, 25,000,000 shares
    authorized, 12,171,795 and 12,142,849 shares issued,
    11,361,635 and 11,332,689 shares outstanding              6,087           6,072


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)


  Preferred Stock, $.001 par value, 10,000,000
    Shares authorized, 5,966,000 shares                       5,966           5,966
    issued and outstanding for December 31, 2008 and
    September 30, 2008, 10% cumulative,
    convertible

   Additional paid in capital                            16,168,853      16,122,185
   Retained earnings                                      2,343,922       2,132,862
                                                         ----------      ----------
                                                         18,524,828      18,267,085
   Less 810,160 shares in treasury - at cost               (986,342)       (986,342)
                                                         ----------      ----------
        Total stockholders' equity                       17,538,486      17,280,743
                                                         ----------      ----------
        Total Liabilities and Stockholders' Equity      $31,543,852     $32,282,224
                                                         ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                          Three Months Ended
                                             December 31
                                          2008         2007
                                       ----------    ----------
Net sales                              $8,767,275    $2,814,907
Cost of sales                           5,527,568     1,892,331
                                       ----------    ----------
Gross profit                            3,239,707       922,576
Selling, general and administrative
        expenses                        2,582,337       688,097
                                       ----------    ----------
Income from operations                    657,370       234,479

Interest expense, net                     186,797        33,523
                                       ----------    ----------
Income before income taxes                470,573       200,956
Income taxes                              114,934        10,670
                                       ----------    ----------
Net income                               $355,639      $190,286
                                       ==========     =========


Basic net income per common share           $0.02         $0.03
Diluted net income per common share         $0.02         $0.03


Weighted average shares outstanding    11,349,404     6,198,183

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                   Three Months Ended
                                                                      December 31
                                                                  2008              2007
                                                            ----------         -----------
Cash flows from operating activities:
Net income                                                   $ 355,639           $ 190,286
Adjustments to reconcile net income to net cash used
    in operating activities:
       Provision for doubtful accounts and sales returns        (9,156)             (5,400)
       Depreciation and amortization                           246,058              92,439
       (Increase) decrease in:
          Accounts receivable                               (1,452,702)            (69,008)
          Inventories                                          445,327            (321,752)
          Prepaid expenses and other current assets            (12,004)            (34,050)
       Increase (decrease) in:
          Accounts payable and accrued expenses               (108,818)           (363,961)
                                                            ----------         -----------
Net cash used in operating activities                         (535,656)           (511,446)
                                                            ----------         -----------
Cash flows from investing activities:
     Purchases of property, plant and equipment               (147,648)            (31,797)
                                                            ----------         -----------
     Net cash used in investing activities                    (147,648)            (31,797)
                                                            ----------         -----------
Cash flows from financing activities:
     Issuance of common stock                                   46,592             141,197
     Proceeds from short-term debt                                 -0-             404,445
     Repayment of long-term debt                              (486,929)            (23,815)
     Repayment of short-term debt                             (400,366)                -0-
     Deferred financing costs incurred                           6,139             (12,442)
     Preferred stock dividends paid                           (149,150)            (17,750)
                                                            ----------         -----------
Net cash provided by (used in) financing activities           (983,714)            491,635
                                                            ----------         -----------
Net decrease in cash and cash equivalents                   (1,667,018)            (51,608)
Cash and cash equivalents, beginning                         3,882,955             496,948
                                                            ----------         -----------
Cash and cash equivalents, ending                           $2,215,937           $ 445,340
                                                            ===========        ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2008 was audited and appears in the Form 10-KSB previously filed by the Company. The consolidated balance sheet as of December 31, 2008 and the consolidated statements of operations and cash flows for the three months ended December 31, 2008 and 2007, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2008 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 Annual
Report on Form 10-KSB previously filed by the Company with the Securities and Exchange Commission.

     Certain items between goodwill and intangibles in the 2008 balance sheet have been reclassified to conform to 2009 financial statement presentation.

Note 2 - Business Acquisition

     On July 1, 2008, the Company completed its acquisition of all the outstanding capital stock of RMD Research and the specific assets and liabilities of RMD Instruments in transactions that were accounted for as a purchase. The following is the proforma statement of operations for the quarter ended December 31, 2007, assuming the transaction had been consummated at the beginning of the year ended September 30, 2007.

     Dynasil Corporation of America and Subsidiaries
     Pro Forma Statement of Operations
     Quarter Ended December 31, 2007

     Net Sales                            $8,187,493
     Cost of Sales                         4,469,697
                                          ----------
     Gross Profit                          3,717,796

     Selling, general and
       administrative expenses             3,082,075
                                          ----------
     Income from operations                  635,721

     Interest (expense), income net         (192,169)
                                          ----------
     Income before income taxes              443,552

     Income tax expense                       98,530
                                          ----------
     Net income                              345,022
                                          ==========

     Basic net income per common share         0.02
     Diluted net income per common share       0.02

Note 3 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out
(FIFO) method. Inventories consist of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                    December 31, 2008      September 30, 2008
                    -----------------      ------------------
Raw Materials            $1,712,946             $2,110,138
Work-in-Process             379,736                467,590
Finished Goods              371,721                332,002
                    -----------------      ------------------
                         $2,464,403             $2,909,730
                    =================      ==================

Note 4 - Billings in Excess of Costs

Billings in Excess of Costs relates to research and development contracts and consists of billings at provisional contract rates less actual costs plus fees.


Note 5 - Net Income Per Share

       Basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if applicable, by the weighted average number of common shares outstanding during each period. Diluted net income per common share adjusts basic earnings per share for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

       For purposes of computing diluted earnings per share, 442,820 and 677,166 common share equivalents were assumed to be outstanding for the quarters ended December 31, 2008 and 2007, respectively. The computation of basic and diluted net income per common share is as follows:

                        December 31, 2008      December 31, 2007

Net income                      $ 355,639          $ 190,286

Less:
  Preferred stock dividends     $(149,150)          ( 17,750)
                                ---------           --------
Income allocable to
   common shareholders          $ 206,489          $ 172,536

Weighted average shares
   outstanding
      Basic                    11,349,404          6,198,183
      Effect of
        dilutive securities
       Stock Options               34,455             88,813
       Stock Warrants                -0-                -0-
       Convertible
        Preferred Stock           408,365            588,353

     Diluted average
       shares outstanding      11,792,225          6,875,349

Note 6 - Stock Based Compensation

          The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The list of assumptions used for the Black-Scholes option pricing model is presented below with numbers shown for the most recent grant:

                                December 31, 2008
Expected term in years             3 years
Risk-free interest rate            3.29%
Expected volatility               40.12%
Expected dividend yield            0.00%

     The expected volatility was determined with reference to the historical volatility of the
Company's stock. The expected term of options granted represents the period of time for which the options have been granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

     During the three months ended December 31, 2008, 55,000 stock options were granted at prices ranging from $1.54 to $1.73 per share and 13,000 stock options were exercised. The granted stock options cannot be exercised until 2010, therefore the stock-based compensation expense totaling $12,082 will be recognized at that time if they become exercisable. The 13,000 options exercised had an exercise price of $0.85 per share with $11,050 paid in cash. For three months ended December 31, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to -0-. At December 31, 2008, there was approximately $30,125 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan. The Company cancelled 147,000 options during the three months ended December 31, 2008. Compensation expense relating to non-employee stock options granted during the three months ended December 31, 2008 were $-0-.

Note 7   Material Subsequent Events

     NONE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Company's Form 10-KSB for the fiscal year ending September 30, 2008.

General Business Overview

This is the second quarter of results after Dynasil Corporation of America ("Dynasil", the "Company" or "we"), acquired the stock of Radiation Monitoring Devices, Inc. ("RMD Research") and specific assets of RMD Instruments, LLC ("RMD Instruments") on July 1, 2008, which are advanced instruments and research companies located in Watertown, MA. RMD Instruments and RMD Research are referred to, together, in this Report as "RMD". Revenues for the first quarter of fiscal year 2009 which ended December 31, 2008 were $8,767,275, an increase of 211% over revenues of $2,814,907 for the quarter ended December 31, 2007. Income from Operations for the quarter was $657,370, an increase of 180% over Income from Operations of $234,479 for the quarter ended December 31, 2007. Net income for the quarter was $355,639 or $0.02 per share, compared with a net income of $190,286, or $0.03 per share, for the quarter ended December 31, 2007. Net Operating Loss carry forwards for federal taxes were exhausted during fiscal year 2008 so first quarter net income was impacted by increased federal taxation as well as higher interest costs which are primarily related to the RMD acquisition.

Results of Operations

     Revenues for the three months ended December 31, 2008 were $8,767,275, an increase of 211%, over revenues of $2,814,907 for the quarter ended December 31, 2007. The revenue increase came largely from the acquisition of RMD. RMD Research's revenues were strong for the quarter while commercial revenues at all locations were down from the previous year. Dynasil management believes that the revenue reductions were primarily due to the worldwide economic slowdown including inventory reductions by some of our commercial customers. We believe inventory reductions will have a smaller impact during the second quarter. However, Dynasil management expects that the second quarter will continue the first quarter pattern of reduced commercial revenues and strong contract research revenues. Management has increased new product and new customer sales efforts with a view to offsetting the anticipated reduced level of product shipments to historical customers.

     Cost of sales for the three months ended December 31, 2008 was $5,527,568 or 63.0% of sales, an improvement of 4.2 percentage points from the three months ended December 31, 2007 of $1,892,331, or 67.2% of sales. The largest driver of the cost of sales increase was the addition of RMD.

     Gross profit for the three months ended December 31, 2008, was $3,239,707, or 37.0% of sales, a 251% increase from
$922,576, or 32.8% of sales for the three months ended December 31, 2007. The improved margins were due in part to the reduction of manufacturing staffing during the quarter due to the revenue decrease and steps taken to reduce material costs and improve productivity.

     Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2008, were $2,582,337 or 29.5% of sales, an increase of 5.1 percentage points from the three months ended December 31, 2007 of $688,097 or 24.4% of sales. The changes in SG&A expenses and percentages resulted primarily from the addition of RMD. Personnel reductions were completed at several locations to reduce administrative costs while maintaining or increasing selling activities.

     Income from Operations for the three months ended
December 31, 2008 was $657,370, an increase of 180% over Income from Operations of $234,479 for the quarter ended
December 31, 2007. Income from Operations increased a lower percentage than revenues since the profitability of contract research is lower than our normal commercial profitability.

     Net interest expense for the three months ended December 31, 2008, was $186,797, compared to $33,523 for the three months ended December 31, 2007. The increase in combined interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the RMD acquisition.

     Net income for the three months ended December 31, 2008, was $355,639 or $0.02 in basic earnings per share, which is up $165,353 from net income for the three months ended December 31 2007, of $190,286, or $.03 in basic earnings per share. When compared to the quarter ended December 31, 2007, net income was impacted by increased federal taxation, higher interest costs primarily related to the RMD acquisition and the impact of general economic conditions.

     The Company had a $114,934 provision for income taxes for the quarter ended December 31, 2008 and a $10,670
provision for the quarter ended December 31, 2007.   Most
federal and New Jersey state taxes for the quarter ending December 31, 2007 were offset by utilization of net operating loss carry-forwards. As of September 30, 2008, Dynasil had no further net operating loss carry-forwards to offset future taxable income for federal tax purposes. The Company had approximately $816,720 of net operating loss carry-forwards as of September 30, 2008 to offset certain future New Jersey and New York state taxable income, expiring in various years through 2013.

Liquidity and Capital Resources

     Cash decreased by $1,667,018 for the three months ended
December 31, 2008.   The primary sources of cash were net
income of $355,639, depreciation and amortization expenses that aggregated $246,058, and reduced inventories of $445,327. The primary uses of cash were increased accounts receivables of $1,452,702, payments on long term debt of $486,929, payments aggregating $400,366 to pay all line of credits down to a zero balance, and purchases of machinery and equipment of $147,648. The accounts receivable increase came primarily from RMD Research and additional resources are being deployed to improve that process.

     Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. As of December 31, 2008, the Company had cash of $2,215,937 and available bank line of credit borrowings of $1,215,000. Improvements to the accounts receivable processes for RMD Research are expected to recoup a portion of the cash used for working capital during the first quarter of fiscal year 2009 and management has increased its focus on working capital. The Company has a $2 million note to RMD Instruments, LLC which is scheduled to be repaid in a balloon repayment by October 1, 2009. The Company expects to refinance that note in advance of its due date but the financing markets remain in a difficult situation. Therefore, the Company may not be able to refinance that loan. There are currently no plans for any major capital expenditures in the next six to nine months, except for a $125,000 investment to complete upgrades to manufacturing capabilities at Optometrics. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.
Acquisitions

     We continue to execute our strategy of significant growth through acquisitions as well as organic growth and effective execution in our businesses. The acquisition of RMD on July 1, 2008 had a transformational impact on Dynasil with a tripling of revenues as well as significantly increasing our technical capabilities and intellectual property. In the short term, management's primary focus is to maximize value from RMD including identifying RMD technology which can drive
Dynasil's growth. We remain active in screening potential acquisition candidates and expect to increase our activity level during the second half of fiscal year 2009 after the completion of certain RMD initiatives.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2008. We have not adopted any accounting policies since September 30, 2008 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 as well as the notes in this Form 10-Q.

     The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

     Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers' instructions, the sales price is fixed and determinable, and collections are reasonably assured. Revenues from research and development activities consist of up-front fees, research and development funding and milestone payments. Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements. Billings in Excess of Costs relates to research and development contracts and consists of billings at provisional contract rates less actual costs plus fees.

Research and Development Costs

    Research and development ("R&D") costs are expensed as incurred. Equipment purchased with alternative future benefit in R&D activities is capitalized and resulting depreciation is recorded as R&D expense. Additionally, R&D costs include employee salaries directly related to R&D efforts and all other costs directly allocable to R&D efforts, including equipment for which there is no alternative use.

Valuation of Long-Lived Assets

     We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that a portion of our long-lived assets is impaired. Such a determination could result in non-cash charges to income that could materially and adversely affect the Company's financial position or results of operations for that period.

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

Valuation of Deferred Tax Assets

     We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company believes that these carry forwards will be realized.

Valuation of Intangible Assets

     The SFAS 142 accounting standard requires the valuation of intangible assets after an acquisition for financial statement purposes. Arriving at these valuations can be a complicated and uncertain process which requires significant judgments to be made. The Company now has significant goodwill and other intangible assets from the RMD acquisition that have had a material impact on our financial statements. These intangible assets will require annual testing for impairment which will involve significant management estimates.

Stock-Based Compensation

     Effective October 1, 2006, we adopted SFAS 123(R), "Accounting for Stock Based Compensation." As a result, compensation costs are now recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense when vested based on the estimated fair value, at grant date, determined using the Black-Scholes option pricing model.

Recently Issued Accounting Standards

     In December 2007, the FASB issued SFAS No. 141 (revised) ("SFAS 141(R)"), "Business Combinations." The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

Forward-Looking Statements

     The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, certain statements found under the captions "General Business Overview," "Results of Operations," "Acquisitions," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Annual Report on Form 10-KSB and this 10-Q report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    Quantitative and Qualitative Disclosures About
Market Risk.

     Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4T    Controls and Procedures

     As required by Rule 13a-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by the report and have determined that such disclosure controls and procedures are effective.
     There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.
     Because RMD Research and RMD Instruments were acquired by the company on July 1, 2008, they were not required to be included in management's assessment of internal control over financial reporting for the quarter ending 12-31-08 and therefore, management excluded them from its assessment.

PART II

OTHER INFORMATION
------------------

ITEM 1    Legal Proceedings

     NONE

ITEM 2    Unregistered Sales of Equity Securities and Use of
Proceeds

     NONE

ITEM 3    Defaults Upon Senior Securities

     NONE

ITEM 4    Submission of Matters to a Vote of Security Holders

     Dynasil's annual meeting of stockholders was held on February 3, 2009. At the meeting there were 10,203,806 shares present by Proxy and by shareholders in person, or a total of 89.9% of shares eligible to vote, so a quorum was present. The four current Directors, James Saltzman, Craig Dunham, Cecil Ursprung and Peter Sulick, were reelected.
Each Director received 10,158,812 shares voted for and, respectively, 9,921, 12,021, 10,161, and 10,161 shares withheld. The stockholders also approved a proposal to amend the 1999 Stock Incentive Plan to increase the authorized number of shares that may be issued under that Plan from 2,250,000 shares to 3,750,000 shares by a vote of 8,228,995 in favor and 8,110 shares cast against, with no abstentions. The stockholders also approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized number of common shares to 40,000,000 and the authorized number of preferred shares to 15,000,000 by a vote of 8,222,755 in favor and 14,350 shares cast against, with no abstentions. The stockholders also ratified the appointment of Haefele, Flanagan & Company p.c. as the Company's independent public accountants for the 2009 fiscal year by a vote of 10,158,572 shares in favor, 3,210 shares against and 6,951 shares abstaining.

ITEM 5    Other Information

      NONE

ITEM 6    Exhibits

     (a) Exhibits and index of Exhibits

        31.1(a) and (b) Rule 13a-14(a)/15d-14(a)
        Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Section 1350 Certification pursuant to Section
        906 of the Sarbanes-Oxley Act of
        2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

        99.1 Press release, dated February 17, 2009 issued by
        Dynasil Corporation of America
        announcing its financial results for the first quarter ending December 31, 2007.

     (b) Reports on Form 8-K

        On October 6, 2008, a current report on Form 8-K for
        Items 1.01, 2.03, 5.02, and 8.01
        providing a business update to shareholders and disclosing a new financing agreement.

        On December 15, 2008, a current report on Form 8-K for Item 5.02 reporting that
        Dynasil had named Mr. Paul Weaver of Moorestown, NJ as Chief Financial Officer of Dynasil.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham            DATED: February 17, 2009
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Paul J. Weaver               DATED: February 17, 2009
  ---------------------------------   --------------------
         Paul J. Weaver,
         Chief Financial Officer