Form 10-Q
period 2009-03-31
DYNASIL CORP OF AMERICA
filed 2009-05-15
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-Q
(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

    Commission file number        000-27503
                             ____________________

                      DYNASIL CORPORATION OF AMERICA
-------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days)  XX Yes     No
                                                  ----    ----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
     Large accelerated filer                  Accelerated filer
                             ------                              -----
     Non-accelerated filer                Smaller reporting company  XX
                             ------                                 -----
Indicate by check mark whether the registrant is a shell company
    Yes    XX No
   ----    -----

The Company had 11,371,933 shares of common stock, par value $.0005 per share, outstanding as of May 8, 2009.

                   DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                      INDEX

PAGE
PART 1.   FINANCIAL INFORMATION                                         3


  Item 1.   Financial Statements

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009
             AND SEPTEMBER 30, 2008                                     3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008               5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2009 AND 2008                       6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7


   Item 2.   Management's Discussion and Analysis of Financial         10
             Condition and Results of Operations.

   Item 3.   Quantitative and Qualitative Disclosures About            14
             Market Risk

   Item 4T.   Controls and Procedures                                  14


PART II.  OTHER INFORMATION                                            14

   Item 1.   Legal Proceedings                                         14

   Item 2.   Unregistered Sales of Equity Securities and Use           14
             of Proceeds

   Item 3.   Defaults Upon Senior Securities                           14

   Item 4.   Submission of Matters to a Vote of Security Holders       14

   Item 5.   Other Information                                         15

   Item 6.   Exhibits                                                  15

      Signatures                                                       16

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                             March 31     September 30
                                                               2009           2008
                                                           (Unaudited)
                                                           ----------      ----------
Current assets
   Cash and cash equivalents                             $  1,439,157     $ 3,882,955
   Accounts receivable, net of allowance for doubtful
     accounts of $66,733 and $70,165 and sales
     returns of $21,758 and $8,200 for
     March 31, 2009 and
     September 30, 2008, respectively                       5,266,640       3,390,703
   Inventories                                              2,472,545       2,909,730
   Deferred tax asset                                         233,500         233,500
   Prepaid expenses and other current assets                  378,775         259,896
                                                           ----------      ----------
        Total current assets                                9,790,617      10,676,784

Property, Plant and Equipment, net                          2,701,044       2,694,290
Other Assets
   Intangibles, net                                         7,499,645       7,767,258
   Goodwill                                                11,054,396      11,054,396
   Deferred financing costs, net                               69,752          81,136
   Other assets                                                 3,091           8,360
                                                            ----------     ----------
        Total other assets                                 21,327,928      18,911,150
                                                           ----------      ----------
        Total Assets                                      $31,118,545     $32,282,224
                                                           ==========      ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short Term Note Payable                                 $   32,451      $  490,117
   Current portion of long term debt                        1,695,296       1,649,101
   Accounts payable                                           539,561       1,026,675
   Billings in excess of cost                                 396,957         216,946
   Accrued expenses and other current liabilities           1,299,563       1,440,222
                                                           ----------      ----------
        Total current liabilities                           3,963,828       4,823,061

Long-term Liabilities
   Long-term debt, net                                      7,264,698      8,178,420
   Note payable to related party                            2,000,000      2,000,000
                                                           ----------      ----------
   Total long-term liabilities                              9,264,698     10,178,420

Stockholders' Equity
   Common Stock, $.0005 par value, 40,000,000 shares
    authorized, 12,177,655 and 12,142,849 shares issued,
    11,367,495 and 11,332,689 shares outstanding                6,089           6,072


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)


  Preferred Stock, $.001 par value, 15,000,000
    Shares authorized, 5,966,000 shares                         5,966           5,966
    issued and outstanding for March 31, 2009 and
    September 30, 2008, 10% cumulative,
    convertible

   Additional paid in capital                              16,263,106      16,122,185
   Retained earnings                                        2,601,200       2,132,862
                                                           ----------      ----------
                                                           18,876,361      18,267,085
   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                         17,890,019      17,280,743
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity        $31,118,545     $32,282,224
                                                           ==========      ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                        Three Months Ended        Six Months Ended
                                             March 31                  March 31
                                          2009        2008         2009        2008
                                       ----------   --------     ----------   ---------
Net sales                            $8,602,885  $3,045,974     $17,370,161  $5,860,880
Cost of sales                         4,901,999   2,070,418      10,579,537   3,971,438
                                      ----------   ---------     ----------   ----------
Gross profit                          3,700,886     975,556       6,790,624   1,889,442
Selling, general and administrative
        expenses                      2,945,625     777,348       5,377,993    1,456,756
                                      ----------   ---------     ----------   ----------
Income from operations                  755,261     198,208       1,412,631     432,686
Interest expense, net                   219,861      42,062         406,658      75,584
                                      ----------   ---------     ----------   ---------
Income before income taxes              535,400     156,146       1,005,973     357,102
Income taxes                            131,266      10,170         246,198      20,840
                                      ----------   ---------     ----------   ---------
Net income                             $404,134    $145,976         759,775    $336,262
                                      ==========   =========     ==========   ==========


Basic net income per common share        $0.02       $0.02           $0.04       $0.05
Diluted net income per common share      $0.02       $0.02           $0.04       $0.04


Weighted average shares outstanding
      Basic                          11,367,008   6,736,852      11,358,143   6,467,518
      Diluted                        12,345,107   7,789,233      12,336,162   7,519,899


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Six Months Ended
                                                                       March 31
                                                                 2009             2008
                                                              ----------       -----------
Cash flows from operating activities:
Net income                                                    $ 759,775         $ 336,262
Adjustments to reconcile net income to net cash used
    in operating activities:
       Provision for doubtful accounts and sales returns        (11,632)          (12,300)
       Depreciation and amortization                            489,443           189,195
       Stock Based Compensation                                  53,875             9,620
      (Increase) decrease in:
          Accounts receivable                                (1,864,300)         (178,770)
          Inventories                                           437,185            42,153
          Prepaid expenses and other current assets            (113,610)          (93,638)
      (Decrease) increase in:
          Accounts payable and accrued expenses                (445,475)         (318,543)
                                                              -----------       ----------
Net cash used in operating activities                          (694,739)         (26,021)
                                                              -----------       ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                 (218,678)        (101,354)
     Cash paid for acquisition of POC                               -0-          (250,000)
     Acquisition costs                                              -0-           (92,851)
                                                              -----------       ----------
     Net cash used in investing activities                      (218,678)         (444,205)
                                                              -----------       ----------
Cash flows from financing activities
     Issuance of common stock                                    86,792           152,036
     Proceeds (payments) short-term debt                       (431,044)          448,902
     Payments on long-term debt                                (894,148)          (73,195)
     Deferred financing costs                                     6,139               -0-
     Preferred stock dividends paid                            (298,300)          (35,500)
                                                              -----------       ----------
Net cash provided by (used in) financing activities          (1,530,381)          492,243
                                                              -----------       ----------
Net decrease in cash and cash equivalents                    (2,443,798)           22,017
Cash and cash equivalents, beginning                          3,882,955           496,948
                                                             -----------        ----------
Cash and cash equivalents, ending                            $1,439,157         $ 518,965
                                                             ===========        ==========

                                              6

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2008 was audited and appears in the form 10 KSB previously filed by the company. The consolidated balance sheet as of March 31, 2009 and the consolidated statements of operations for the three and six months ended March 31, 2009 and 2008 and cash flows for the six months ended March 31, 2009 and 2008, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2009 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2   Business Acquisition

     On July 1, 2008, the Company completed its acquisition of all the outstanding capital stock of RMD Research and the specific assets and liabilities of RMD Instruments in transactions that were accounted for as a purchase. The following is the proforma statement of operations for the 6 months ended March 31, 2008, assuming the transaction had been consummated at the beginning of the year ended September 30, 2007.

     Dynasil Corporation of America and Subsidiaries
     Pro Forma Statement of Operations
     6 months Ended March 31, 2008

          Net Sales                                                $17,042,777
          Cost of Sales                                              9,550,834
                                                                     ----------
          Gross Profit                                               7,491,943
          Selling, general and administrative expenses               6,174,719
                                                                     ----------
          Income from operations                                     1,317,224
          Interest (expense), income net                              (392,877)
                                                                     ----------
          Income before income taxes                                   924,347
          Income tax (expense)                                        (214,538)
                                                                     ----------
          Net income                                                   709,809
                                                                      =========
          Basic net income per common share                               0.04
          Diluted net income per common share                             0.04

Note 3 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                               March 31, 2008      September 30, 2008
                             -----------------      ------------------
        Raw Materials               $1,717,240           $2,110,138
        Work-in-Process                428,201              467,590
        Finished Goods                 327,104              332,002
                             -----------------      ------------------
                                    $2,472,545           $2,909,730
                             =================      ==================

Note 4   Billings in Excess of Costs

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

     For purposes of computing diluted earnings per share, 978,019 and 1,052,381 common share equivalents were assumed to be outstanding for the periods ended March 31, 2009 and 2008 respectively. The effect of assumed conversion of the Series C Preferred Stock into 2,102,400 common shares, as well as certain stock options, was antidilutive and therefore excluded from the computations. The computation of basic and diluted net income per common share is as follows:

    Calculation of Net Income for Basic Earnings per Share

                                                Mar 31, 2009      Mar 31, 2008
                                                ------------      ------------
    Net income                                   $ 759,775        $ 336,261

    Less:  Preferred stock dividends             $(298,300)        ( 35,500)
                                                 ---------       -----------
    Net Income allocable to common shareholders  $ 461,475        $ 300,762


    Calculation of Net Income for Diluted Earnings per Share

                                               Mar 31, 2009      Mar 31, 2008
                                               ------------      ------------
    Net income                                   $ 759,775        $ 336,261

    Less:  Preferred stock dividends             $(262,800)             -0-
                                                 ---------       -----------
    Net Income for Dilutive Earnings per Share   $ 496,975        $ 336,261

                                               Mar 31, 2009      Mar 31, 2008
                                               ------------      ------------
Weighted average shares outstanding
     Basic                                    11,358,143       6,467,518
     Effect of dilutive securities
       Stock Options                              33,719         108,081
       Stock Warrants                                -0-            -0-
       Convertible Preferred Stock               944,300         944,300
                                              ----------       ---------

     Diluted average shares outstanding       12,336,162       7,519,899

Note 6 - Stock Based Compensation

     The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The list of assumptions used for the Black-Scholes option pricing model is presented below with numbers shown for the most recent grant:

                                March 31, 2009
Expected term in years             3 years
Risk-free interest rate            3.93%
Expected volatility               45.21%
Expected dividend yield            0.00%

     The expected volatility was determined with reference to the historical volatility of the Company's stock. The expected term of options granted represents the period of time for which the options have been granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

     During the three months ended March 31, 2009, 290,246 stock options were granted at $1.58 per share and no stock options were exercised. For three months ended March 31, 2009, total stock-based compensation charged to operations amounted to $25,625. At March 31, 2009, there was approximately $30,125 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan. During the six months ended March 31, 2009, 345,246 stock options were granted at prices ranging from $1.54 to $1.73 per share and 13,000 stock options were exercised. Of the granted stock options, 55,000 cannot be exercised until 2010, therefore the stock-based compensation expense totaling $12,082 will be recognized at that time if they become exercisable. The 13,000 options exercised had an exercise price of $0.85 per share with $11,050 paid in cash. For six months ended March 31, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $53,875. The Company cancelled 147,000 options during the six months ended March 31, 2009.

Note 7   Material Subsequent Events

     On September 30, 2008, Dynasil entered into a note payable to RMD Instruments, LLC in which the former owners of RMD and current officers of RMD have a financial interest. The loan is in the amount of $2,000,000 and carried interest at the rate of 8.0% per annum. The loan is for working capital. The loan has a balloon payment of all principal which was originally scheduled for March 31, 2009 and on December 19, 2008 the maturity date was extended to October 1, 2009. On May 11, 2009, the maturity date was further extended to October 1, 2010, and the interest rate was increased to 9% per annum, effective October 1, 2009.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Company's Form 10-KSB for the fiscal year ending September 30, 2008.

General Business Overview

     This is the third quarter of results after Dynasil Corporation of America ("Dynasil", the "Company" or "we"), acquired the stock of Radiation Monitoring Devices, Inc. ("RMD Research") and specific assets of RMD Instruments, LLC ("RMD Instruments") on July 1, 2008, which are advanced instruments and research companies located in Watertown, MA.
RMD Instruments and RMD Research are referred to, together, in this Report as "RMD". Revenues for the second quarter of fiscal year 2009 which ended March 31, 2009 were $8,602,885, an increase of 182% over revenues of $3,045,974 for the quarter ended March 31, 2008. Income from Operations for the quarter was $755,261, an increase of 281% over Income from Operations of $198,208 for the quarter ended March 31, 2008. Net income for the quarter was $404,134 or $0.02 per share, compared with a net income of $145,976, or $0.02 per share, for the quarter ended March 31, 2008. Net Operating Loss carry forwards for federal taxes were exhausted during fiscal year 2008 so second quarter net income was impacted by increased federal taxation as well as higher interest costs which are primarily related to the RMD acquisition. Year to date revenues of $17.4 million are up 196% versus last year, year to date income from operations of $1.4 million is 229% above last year's $432,685 and year to date net profit of $759,775 is up 126% versus the six months ended March 31, 2008.

Results of Operations

     Revenues for the three months ended March 31, 2009 were $8,602,885, an increase of 182%, over revenues of $3,045,974 for the quarter ended March 31, 2008. Revenues for the six months ended March 31, 2009 were $17,370,161, an increase of 196% over revenues of $5,860,880 for the six months ended March 31, 2008. The revenue increase came largely from the acquisition of RMD. RMD Research's revenues were strong for the quarter while commercial revenues at all locations were down from the prior year comparable quarter. Dynasil management believes that the revenue reductions were primarily due to the worldwide economic slowdown. Dynasil management expects that the third quarter will continue the second quarter pattern of reduced commercial revenues and strong contract research revenues. Management has increased new product and new customer sales efforts with a view to offsetting the anticipated reduced level of product shipments to existing customers.

     Cost of sales for the three months ended March 31, 2009 was $4,901,999 or 57.0% of sales, an improvement of 11 percentage points from the three months ended March 31, 2008 of $2,070,418, or 68% of sales. Cost of sales for the six months ended March 31, 2009 was $10,579,537 or 60.9% of sales, an improvement of 6.9 percentage points from the six months ended March 31, 2008 of $3,971,438 or 67.8% of sales. The largest driver of the cost of sales increase was the addition of RMD.

     Gross profit for the three months ended March 31, 2009, was $3,700,886, or 43.0% of sales, a 279% increase from $975,556 or 32% of sales for the three months ended March 31, 2008. Gross profit for the six months ended March 31, 2009 was $6,790,624, or 39.1% of sales, an increase of 260% over the six months ended March 31, 2008 of $1,889,442 or 32.2% of sales. The improved margins were due primarily to the RMD acquisition and also steps taken to reduce material costs and improve productivity.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2009, were $2,945,625 or 34.2% of sales, an increase of 8.7 percentage points from the three months ended March 31, 2008 of $777,348 or 25.5% of sales. SG&A expenses for the six months ended March 31, 2009 were $5,377,993 or 31.0% of sales, an increase of
6.1 percentage points from the six months ended March 31, 2008 of $1,456,756 or 24.9% of sales. The changes in SG&A expenses and percentages resulted primarily from the addition of RMD. Personnel reductions were completed at several locations to reduce administrative costs while maintaining or increasing selling activities.

     Income from Operations for the three months ended March 31, 2009 was $755,261, an increase of 281% over Income from Operations of $198,208 for the quarter ended March 31, 2008. Income from Operations for the six months ended March 31, 2009 was $1,412,631, an increase of 226% over Income from Operations for the six months ended March 31, 2008 of $432,686. Income from Operations increased at a lower rate than revenues since the profitability of contract research is lower than our normal commercial profitability.

     Net interest expense for the three months ended March 31, 2009 was $219,861, compared to $42,062 for the three months ended March 31, 2008. Net interest expense for the six months ended March 31, 2009 was $406,658, compared to $75,584 for the six months ended March 31, 2008. The increase in combined interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the RMD acquisition.

     Net income for the three months ended March 31, 2009, was $404,134 or $0.02 in basic earnings per share, which is up $258,158 from net income for the three months ended March 31, 2008, of $145,976, or $.02 in basic earnings per share. Net income for the six months ended March 31, 2009 was $759,775, or $.04 in basic earnings per share, which is up 126% from net income for the six months ended March 31, 2008, of $336,262 or $.05 in basic earnings per share. When compared to the quarter ended March 31, 2008, net income was impacted primarily by increased revenue from the RMD acquisition partly offset by increased federal taxation, and higher interest costs related to the RMD acquisition.

     The Company had a $131,266 provision for income taxes for the quarter ended March 31, 2009 and a $10,170 provision for the quarter ended March 31, 2008. The Company had a $246,198 provision for income taxes for the six months ended March 31, 2009, and a $20,840 provision for the six months ended March 31, 2008. Most federal and New Jersey state taxes for the quarter and six months ending March 31, 2008 were offset by utilization of net operating loss carry-forwards. As of September 30, 2008, Dynasil had no further net operating loss carry-forwards to offset future taxable income for federal tax purposes. The Company had approximately $816,720 of net operating loss carry-forwards as of September 30, 2008 available to offset certain future New Jersey and New York state taxable income that expire in various years through 2013.

Liquidity and Capital Resources

     Cash decreased by $2,443,798 for the six months ended March 31, 2009. The primary sources of cash were net income of $759,775, depreciation and amortization expenses that aggregated $489,443, and reduced inventories of $437,185. The primary uses of cash were increased accounts receivables of $1,864,300, payments on long term debt of $894,148, payments aggregating $400,366 to pay down all lines of credit down to a zero balance, and purchases of machinery and equipment of $218,682. The accounts receivable increase came primarily from RMD where additional resources are being deployed to quickly improve that process.
                                            11

     Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit facilities, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. As of March 31, 2009, the Company had cash of $1,439,157 and available bank line of credit borrowings of $1,215,000. Improvements to the accounts receivable processes for RMD are expected to recoup a portion of the cash used for working capital during the first 2 quarters of fiscal year 2009 and management has increased its focus on overall working capital. There are currently no plans for any major capital expenditures in the next six to nine months, except for a $75,000 investment to complete upgrades to manufacturing capabilities at Optometrics. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

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

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2008. We have not adopted any accounting policies since September 30, 2008 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 as well as the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Valuation of Long-Lived Assets

     We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that a portion of the value of our long-lived assets is impaired. Such a determination could result in non-cash charges to income that could materially and adversely affect the Company's financial position or results of operations for the applicable financial reporting period.

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

Valuation of Deferred Tax Assets

     We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company believes that its remaining carry forwards will be realized.

Valuation of Intangible Assets

     The SFAS 142 accounting standard requires the valuation of intangible assets after an acquisition for financial statement purposes. Arriving at these valuations can be a complicated and uncertain process which requires significant judgments to be made. The Company now has significant goodwill and other intangible assets from the RMD acquisition that have had a material impact on our financial statements. These intangible assets will require annual testing for impairment which will involve significant management estimates. Due to recent economic conditions, management will test for goodwill impairment during Quarter 3, but no impairment is anticipated.

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

     There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting. Because RMD Research and RMD Instruments were acquired by the company on July 1, 2008, they were not required to be included in management's assessment of internal control over financial reporting for the quarter ending 03-31-09 and therefore, management excluded them from its assessment.


PART II

OTHER INFORMATION
------------------

ITEM 1    Legal Proceedings

     NONE

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

     NONE

ITEM 3    Defaults Upon Senior Securities

     NONE

ITEM 4    Submission of Matters to a Vote of Security Holders

     NONE

ITEM 5    Other Information

     NONE

ITEM 6    Exhibits

     (a) Exhibits and index of Exhibits

       3.1 Amendment to the Certificate of Incorporation filed on March 3, 2009

       10.1 Amendment to RMD Instruments' Note.

       31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

        32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

        99.1 Press release, dated May 14, 2009 issued by Dynasil
         Corporation of America
         announcing its financial results for the second quarter ending March 31, 2009.


     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham             DATED: May 14, 2009
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Paul J. Weaver               DATED: May 14, 2009
  ---------------------------------   --------------------
         Paul J. Weaver,
         Chief Financial Officer