Form 10-Q
period 2009-06-30
DYNASIL CORP OF AMERICA
filed 2009-08-12
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-Q
(Mark One)

XX  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
--- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
      Large accelerated filer                  Accelerated filer
                              ------                              -----
      Non-accelerated filer                    Smaller reporting company   XX
                              ------                                      ------
Indicate by check mark whether the registrant is a shell company
Yes XX    No
----    -----


The Company had 11,377,325 shares of common stock, par value $.0005 per share, outstanding as of August 5, 2009.

                   DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                      INDEX
                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                         3


  Item 1.   Financial Statements

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009
             AND SEPTEMBER 30, 2008                                     3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008               5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED JUNE 30, 2009 AND 2008                        6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7


   Item 2.   Management's Discussion and Analysis of Financial         10
             Condition and Results of Operations.

   Item 3.   Quantitative and Qualitative Disclosures About            15
             Market Risk

   Item 4T.   Controls and Procedures                                  15


PART II.  OTHER INFORMATION                                            16

   Item 1.   Legal Proceedings                                         16

   Item 2.   Unregistered Sales of Equity Securities and Use           16
             of Proceeds

   Item 3.   Defaults Upon Senior Securities                           16

   Item 4.   Submission of Matters to a Vote of Security Holders       16

   Item 5.   Other Information                                         16

   Item 6.   Exhibits                                                  16

      Signatures                                                       17

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                             June 30    September 30
                                                               2009         2008
                                                           (Unaudited)
                                                           ----------   ----------
Current assets
   Cash and cash equivalents                             $  3,196,064   $3,882,955
   Accounts receivable, net of allowance for doubtful
     accounts of $25,870 and $70,165 and sales
     returns of $4,177 and $8,200 for
     June 30, 2009 and
     September 30, 2008, respectively                       3,813,386   3,390,703
   Inventories                                              2,503,135   2,909,730
   Deferred tax asset                                         233,500     233,500
   Prepaid expenses and other current assets                  294,220     259,896
                                                           ----------   ----------
        Total current assets                               10,040,305  10,676,784

Property, Plant and Equipment, net                          2,669,597   2,694,290
Other Assets
   Intangibles, net                                         7,365,840   7,767,258
   Goodwill                                                11,054,396  11,054,396
   Deferred financing costs, net                               65,615      81,136
   Other assets                                                 3,091       8,360
                                                           ----------  ----------
        Total other assets                                 18,488,942  18,911,150
                                                           ----------  ----------
        Total Assets                                      $31,198,844 $32,282,224
                                                           ==========  ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short Term Note Payable                                $       -0-  $  490,117
   Current portion of long term debt                        1,706,605   1,649,101
   Accounts payable                                           922,829   1,026,675
   Billings in excess of costs                                    -0-     216,946
   Accrued expenses and other current liabilities           1,568,354   1,440,222
                                                           ----------  ----------
        Total current liabilities                           4,197,788   4,823,061

Long-term Liabilities
   Long-term debt, net                                      6,844,976   8,178,420
   Note payable to related party                            2,000,000   2,000,000
                                                           ----------   ----------
   Total long-term liabilities                              8,844,976  10,178,420

Stockholders' Equity
   Common Stock, $.0005 par value, 40,000,000 shares
    authorized, 12,182,093 and 12,142,849 shares issued,
    11,371,933 and 11,332,689 shares outstanding               6,091        6,072



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)


  Preferred Stock, $.001 par value, 15,000,000
    Shares authorized, 5,966,000 shares                         5,966       5,966
    issued and outstanding for June 30, 2009 and
    September 30, 2008, 10% cumulative,
    convertible

   Additional paid in capital                              16,284,946  16,122,185
   Retained earnings                                        2,845,419   2,132,862
                                                           ----------  ----------
                                                           19,142,422  18,267,085
   Less 810,160 shares in treasury - at cost                 (986,342)   (986,342)
                                                           ----------  ----------
        Total stockholders' equity                         18,156,080  17,280,743
                                                           ----------  ----------
        Total Liabilities and Stockholders' Equity        $31,198,844 $32,282,224
                                                           ==========  ==========


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                         Three Months Ended        Nine Months Ended
                                              June 30                  June 30
                                          2009        2008         2009        2008
                                       ----------   --------     ----------  ---------
Net sales                            $8,512,892  $2,676,263     $25,883,053  $8,537,144
Cost of sales                         4,860,590   1,972,006      15,440,128   6,097,322
                                      ----------   ---------     ----------  ----------
Gross profit                          3,652,302     704,257      10,442,925   2,439,822
Selling, general and administrative
        expenses                      2,957,111     598,483       8,335,105   1,901,361
                                      ----------   ---------     ----------  ----------
Income from operations                  695,191     105,774       2,107,820     538,461
Interest expense, net                   160,367      39,191         567,025     114,774
                                      ----------   ---------     ----------   ---------
Income before income taxes              534,824      66,583       1,540,795     423,687
Income taxes                            141,456      13,581         387,654      34,421
                                      ----------   ---------     ----------   ---------
Net income                             $393,368    $ 53,002      $1,153,141    $389,266
                                      ==========   =========     ==========  ==========


Basic net income per common share        $0.02       $0.01           $0.06        $0.05
Diluted net income per common share      $0.02       $0.00           $0.06        $0.05


Weighted average shares outstanding
      Basic                          11,371,933   6,743,853      11,362,745   6,559,629
      Diluted                        12,346,636   7,443,784      12,337,448   7,259,560



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Nine Months Ended
                                                                        June 30
                                                                 2009               2008
                                                              ----------         -----------
Cash flows from operating activities:
Net income                                                   $1,153,141           $ 389,266
Adjustments to reconcile net income to net cash used
    in operating activities:
       Provision for doubtful accounts and sales returns        (48,318)            (25,461)
       Depreciation and amortization                            732,725
288,036
       Stock Based Compensation                                  96,345              42,420
      (Increase) decrease in:
          Accounts receivable                                  (374,360)             (2,993)
          Inventories                                           406,595            (204,129)
          Prepaid expenses and other current assets             (34,324)            (72,342)
      (Decrease) increase in:
          Accounts payable and accrued expenses                (190,367)           (204,705)
                                                              -----------        ----------
Net cash provided by operating activities                     1,741,437             210,092
                                                              -----------        ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                (292,567)           (192,904)
     Cash paid for acquisition of POC                               -0-            (250,000)
     Acquisition costs                                              -0-            (164,953)
     Decrease in other assets                                      5,269              -0-
                                                              -----------        ----------
     Net cash used in investing activities                     (287,298)           (607,857)
                                                              -----------        ----------
Cash flows from financing activities
     Issuance of common stock                                    66,347             173,507
     Proceeds (payments) short-term debt                       (490,117)            248,200
     Payments on long-term debt                              (1,275,940)            (95,736)
     Deferred financing costs                                     6,130               -0-
     Preferred stock dividends paid                            (447,450)            (53,250)
                                                              -----------        ----------
Net cash provided by (used in) financing activities          (2,141,030)            272,721
                                                              -----------        ----------
Net decrease in cash and cash equivalents                      (686,891)           (125,044)
Cash and cash equivalents, beginning                          3,882,955             496,948
                                                             -----------         ----------
Cash and cash equivalents, ending                            $3,196,064           $ 371,904
                                                             ===========         ==========



DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of September 30, 2008 was audited and appears in the form 10-KSB previously filed by the company. The consolidated balance sheet as of June 30, 2009 and the consolidated statements of operations for the three months and nine months ended June 30, 2009 and 2008 and cash flows for the nine months ended June 30, 2009 and 2008, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2009 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Business Acquisition

     On July 1, 2008, the Company completed its acquisition of all the outstanding capital stock of RMD Research and the specific assets and liabilities of RMD Instruments in transactions that were accounted for as a purchase. The following is the proforma statement of operations for the 9 months ended June 30, 2008, assuming the transaction had been consummated at the beginning of the year ended September 30, 2007.

     Dynasil Corporation of America and Subsidiaries
     Pro Forma Statement of Operations
     9 months Ended June 30, 2008

          Net Sales                                         $25,795,335
          Cost of Sales                                      14,004,999
                                                            -----------
          Gross Profit                                       11,790,336
          Selling, general and administrative expenses        9,761,219
                                                             ----------

          Income from operations                              2,029,117
          Interest (expense), income net                       (590,714)
                                                              ---------

          Income before income taxes                          1,438,403
          Income tax (expense)                                 (351,807)
                                                             ----------
          Net income                                          1,086,596
                                                             ==========
          Basic net income per common share                       0.06
          Diluted net income per common share                     0.05

Note 3 - Inventories

     Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:
                                June 30, 2009      September 30, 2008
                             -----------------      ------------------
        Raw Materials               $1,814,525           $2,110,138
        Work-in-Process                375,715              467,590
        Finished Goods                 312,893              332,002
                             -----------------      ------------------
                                    $2,503,133           $2,909,730
                              =================      ==================

Note 4 - Billings in Excess of Costs

     Billings in Excess of Costs relates to research and development contracts and consists of billings at provisional contract rates less actual costs plus fees. The balance is zero at June 30, 2009 because actual costs are in line with provisional contract rates at that date.

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

     For purposes of computing diluted earnings per share, 974,703 and 699,931 common share equivalents were assumed to be outstanding for the periods ended June 30, 2009 and 2008 respectively. The effect of assumed conversion of the Series C Preferred Stock into 2,102,400 common shares, as well as certain stock options, was antidilutive and therefore excluded from the computations. The computation of basic and diluted net income per common share is as follows:

    Calculation of Net Income for Basic Earnings per Share

                                                June 30, 2009     June 30, 2008
                                                ------------      ------------
    Net income                                 $ 1,153,141        $ 389,266

    Less:  Preferred stock dividends             $(447,450)        ( 53,250)
                                                 ---------       -----------
    Net Income allocable to common shareholders  $ 705,691        $ 336,016


    Calculation of Net Income for Diluted Earnings per Share

                                               June 30, 2009     June 30, 2008
                                               ------------      ------------
    Net income                                 $ 1,153,141        $ 389,266

    Less:  Preferred stock dividends             $(394,200)             -0-
                                                 ---------       -----------
    Net Income for Dilutive Earnings per Share   $ 758,941        $ 389,266

                                               June 30, 2009     June 30, 2008
                                                ------------      ------------
Weighted average shares outstanding
     Basic                                    11,362,745       6,559,629
     Effect of dilutive securities
       Stock Options                              30,403          97,854
       Stock Warrants                                -0-            -0-
       Convertible Preferred Stock               944,300         602,077
                                              ----------       ---------
     Diluted average shares outstanding       12,337,448       7,259,560

Note 6 - Stock Based Compensation

     The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The list of assumptions used for the Black-Scholes option pricing model is presented below with numbers shown for the most recent grant:

                                June 30, 2009
Expected term in years             3 years
Risk-free interest rate            4.29%
Expected volatility               48.05%
Expected dividend yield            0.00%

     The expected volatility was determined with reference to the historical volatility of the Company's stock. The expected term of options granted represents the period of time for which the options have been granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

     During the three months ended June 30, 2009, 75,000 stock options were granted at $1.50 per share (valued at $16,470) and no stock options were exercised. For three months ended June 30, 2009, total stock-based compensation charged to operations amounted to $42,470. At June 30, 2009, there was approximately $30,125 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan. During the nine months ended June 30, 2009, 420,246 stock options were granted at prices ranging from $1.50 to $1.73 per share and 13,000 stock options were exercised. Of the granted stock options, 55,000 cannot be exercised until 2010, therefore the stock-based compensation expense totaling $12,082 will be recognized at that time if they become exercisable. The 13,000 stock options exercised had an exercise price of $.85 per share with $11,050 paid in cash. For the nine months ended June 30, 2009, total stock-based compensation charged to operations amounted to $96,345. The Company cancelled 147,000 options during the nine months ended June 30, 2009.

Note 7   Material Subsequent Events

     During July 2009, the Dynasil Board of Directors (the "Board") engaged an independent consulting firm to review Dynasil's directors' compensation program to the programs offered by comparable companies. That firm's analysis showed that Dynasil's overall directors' and committee chair compensation levels were moderately lower than comparable companies. In view of current economic conditions, the Board elected not to change its compensation programs in those areas. However, the firm's analysis of Dynasil's board chair compensation level indicated a significant shortfall relative to comparable companies. The firm's analysis concluded that current Dynasil Chairman, Mr. James Saltzman, provided services to Dynasil which warranted targeting the 75th percentile of market for similar sized public companies and that the comparable compensation for that level of services was approximately $80,000 per year. As a result, effective August 1, 2009, the Board increased the annual total directors' fees including fees for service as the board's chair for Mr. Saltzman from $45,000 to $80,000.

Also, in recognition that past director compensation paid to Mr. Saltzman has not adequately reflected the value to the Corporation of the services provided and responsibilities handled by Mr. Saltzman as Chairman of the Corporation, a one time equity grant of $85,000 was authorized. The $85,000 in equity has been paid through: (a) the issuance of 22,772 shares of the Corporation's common stock at a deemed issuance price of $1.16 (representing the average market price of shares of the Corporation's common stock during the previous ninety days) and (b) the grant of five year stock options to acquire an aggregate of 200,000 shares of the Corporation's common stock at an exercise price of $2.00 per share and which shall vest over a three year period.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Company's Form 10-KSB for the fiscal year ending September 30, 2008.

General Business Overview

     This is the fourth quarter of results after Dynasil Corporation of America ("Dynasil", the "Company" or "we"), acquired the stock of Radiation Monitoring Devices, Inc. ("RMD Research") and specific assets of RMD Instruments, LLC ("RMD Instruments") on July 1, 2008, which are advanced instruments and research companies located in Watertown, MA. RMD Instruments and RMD Research are referred to, together, in this Report as "RMD". Revenues for the third quarter of fiscal year 2009 which ended June 30, 2009 were $8,512,892, an increase of 218% over revenues of $2,676,263 for the quarter ended June 30, 2008. Income from Operations for the quarter was $695,191, an increase of 557% over Income from Operations of $105,774 for the quarter ended June 30, 2008. Net income for the quarter was $393,368 or $0.02 per share, compared with a net income of $53,002, or $0.01 per share, for the quarter ended June 30, 2008. Net Operating Loss carry forwards for federal taxes were exhausted during fiscal year 2008 so third quarter net income was impacted by increased federal taxation as well as higher interest costs which are primarily related to the RMD acquisition. Year to date revenues of $25,883,053 are up 203% versus last year's $8,537,144, year to date income from operations of $2,107,820 is 291% above last year's $538,461 and year to date net profit of $1,153,141 is up 196% versus $389,266 for the nine months ended June 30, 2008.

Results of Operations

     The revenue increases mentioned above came largely from the acquisition of RMD. RMD Research's revenues were strong for the quarter while commercial revenues at all locations were down from the prior year's comparable quarter. Dynasil management believes that the revenue reductions were primarily due to the worldwide economic slowdown. Dynasil management expects that the fourth quarter will continue the third quarter pattern of reduced commercial revenues and strong contract research revenues. Management has increased new product and new customer sales efforts with the goal of offsetting the anticipated reduced level of product shipments to existing customers. Management has also focused more resources towards the commercialization of products from RMD contract research.

     Cost of sales for the three months ended June 30, 2009 was $4,860,590 or 57.1% of sales, an improvement of 16.6 percentage points from the three months ended June 30, 2008 of $1,972,006, or 73.7% of sales. Cost of sales for the nine months ended June 30, 2009 was $15,440,128 or 59.6% of sales, an improvement of 11.8 percentage points from the nine months ended June 30, 2008 of $6,097,332 or 71.4% of sales. The largest driver of the cost of sales change was the addition of RMD.

     Gross profit for the three months ended June 30, 2009, was $3,652,302, or 42.9% of sales, a 419% increase from $704,257 or 26.3% of sales for the three months ended June 30, 2008. Gross profit for the nine months ended June 30, 2009 was $10,442,925, or 40.3% of sales, an increase of 328% over the nine months ended June 30, 2008 of $2,439,822 or 28.6% of sales. The improved margins were due primarily to the RMD acquisition. Steps taken to reduce material costs and improve productivity at all commercial units, along with moving to a 4 day work week for production personnel at 3 of our commercial units also contributed to improved margins.

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2009, were $2,957,111 or 34.7% of sales, an increase of
12.4 percentage points from the three months ended June 30, 2008 of $598,483 or 22.3% of sales. SG&A expenses for the nine months ended June 30, 2009 were $8,335,105 or 32.2% of sales, an increase of 10 percentage points from the nine months ended June 30, 2008 of $1,901,361 or 22.2% of sales. The changes in SG&A expenses and percentages resulted primarily from the addition of RMD. Personnel reductions at several locations and a 4 day work week for administrative staff at two locations also contributed to reduced administrative costs.

     Income from Operations for the three months ended June 30, 2009 was $695,191, an increase of 557% over Income from Operations of $105,774 for the quarter ended June 30, 2008. Income from Operations for the nine months ended June 30, 2009 was $2,107,820, an increase of 291% over Income from Operations for the nine months ended June 30, 2008 of $538,461. Again, the major driver behind the increase in income from operations was the RMD acquisition.

     Net interest expense for the three months ended June 30, 2009 was $160,367, compared to $39,191 for the three months ended June 30, 2008. Net interest expense for the nine months ended June 30, 2009 was $567,025, compared to $114,774 for the nine months ended June 30, 2008. The increase in net interest expense is primarily related to the additional interest resulting from the indebtedness incurred in connection with the RMD acquisition.

     Net income for the three months ended June 30, 2009, was $393,368 or $0.02 in basic earnings per share, which is up $340,366 from net income for the three months ended June 30, 2008, of $53,002, or $.01 in basic earnings per share. Net income for the nine months ended June 30, 2009 was $1,153,141, or $.07 in basic earnings per share, which is up 196% from net income for the nine months ended June 30, 2008, of $389,266 or $.05 in basic earnings per share. Compared to the quarter ended June 30, 2008, net income was impacted primarily by increased income resulting from the RMD acquisition partly offset by increased federal taxation, and higher interest costs related to the RMD acquisition.

     The Company had a $141,456 provision for income taxes for the quarter ended June 30, 2009 and a $13,581 provision for the quarter ended June 30, 2008. The Company had a $387,654 provision for income taxes for the nine months ended June 30, 2009, and a $34,421 provision for the nine months ended June 30, 2008. Most federal and New Jersey state taxes for the quarter and nine months ending June 30, 2008 were offset by utilization of net operating loss carry-forwards. As of September 30, 2008, Dynasil had no further net operating loss carry-forwards to offset future taxable income for federal tax purposes. The Company had approximately $816,720 of net operating loss carry-forwards as of September 30, 2008 available to offset certain future New Jersey and New York state taxable income that expire in various years through 2013.

Liquidity and Capital Resources

     Cash decreased by $686,891 for the nine months ended June 30, 2009. The primary sources of cash were net income of $1,153,141, depreciation and amortization expenses that aggregated $732,725, and reduced inventories of $406,595. The primary uses of cash were increased accounts receivables of $374,360, payments on long term debt of $1,275,940, payments aggregating $490,117 to pay down all lines of credit down to a zero balance, preferred stock dividends of $447,450, and purchases of machinery and equipment of $292,567.

     Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit facilities, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. As of June 30, 2009, the Company had cash of $3,196,064 and available bank line of credit borrowings of $1,215,000. There are currently no plans for any major capital expenditures in the next six to nine months, except for a $75,000 investment to complete upgrades to manufacturing capabilities at Optometrics. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

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

Valuation of Intangible Assets

     The SFAS 142 accounting standard requires the valuation of intangible assets after an acquisition for financial statement purposes. Arriving at these valuations can be a complicated and uncertain process which requires significant judgments to be made. The Company now has significant goodwill and other intangible assets from the RMD acquisition that have had a material impact on our financial statements. These intangible assets will require annual testing for impairment which will involve significant management estimates. Due to recent economic conditions, management will test for goodwill impairment during Quarter 4, but no impairment is anticipated.

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

     In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the third quarter of 2009, and its application had no impact on the Company's consolidated financial statements.

     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Statement No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal period ending September 30, 2009. This will not have an impact on the consolidated results of the Company.


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

ITEM 4T    Controls and Procedures

     As required by Rule 13a-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures as of the end of the period covered by the report and have determined that such disclosure controls and procedures are effective.

     There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting. Because RMD Research and RMD Instruments were acquired by the company on July 1, 2008, they were not required to be included in management's assessment of internal control over financial reporting for the quarter ending June 30, 2009 and therefore, management excluded them from its assessment.

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

     NONE

ITEM 6    Exhibits

     (a) Exhibits and index of Exhibits

        31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

        99.1 Press release, dated August 12, 2009 issued by Dynasil Corporation of America announcing its financial results for the quarter ending June 30, 2009.


     (b) Reports on Form 8-K

         On June 16, 2009, an 8-K report for Items 5.02 and 9.01 reporting that Dynasil had named Dr. Gerald Entine, of Watertown, MA as a Dynasil director. The Dynasil Board of Directors passed resolutions to increase the number of Directors from four to five and voted to appoint Dr. Entine to fill the newly created position.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham             DATED: August 12, 2009
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Paul J. Weaver               DATED: August 12, 2009
  ---------------------------------   --------------------
         Paul J. Weaver,
         Chief Financial Officer and Chief Accounting Officer