Form 10-Q/A
period 2009-06-30
DYNASIL CORP OF AMERICA
filed 2009-10-28
CIK 30831

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

                           EXPLANATORY NOTE

The Registrant is filing this Form 10-K/A to correct the alignment of checked boxes page 1 of the originally filed form to make clear that the Registrant is NOT a shell company within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934.