Form 10-K
period 2009-09-30
DYNASIL CORP OF AMERICA
filed 2009-12-23
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT
    OF 1934 for the fiscal year ended September 30, 2009.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT for the transition period from ______________ to
______________

    Commission file number: 000-27503

                       DYNASIL CORPORATION OF AMERICA
      (Exact name of registrant as specified in its charter)

         Delaware                         22-1734088
 (State or other jurisdiction of      (I.R.S.Employer
 incorporation or organization)       Identification No.)

385 Cooper Road, West Berlin, New Jersey       08091
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (856) 767-4600

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12(g) of the Act:  Common
Stock, $.0005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[ ]   No [x]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to
submit and post such files.) Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

    Large accelerated filer [  ]       Accelerated filer [  ]
    Non-accelerated filer [  ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act.)    Yes [ ] No[x]

As of December 18, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately
$13,203,781.

As of December 18, 2009 there were 12,474,237 shares of common stock, par value $.0005 per share, outstanding.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Dynasil Corporation of America ("Dynasil", "we" or the "Company") is a rapidly growing manufacturer of specialized instruments and products for a broad range of applications markets in the medical, industrial, and homeland security/ defense sectors. In addition, we have been able to obtain substantial revenues from government-funded contract research from which we usually may retain the commercial rights to the technology. The resulting technology developments, along with organic growth and our acquisitions strategy, are targeted to continue our track record of significant and profitable growth. Overall, our emerging theme is to provide sensors and instruments to enable intelligent decision making.

Founded in 1960 to provide synthetic fused silica for military radar applications, Dynasil, a Delaware corporation, entered an era of high growth in 2004 by adopting a new strategy to grow profitably through acquisitions, as well as with organic growth in the technical optics/photonics products and instruments segment. During the last five years, Dynasil has acquired four companies plus one product line and has demonstrated a consistent track record of improving the performance of acquisitions through clear focus and effective execution.

The 2008 acquisition of Radiation Monitoring Devices ("RMD") increased our technical capabilities and intellectual property, and added high potential optical instruments to our optics/photonics products and instruments segment. With the new opportunities emerging from the RMD research work, our growth strategy was expanded to include the development of new technology for commercialization through government funded research. Dynasil is currently exploring commercialization opportunities in the scintillator, photodiode, dosimeter and micro-crack detection areas. During 2009, Dynasil hired a Corporate Vice President with responsibility over this area and established a Commercialization Advisory Committee to further assist in the process. 2009 was a developmental year in this area intended to position the company to take advantage of these opportunities in 2010 and beyond.

Dynasil is currently comprised of five business units in two business segments, four of which manufacture commercial products in the optics/photonics products and instruments segment, including the original optical materials business, optical components, optical coatings, and optical instruments. The fifth business unit is involved in the contract research segment. See note 13 to the Consolidated Financial Statements for segment information.

History

Dynasil was founded as a manufacturer of synthetic fused silica, a high purity, optical material used for applications such as laser systems and optical instruments. For nearly five decades, Dynasil has provided synthetic fused silica and fused quartz products to customers for a wide range of optics applications.

During October 2004, Mr. Craig Dunham purchased a large ownership interest in Dynasil and became its President and CEO.
With new leadership, Dynasil's strategy changed to one designed for significant profitable growth through increasing the revenues of the existing business and strategic acquisitions.

During the last five years, Dynasil has implemented clear focus, professional management tools, process improvements, and has realized improved execution across its companies with the following results:

- Revenue has grown from $2 million to $34.4 million, a 72% compound annual growth rate.

- Operating income has been increased from a $0.1 million loss for FY 2004 to a $2.8 million profit for FY 2009.

- Net income has been increased from a $0.2 million loss for FY
2004 to a $1.6 million profit for FY 2009.

- The stock price has increased from $0.07 per share in September 2004 to around $3 per share as of December 18, 2009 - an increase of more than 40 times.

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

On October 2, 2006, Dynasil acquired 100% of the stock of
Evaporated Metal Films Corporation ("EMF") in Ithaca, NY. EMF provides optical thin-film coatings for a broad range of application markets including solar energy, display systems, optical instruments, satellite communications and lighting. This acquisition increased our fiscal year 2007 revenues by approximately 37%.

On January 18, 2008, Optometrics acquired the optical filter equipment and customer list of Precision Optics Corporation, Inc. of Gardener, MA which have been relocated to Optometrics'
Ayer, MA location.

On July 1, 2008, Dynasil acquired the stock of Radiation Monitoring Devices, Inc. ("RMD Research"), a contract research company, and certain assets of RMD Instruments, LLC ("RMD Instruments"), an advanced instruments company, located in Watertown, MA. RMD Instruments and RMD Research are referred to, together, in this Annual Report as "RMD". RMD Instruments manufactures and sells instruments and components that management believes have high growth potential. These are sold into the medical imaging, environmental sensing and quality control markets and include hand-held analyzers for lead paint and medical probes for cancer surgery with the potential to significantly improve surgical outcomes. RMD Research is one of the largest small business participants for U.S. government funded research. The RMD acquisition more than tripled our revenues starting quarter four of fiscal year 2008.

Optics/ Photonics Products and Instruments Segment

The company manufacturers optics/photonics products and instruments including optical materials, components, coatings and specialized instruments for a broad range of applications markets in the medical, industrial, and homeland security/ defense sectors. Our products include optical instruments as well as components that are used for optical instruments, lasers, analytical instruments, semiconductor/ electronic devices, automotive components, spacecraft/aircraft components, and in devices for the solar energy industry.

We also produce several analytical instruments including instruments designed to measure the "Sun Protection Factor" ("SPF") of sunscreens, handheld instruments to determine whether there is lead in the paint of buildings and whether electronics are in compliance with the Reduction of Hazardous Substances ("ROHS") regulations, and medical probes which reduce the scope of cancer surgery.

Our products are distributed through direct sales as well as other channels and delivered by commercial carriers. We have nineteen sales and marketing people who handle sales. We also use manufacturer's representatives and distributors in various foreign countries for international sales and U.S. manufacturer's representatives for some of the RMD Instruments' product lines. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

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

Contract Research Segment

RMD Research has been conducting government research under the Small Business Innovation Research ("SBIR") program for more than 25 years as well as, more recently, non-SBIR projects. The current contract backlog is approximately two years. Management believes that prior and current research projects are a source for new commercial products in areas like medical imaging, industrial sensors and homeland security.

We compete for contract research work with a variety of small and some large businesses which submit contract proposals based on government solicitations. We believe that the quality of our research and development work as well as our proposal quality are key competitive factors and that we compete very well in both of these areas.

Commercialization Activities

For most of our contract research activities, our U.S. Government customers allow us to earn a small profit on the work and to retain commercial rights to the technology that we develop. As a result, we have 26 patents granted, an additional 4 patents approved awaiting issuance and 30 patents in the application process which are assigned or co-assigned to RMD. Commercialization of new technology is a major focus area for the Company. In June 2009, Mr. Paul Tyra was hired as Vice President - Commercialization to accelerate this process. In September 2009, Mr. Ken Morse, founding Managing Director of the MIT Entrepreneurship Center agreed to assist us in the commercialization of our extensive research and technology portfolio. We also established a Commercialization Advisory Board to further assist in the process. The following areas are under active consideration for commercial expansion, possible licensing or possible joint venture activities.

During January 2009, we announced that RMD Research was awarded three research and development contracts from the Domestic Nuclear Detection Office of the Department of Homeland Security ("Homeland Security") totaling more than $5.6 million to develop new, high performance nuclear radiation detector materials targeted to protect the nation from nuclear and radiological threats. Excellent progress on those contracts has led to additional funding from Homeland Security. One of the most serious threats faced by the United States is the possibility of terrorists smuggling a nuclear weapon into the country and, consequently, the Department of Homeland Security is seeking improved detection equipment. Existing detectors tend to be expensive, too small, or are plagued by false alarms from naturally occurring radioactive materials, such as kitty litter and bananas. In addition, current border protection technology for nuclear materials utilizes a crucial ingredient called helium-3 which was a by-product of the nuclear weapons program and is increasingly in short supply. Dynasil's proprietary crystals show great promise as a replacement for helium-3 and this opportunity has been assigned a very high priority by the Company.

Another area of high commercialization activity is new thin film coatings for medical imaging applications. RMD Research has developed coatings which enable x-ray movies rather than just still pictures as well as highly sensitive PET sensors used for medical diagnostic procedures. We currently sell low volume quantities of these coatings and sensors and are in the final stages of determining a possible approach to this market which could include direct manufacturing of the crystal and crystal packaging, partial manufacturing or joint venturing.

Other active projects include sensors for non-destructive testing and low cost, compact radiation sensors for military personnel. The crack detection sensors can detect very small cracks for applications such as aircraft wings, turbine blades and other metals requiring regular testing. This is a large world-wide industry for which RMD Research is working to develop a product with a greatly enhanced capability to detect cracks at the micro level. While not yet fully developed, if perfected, this technology could dramatically improve the outcomes in this industry. This technology again represents another possible instrumentation product for the Company or joint venture/licensing opportunity. The radiation dosimeter technology also has breakthrough potential. The Company is researching the marketability and market size for this potential product.

Additional Background Information

We currently have more than 940 customers with approximately 57% of our business concentrated in our top 10 customers. Our five largest customers accounted for approximately 17.4%, 15.3%, 9.8%, 3.7% and 2.5%, respectively, of our revenues during fiscal year 2009. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations.

Generally, our customers provide purchase orders for a specific part, quantity and quality or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We have blanket orders that call for monthly deliveries of predetermined amounts. Contract research projects generally run for a one to two year period.

Our largest supplier for materials and components is Corning
Incorporated, which is a primary supplier of the fused silica material that is fabricated and sold by our New Jersey facility.

Our research and development ("R&D") activities include government funded research which totaled $20.0 million for fiscal year 2009 and $4.1 million for the final quarter of fiscal year 2008. R&D for our historical businesses has primarily involved new product development, changes to our manufacturing processes and the introduction of improved methods and equipment. Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses.

Other than federal, state and local environmental and safety laws as well as International Traffic in Arms Regulation ("ITAR") and FDA requirements, our operations are not subject to direct governmental regulation, although RMD Research must comply with the government contracting rules contained in the federal acquisitions register. We do not have any pending notices of environmental or government contract violations and are aware of no potential violations. There are no known buried storage tanks on our properties. Environmental costs for fiscal year 2009 did not exceed $50,000.

Our total work force consists of 191 total employees: 28
administrative, 19 sales, 76 research and/or engineering, and 68 manufacturing personnel. Of these employees, 178 are full-time.
Thirty-nine members of the research and development staff hold
Ph.D.s.  The operations are non-union.

Reports to Security Holders

As a publicly traded company, we annually file this 10-K Report and Proxy Statement with the SEC. Additionally, we file 10-Q Reports for the quarters ending in December, March, and June each year. Our Registration Statement is recorded with the SEC and we file amendments when appropriate. We file 8-K Reports and relevant correspondence as required.

The public may read and copy any materials we have filed with the Commission at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the internet site is http://www.sec.gov. The public can also contact Ms. Patty Kehe at Dynasil Corporation of America, 385 Cooper Road, West Berlin, NJ 08091 or through the internet web address http://www.DynasilCorp.com.

ITEM 2.  PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet, located at 385 Cooper Road, West Berlin, New Jersey 08091. We lease a 10,000 square foot manufacturing and office building in Ayer, MA from a related party with a lease that expires in March 2013. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, New York. We also lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for RMD from a related party with leases that expire in June 2013. The Watertown location is the primary location for our contract research segment and optics/photonics products and instruments operations are conducted at all four locations. We believe the properties are in satisfactory condition and suitable for our purposes. The New Jersey and New York properties are mortgaged as collateral against notes payable to banks.

ITEM 3.  LEGAL PROCEEDINGS

On or about May 6, 2008, the Company's EMF subsidiary received a copy of Summons with Notice (the "Summons") filed on January 18, 2008 in the Supreme Court of the State of New York, County of Albany, by the New York State Attorney General on behalf of the State of New York Workers' Compensation Board, as plaintiff. The Summons required EMF, which is one of a large number of defendants, to appear in the action commenced by the plaintiff alleging its entitlement to recover previously billed and unpaid assessments aggregating approximately $1 million and other, but as yet undetermined, assessments which in the aggregate may exceed $19 million from the defendants based upon their participation on a joint and several liability basis in a Manufacturing Self Insurance Trust that terminated on or about August 31, 2007. Although EMF believes that its proportionate share of the joint and several liability is less than $21,000, it has received a settlement tender offer from the State of New York that calls for EMF to pay $23,899 which EMF is currently evaluating. Although the action is not fully resolved, EMF believes that its ultimate liability, if any, in this matter will not have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Fourth Quarter of the Fiscal Year covered by this report, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information
The Registrant's Common Stock is quoted on the NASD-OTC Bulletin
Board under the symbol "DYSL.OB". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's

Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2008 and September 30, 2009 were as follows:

  Fiscal Quarter        High Bid Price        Low Bid Price
  --------------        --------------        -------------
        2008
       First               $2.40                  $1.36
       Second               2.25                   1.60
       Third                2.25                   1.61
       Fourth               2.50                   1.05

        2009
       First               $1.40                  $0.51
       Second               1.55                   0.55
       Third                1.06                   0.64
       Fourth               2.35                   0.85

The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

The "high" and "low" sale prices for trades of the Company's
Common stock on the OTC bulletin board were as follows for each quarterly period:

  Fiscal Quarter        High Sale Price       Low Sale Price
  --------------        --------------        -------------
        2008
       First               $2.50                  $1.36
       Second               2.25                   1.60
       Third                2.30                   1.65
       Fourth               2.53                   1.05

        2009
       First               $1.50                  $0.70
       Second               1.55                   0.55
       Third                1.35                   0.80
       Fourth               2.45                   0.85

As of the December 7, 2009 Annual Meeting record date there were 12,378,018 shares of common stock outstanding held by approximately 885 holders of record of the Common Stock of the Company (including stockholders whose stock is held in street name and who have declined disclosure of such information.)

The Company has paid no cash dividends on its common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on its common stock in the foreseeable future.

Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore. Preferred Stock dividends of $589,740 and $203,501 were paid during the years ended September 30, 2009 and 2008 respectively.

In order to increase shareholder returns and liquidity, Dynasil hopes to move from the OTC Bulletin Board to the NASDAQ exchange within the next one to two years.

Equity Compensation Plan Information

The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants and options to officers, directors, employees and consultants to purchase up to 3,750,000 shares of the Company's common stock. At September 30, 2009, 1,400,729 shares of common stock are available for issuance under the Plans in addition to the number of stock options outstanding. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five-year period.
To date, options have been granted at exercise prices ranging from $.40 to $4.25 per share. On September 30, 2009, 1,350,841 options were outstanding.

As of September 30, 2009, the 1999 Stock Incentive Plan still includes 1,400,729 shares authorized for issuance by shareholders, but due to an administrative oversight, the plan technically expired on January 25, 2009 and a new Stock Incentive Plan will be submitted for approval at the February 3, 2010 Annual Stockholders Meeting which will cover the Stock Incentive Plan activity since the expiration of the 1999 Stock Incentive Plan as well as future years.


                  Number of
               securities to be                         Number of securities
                 issued upon      Weighted-average     remaining available for
                 exercise of      exercise price of    future issuance under
                 outstanding         outstanding      equity compensation plans
               options, warrants   options, warrants    (excluding securities
Plan Category     and rights         and rights         reflected in column (a))
                    (a)                 (b)                     (c)
-------------   -------------       -------------         -------------------
Equity            1,350,841             $2.32             1,400,729
compensation
plans approved by
security holders

Equity              none                 none             none
compensation
plans not approved
by security holders


Additional information regarding the securities authorized for issuance under equity compensation plans are set forth in Note 7 to the Consolidated Financial Statements of this 10-K document and are hereby incorporated by reference.

The Company adopted an Employee Stock Purchase Plan that permits substantially all employees to purchase common stock. Employees have an opportunity to acquire common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares have been reserved for issuance. Of these, 159,492 shares have been purchased by employees at purchase prices ranging from $.06 to $2.68 per share. During any twelve-month calendar period, employees are limited to a total of $5,000 of stock purchases.

On September 19, 2000 the Company filed a Form S-8 with the United States Securities and Exchange Commission to register the shares associated with the Stock Incentive Plans and the Employee Stock Purchase Plan. Prior to that date the shares were restricted and subject to the holding periods of Rule 144.

ITEM 6.   SELECTED FINANCIAL DATA

Dynasil, a smaller reporting company, is not required to complete this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K.

General Business Overview

Fiscal year 2009 was a year of significant growth in revenues and profits for Dynasil following the acquisition of RMD on July 1, 2008. When compared to fiscal year 2008, fiscal year 2009 revenues doubled from $17.1 to $34.4 million, income from operations doubled from $1.45 million to $2.84 million and net income increased by 33.5% from $1.16 to $1.55 million. Fiscal year 2009 revenues for our optics/ photonics products and instruments segment were significantly impacted by the worldwide economic recession, but all of our business units remained profitable. Our contract research segment revenues showed a significant revenue increase for the year, offsetting the revenue losses in our commercial products area. Net Operating Loss carry-forwards for federal taxes were exhausted during fiscal year 2008 so fiscal year 2009 net income was impacted by provisions for increased federal taxes as well as higher interest costs primarily related to the RMD acquisition. For the first two months of fiscal year 2010, we have experienced a moderate improvement in optics/photonics products and instruments revenue and our contract research business continues to be strong. Our revenue backlog for contract research is more than 2 years. During fiscal year 2009, the Company paid down debt by $2.2 million and maintained liquidity with a cash balance of $3.1 million and $1.2 million available from lines of credit as of September 30, 2009. We remain focused on continuing to execute internal growth as well as growing through further acquisitions and commercialization of technology from RMD.

Results of Operations

Revenues for the fiscal year ended September 30, 2009 were $34,363,674. This represents an increase of 100.8% over revenues for the fiscal year ended September 30, 2008 of $17,116,341.
The revenue increases were driven by the acquisition of RMD.

Cost of revenues for the fiscal year ended September 30, 2009 was $20,629,501, or 60.0% of revenues, versus $11,307,034, or
66.1% of revenues for fiscal year ended September 30, 2008. Gross profit increased to $13,734,173, or 40.0% of sales, for fiscal year 2009 from $5,809,307, or 33.9% of sales for fiscal year 2008. The increase in gross margin dollars and percentage came primarily from the impact of the RMD acquisition.

Selling, general and administrative ("SG&A") expenses increased to $10,891,096 or 31.7% of sales for fiscal year 2009 from $4,359,493 or 25.5% of sales for fiscal year 2008. The changes in SG&A expenses resulted primarily from the impact of the acquisition of RMD.

Net Interest Expense increased to $735,317 or 2.1% of sales for fiscal year 2009 from $214,090 or 1.25% of sales for fiscal year 2008. The increase in net interest expense is primarily related to the additional interest payments resulting from the indebtedness incurred in connection with the RMD acquisition.

For fiscal year 2009, the Company had income tax expense of $556,462 as compared to only $73,757 for fiscal year 2008. The increase in tax expense in 2009 as compared to 2008, in addition to the increase in pre-tax income, was mainly due to the full utilization of all remaining federal net operating loss carry-forwards in 2008. Some New Jersey state taxes for fiscal year 2009 and 2008 and some New York state taxes for 2009 were offset by utilization of net operating loss carry-forwards. The Company has approximately $445,532 of net operating loss carry-forwards to offset certain future New York state taxable income, expiring in various years through 2013.

The Company had net income of $1,551,298 for the year ended September 30, 2009 compared to net income of $1,161,967 for the fiscal year ended September 30, 2008. Net income for our optics/photonics products and instruments segment was significantly impacted by the economic recession. The net income from our contract research segment was strong for fiscal year 2009.

Liquidity and Capital Resources

Net cash as of September 30, 2009 was $3,104,778 which was a decrease of $778,177 as compared to $3,882,955 at September 30, 2008.

Net cash provided by operating activities was $2,380,435 for fiscal year 2009 versus $960,950 for fiscal year 2008. Net income was $1,551,298, depreciation/ amortization added back $946,932, accounts receivable increased by $727,443, inventory decreased by $538,214, and accounts payable and accrued expenses decreased by $81,944.

Cash flows used in investing activities were $445,646 for fiscal year 2009 compared to $13,323,756 for fiscal year 2008. Cash paid for the RMD acquisition including acquisition costs totaled $12,801,151 and cash paid for the Precision Optics product line acquisition was $250,000 during fiscal year 2008. Capital expenditures to purchase machinery and equipment of $445,646 for fiscal year 2009 compared to $272,605 for 2008. The increase came primarily from the addition of the RMD businesses.

Cash flows from (used in) financing activities were ($2,712,966) for fiscal year 2009 and $15,748,813 for fiscal year 2008. Cash used in financing activities for fiscal year 2009 was mainly to pay down $1,691,202 of long term debt and $490,117 of short term debt as well as paying $589,740 of preferred stock dividends. Cash from financing activities for fiscal year 2008 came largely from the sale of $5,256,000 of Preferred Stock, $2 million from a note from RMD Instruments, LLC and $9,000,000 of proceeds from bank financing that were completed as part of the RMD acquisition. Cash from 2009 and 2008 issuance of common stock was $58,093 and $177,928 respectively which came primarily from the exercise of stock options and warrants.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. As of September 30, 2009, the Company had cash of $3,104,778 and available bank line of credit borrowings of $1,215,000. However, the current worldwide economic slow-down has significantly impacted the Company's revenues and profits so that a worsening recession could cause a cash shortage. The Company has a $2 million note to RMD Instruments, LLC which is scheduled to be repaid by October 1, 2010. There are currently plans for capital expenditures of $687,000 in the next twelve months. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

DYNASIL'S STRATEGY

Dynasil's strategy is to continue to grow profitably through acquisitions and organic growth that are driven by our profitable research business in order to deliver exceptional stockholder returns.

Dynasil's sensors and instruments enable intelligent decision-making in critical applications including:

  - Medical products such as probes to help surgeons determine which lymph nodes to remove during breast cancer surgery.

  -  Commercial products such as handheld x-ray florescence
(XRF) instruments to determine whether there is lead in paint within buildings or toys.

  - Homeland security products such as improved sensors for detecting nuclear materials or dirty bombs at ports and borders.

  - Defense products such as handheld XRF instruments to detect counterfeit electronics.

We have the following strengths that we believe make Dynasil unique:

  - A track record of consistent growth and profitability - growing from $2 million revenues in fiscal year 2004 to $35 million in fiscal year 2009 - a 72% compound annual growth rate while being profitable every quarter since fiscal year 2004.

  - A profitable research business developing advanced technology to provide significant upside opportunity where we typically get to retain the commercial rights to the technology.

  - A plan to continue to grow aggressively through acquisitions and technology commercialization.

Our competitive advantage comes from effective execution as well as new technology from our profitable research operation.

  - Dynasil has a proven track record for delivering results by bringing focus to businesses and improving their execution. The acquisitions of Optometrics, EMF, the Precision Optics filter product line and RMD have been completed since March 2005 and we have significantly improved operational execution and results in these businesses.

  - Management expects the profitable research at RMD to drive our internal growth of commercial products as well as to lead to acquisitions where RMD technology can provide a competitive advantage.

Mission

Dynasil's mission is to deliver exceptional returns to its stockholders, to achieve financial results which are consistently superior to those of its peers and to be regarded by its employees as an outstanding place to work.

Financial Objective

Dynasil's goal is to perform in the top 25% of peer group companies with respect to the total return to shareholders.

Ethics Policy

Dynasil has a Code of Conduct which requires adherence to the highest ethical standards in all its dealings with customers, vendors, employees and stockholders. Ethical behavior includes the principles of integrity, fairness, respect, openness, and obeying all laws.

Operations Strategy

The Company is organized into strong business units which are focused on customers and meeting key business goals. Each business unit is led by a General Manager with overall responsibility for their unit results as well as responsibility to manage the interfaces with other business units and the corporate staff. The Company seeks to foster a high level of employee involvement, motivation, and profit-sharing participation.

A small central corporate staff focuses on adding value by centralizing a few selected activities and by developing key competencies within the business units which include:
 -  Providing overall corporate leadership and coordination.
 - Implementing key corporate competencies in the business units to support organic growth by teaching and consulting to include:
     - Clear focus by defining a few, key business objectives; prioritizing the projects to best meet those objectives; setting individual goals; consistently communicating updates; and sharing in the profits;
     - Disciplined manufacturing, sales and business processes;
     - Market understanding, strategy process, and identification of a few high growth projects; and continuous revenue growth and operational improvements
     - Providing cost effective financial reporting, tax compliance, investor relations, SEC compliance, legal support, and fund raising to support growth.

 - Identifying, structuring, and coordinating acquisition activities to support growth objectives.

 - Facilitating cooperation and coordination between business units such as working together to maximize overall effectiveness of sales and marketing.

 - Identifying transferable skills within the business units and using them to help other business units.
 - Purchasing shared items, such as insurance, where consolidated purchasing delivers savings.
 - Coordinating Human Resource policies, high level recruiting, and supporting business units with HR issues.

Acquisitions

The Company plans to aggressively pursue additional acquisitions to enhance growth. A goal of one acquisition per year is targeted using the following criteria:

     a) Acquisitions that can quickly add to financial results. Target companies are product companies serving related markets that can be purchased on attractive financial terms. Of particular interest are companies where a combination with Dynasil offers increased customer access, complementary capabilities that can expand revenues, cost savings or where companies have developed capabilities that can be rapidly brought to market given access to Dynasil's existing infrastructure, growth capital and/or leadership assistance. Our business model has proven to be an attractive exit option for long term owners who want to see their business continue to prosper and grow.

     b) Acquisitions that create strategic competitive advantage through technology leadership where RMD has developed technology that can quickly create value.

Strategy Summary

In summary, the key elements of our strategy are to:
    - Continue to grow organically and through opportunistic acquisitions
    - Use profitable research to springboard growth and upside opportunities
          - Internal growth by commercializing RMD technology
          - Acquisitions aimed at capitalizing on RMD technology
    -  Maintain strong business units focused on key goals
    - Have a small corporate staff that drives execution, builds competencies and provides services

"Off Balance Sheet" Arrangements

The Company has no "Off Balance Sheet" arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, valuation of long-lived assets, intangible assets and goodwill, estimating allowances for doubtful accounts receivable, stock-based compensation and accounting for income taxes.

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

Government funded services revenue from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee. Revenues from fixed-type contracts are recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts. Recognition of losses on projects are taken as soon as the loss is reasonably determinable. The Companies have no current accrual for potential losses on existing projects.

The majority of the Companies' contract revenue is derived from the United States government and government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States government contracts are subject to audit. The Companies believe that the results of such audits will not have a material effect on its financial position or its results of operations.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of the assets are impaired based on comparison to the discounted expected future cash flows identifiable to such long-lived and amortizable intangible assets. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value. We have determined that there is no indication of material impairment to our long-lived and intangible assets. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. No impairment of goodwill was identified based on the annual impairment review during the fourth quarter of fiscal year 2009.

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

Stock-Based Compensation

We account for stock-based compensation using fair value. Compensation costs are recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question, determined using the Black-Scholes option pricing model.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate.
This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company believes that these carryforwards will be realized, and has adjusted the valuation allowance accordingly.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, certain statements found under the captions "Description of Business," "General Business Overview," "Results of Operations," "Dynasil's Strategy," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM

To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Berlin, New Jersey

     We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     We were not engaged to examine management's assessment of the effectiveness of Dynasil Corporation of America and subsidiaries internal control over financial reporting as of September 30, 2009 and 2008, included in the accompanying management's report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey
December 22, 2009

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2009 and 2008

                                     ASSETS

                                                            2009          2008
                                                        ----------    ----------
   Cash and cash equivalents                            $3,104,778    $3,882,955
   Accounts receivable, net of allowance for doubtful
     accounts of $123,853 for 2009 and $70,165 for 2008
     and sales returns of $18,916 for 2009 and $8,200    4,053,742     3,390,703
     for 2008
   Inventories                                           2,371,516     2,909,730
   Deferred tax asset                                      290,100       233,500
   Prepaid expenses and other current assets               306,848       259,896
                                                        ----------    ----------
        Total current assets                            10,126,984    10,676,784

Property, Plant and Equipment, net                       2,744,724     2,694,290
Other Assets
   Intangibles, net                                      7,232,035     7,767,258
   Goodwill                                             11,054,396    11,054,396
   Deferred financing costs, net                            64,637        81,136
   Other assets                                               -0-          8,360
                                                        ----------    ----------
        Total other assets                              18,351,068    18,911,150
                                                        ----------    ----------
        Total Assets                                   $31,222,776   $32,282,224
                                                       ===========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short term note payable                            $      -0-      $  490,117
   Current portion of long-term debt                     1,749,524     1,649,101
   Accounts payable                                        773,837       877,525
   Accrued expenses and other current liabilities        1,171,790     1,620,692
   Income taxes payable                                    507,122        36,476
   Dividends payable                                       149,150       149,150
                                                        ----------    ----------
   Total current liabilities                             4,351,423     4,823,061

Long-term Liabilities
   Long-term debt, net                                   6,386,796     8,178,420
   Note payable to related party                         2,000,000     2,000,000
                                                        ----------    ----------
   Total long-term liabilities                           8,386,796    10,178,420
Stockholders' Equity
   Common Stock, $.0005 par value, 40,000,000 shares
    authorized, 12,250,257 and 12,142,849 shares issued,
    11,440,097 and 11,332,689 shares outstanding
    for 2009 and 2008, respectively                          6,125         6,072
   Preferred Stock, $.001 par value, 10,000,000
     Shares authorized, 5,966,000 issued and outstanding
     for 2009 and 2008, 10% Cumulative, Convertible          5,966         5,966
   Additional paid in capital                           16,364,388    16,122,185
   Retained earnings                                     3,094,420     2,132,862
                                                        ----------    ----------
                                                        19,470,899    18,267,085
   Less 810,160 shares of treasury stock, at cost         (986,342)     (986,342)
                                                        ----------    ----------
        Total stockholders' equity                      18,484,557    17,280,743
                                                        ----------    ----------
        Total Liabilities and Stockholders Equity      $31,222,776   $32,282,224
                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 and 2008


                                                    2009        2008
                                                  -------      ------

Net revenues                                    $34,363,674  $17,116,341
Cost of revenue                                  20,629,501   11,307,034
                                                -----------  -----------

Gross profit                                     13,734,173    5,809,307

Selling, general and administrative expenses     10,891,096    4,359,493
                                                -----------  -----------
Income from operations                            2,843,077    1,449,814

Interest expense, net                               735,317      214,090
                                                -----------  -----------
Income before income taxes                        2,107,760    1,235,724

Income tax expense                                  556,462       73,757
                                                -----------  -----------
Net income                                     $  1,551,298   $1,161,967
                                                 ==========  ===========


Basic earnings per common share                    $   0.08    $    0.12
Diluted earnings per common share                  $   0.08    $    0.12

                 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 and 2008

                                                                   Additional
                    Common      Common     Preferred   Preferred    Paid-in
                    Shares      Amount     Shares       Amount      Capital
                    ---------   ------     ---------   ---------    ---------

Balance,
October 1, 2007     6,926,683    $3,464      710,000     $  710      $2,983,980

Issuance of shares
of common stock
under employee
stock purchase
plan                    9,537         5          -0-         -0-         17,978

Issuance of shares
of common stock in
lieu of compensation
to directors            7,142         4          -0-         -0-         14,248

Compensation costs
recognized in
connection with
stock options             -0-        -0-         -0-         -0-        159,950

Issuance of shares
of common stock
under stock
warrant plan          613,627        307         -0-         -0-        137,759

Issuance of shares
of Series C
preferred stock net       -0-        -0-    5,256,000      5,256      5,250,744

Stock based
compensation            3,860          1         -0-         -0-          7,717

Stock issued
in connection with
the purchase
of RMD              4,582,000      2,291         -0-         -0-      7,549,809


Preferred stock
dividends paid            -0-      -0-           -0-         -0-          -0-

Net income                -0-      -0-           -0-         -0-          -0-
                    ---------    ------     ---------    ---------   -----------
Balance,
September 30, 2008 12,142,849    $6,072     5,966,000       5,966    $16,122,185
                   ==========    ======     =========    ==========  ===========

Issuance of shares
of common stock
under employee
stock purchase
plan                    3,333         2          -0-         -0-          3,541

Issuance of shares
of common stock in
lieu of compensation
to directors           40,075        20          -0-         -0-         50,145

Issuance of shares
of common stock
under stock
option plan            53,000        26          -0-         -0-         27,024

Compensation costs
recognized in
connection with
stock options            -0-        -0-          -0-         -0-        133,998

Issuance of shares
of common stock
in lieu of
Series C
Preferred Stock
dividends              11,000         5          -0-         -0-         27,495

Preferred stock
dividends paid            -0-       -0-          -0-         -0-          -0-

Net income                -0-      -0-           -0-         -0-          -0-
                    ---------    ------     ---------    ---------   -----------
Balance,
September 30, 2009 12,250,257   $6,125      5,966,000       $5,966   $16,364,388
                   ==========    ======     =========    ==========  ===========

                     DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 and 2008
                                     (continued)

                                    Treasury Stock             Total
                   Retained      -----------------------    Stockholders'
                   Earnings        Shares      Amount         Equity
                   --------      ---------   ----------    -------------
Balance,
October 1,
2008              1,174,396       810,160    $(986,342)      $3,176,208

Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-          -0-             17,983

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-          -0-             14,252

Compensation costs
recognized in
connection with
stock options        -0-            -0-         -0-             159,950

Issuance of shares
of common stock
under stock
warrant plan         -0-            -0-          -0-            138,066

Issuance of shares
of Series C
Preferred Stock      -0-            -0-          -0-          5,256,000

Stock based
compensation         -0-            -0-          -0-              7,718

Stock issued
in connection with
the purchase
of RMD               -0-            -0-         -0-           7,552,100

Preferred stock
dividends paid     (203,501)        -0-         -0-            (203,501)

Net Income        1,161,967         -0-         -0-           1,161,967
                   --------      ---------   ----------    -------------
Balance,
September 30,
2008              2,132,862       810,160    $(986,342)      $17,280,743
                  =========      =========   ==========    =============

Issuance of shares
of common stock
under employee
stock purchase
plan                 -0-            -0-         -0-                3,543

Issuance of shares
of common stock in
lieu of compensation
to directors         -0-            -0-         -0-               50,165

Issuance of shares
of common stock
under stock
option plan          -0-            -0-         -0-               27,050

Compensation costs
recognized in
connection with
stock options        -0-            -0-         -0-              133,998

Issuance of shares
of common stock
in lieu of
Series C
Preferred Stock
dividends            -0-            -0-         -0-               27,500

Preferred stock
dividends paid     (589,740)        -0-         -0-             (589,740)

Net income        1,551,298         -0-         -0-            1,551,298
                   --------      ---------   ----------    -------------
Balance,
September 30,
2009              3,094,420       810,160    $(986,342)      $18,484,557
                  =========      =========   ==========    =============

The accompanying notes are an integral part of these consolidated financial statements.

                DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 and 2008

                                                       2009       2008
                                                    ---------  ----------
Cash flows from operating activities:
Net income                                         $1,551,298   $1,161,967
Adjustments to reconcile net income to net cash
  provided by operating activities
    Stock compensation expense                        184,163     159,950
    Provision for doubtful accounts and sales returns  64,404       (51,288)
       Depreciation and amortization                  946,932      504,836
       Deferred taxes                                 (56,600)     (31,900)
      (Increase) decrease in:
         Accounts receivable                         (727,443)  (1,318,826)
         Inventories                                  538,214     (368,969)
         Prepaid expenses and other current assets    (38,589)     (70,856)
       Increase (decrease) in:
         Accounts payable and accrued expense        (552,590)     937,680
         Income taxes payable                         470,646       38,356
                                                     ---------  ----------
Net cash provided by operating activities            2,380,435     960,950
                                                     ---------  ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment       (445,646)   (272,605)
     Cash paid for acquisition of RMD                     -0-  (12,500,000)
     Cash paid for acquisition costs                      -0-     (301,151)
     Cash paid for acquisition of filter equipment        -0-     (250,000)
                                                     ---------  ----------
Net cash used in investing activities                 (445,646)(13,323,756)
                                                     --------- -----------
Cash flows from financing activities:
     Issuance of common stock                           58,093     177,928
     Issuance of preferred stock                          -0-    5,256,000
     Proceeds from short-term debt                        -0-      415,631
     Proceeds from related party note                     -0-    2,000,000
     Proceeds from long-term debt                         -0-    9,000,000
     Repayment of long-term debt                   (1,691,202)    (841,243)
     Repayment of short-term debt                    (490,117)       -0-
     Deferred financing costs incurred                    -0-      (56,002)
     Preferred stock dividends paid                  (589,740)    (203,501)
                                                    ----------  ----------
Net cash provided by (used in) financing
  activities                                       (2,712,966)  15,748,813
                                                    ---------   ----------
Net increase (decrease) in cash and
  cash equivalents                                   (778,177)   3,386,007

Cash and cash equivalents, beginning                3,882,955      496,948
                                                    ---------   ----------
Cash and cash equivalents, ending                  $3,104,778  $ 3,882,955
                                                   ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

The Company is primarily engaged in the development, marketing and manufacturing of optical products and optical instruments as well as contract research. The Company's products and services are used in a broad range of application markets including the medical, industrial and homeland security/defense sectors. The products and services are sold throughout the United States and internationally.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries: Optometrics Corporation, Dynasil International Incorporated, Hibshman Corporation, Evaporated Metal Films Corp, RMD Instruments Corp ("RMD Instruments"), and Radiation Monitoring Devices, Inc.("RMD Research"). RMD Instruments and RMD Research are referred to, together, in these financial statements as "RMD." All significant intercompany transactions and balances have been eliminated.

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

Business Acquisition - RMD

On July 1, 2008, the Company completed its acquisition of all of the outstanding capital stock of RMD Research and the specific assets and liabilities of RMD Instruments in transactions that were accounted for as purchases. Total cost of the acquisitions was $20,353,251 of which a total of $12.5 million was paid to the seller in cash, $7,552,100 was paid to the seller in stock and $301,151 represented acquisition costs incurred. The cash paid to the seller came from the $5,256,000 of proceeds from the issuance of 5,256,000 shares of Series C Preferred Stock as well as bank financing. Also on July 1, 2008, in a concurrent bank transaction, Dynasil borrowed $10,000,000 of which $425,460 was used to retire Dynasil debt, $468,620 was used to retire Optometrics debt, $8,500,000 was paid directly to the seller at settlement, and the remaining funds of $605,920 were used for working capital purposes. The total purchase price of approximately $20,353,251 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values. The results of operations of RMD have been included in the consolidated financial statements from July 1, 2008, the effective date of acquisition. The allocation of the purchase price is summarized below:

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Business Acquisition - RMD (continued)

Purchase price:
       Total consideration to seller          $20,052,100
       Acquisition costs incurred              $  301,151
                                              -----------
                                              $20,353,251
Purchase price allocation:
       Cash and cash equivalents                 $297,923
       Accounts receivable                        742,512
       Inventories                                696,123
       Prepaid expenses and other current assets   12,789
       Intangibles and goodwill                18,964,563
       Property and equipment                      89,657
       Current liabilities assumed               (450,316)
                                              -----------
Net fair value of assets acquired             $20,353,251
                                              ===========

The following is the proforma financial information of the Company for the year ended September 30, 2008, assuming the transaction had been consummated at the beginning of the year ended September 30, 2008 (i.e., October 1, 2007):

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

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

the related activities under the terms of the agreements.
Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved.

Government funded services revenue from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee. Revenues from fixed-type contracts are recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts. Recognition of losses on projects are taken as soon as the loss is reasonably determinable. The Companies have no current accrual for potential losses on existing projects.

The majority of the Companies' contract revenue is derived from the United States government and government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States government contracts are subject to audit. The Companies believe that the results of such audits will not have a material effect on its financial position or its results of operations.

Shipping and Handling Costs

The Company includes some shipping and handling fees billed to customers in sales and shipping and handling costs incurred in cost of revenues.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs. Research and development costs incurred during the years ended September 30, 2009 and 2008 were $18,310,315 and $3,914,847, respectively. Substantially all of these research and development costs relate to research contracts performed by RMD Research, and are in turn billed to the contracting party.

Patent Costs (principally Legal Fees)

Costs incurred in filing, prosecuting and maintaining patents are expensed as incurred. Such costs aggregated approximately
$285,139 and $9,241 for the years ended September 30, 2009 and 2008, respectively.

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

Property, Plant and Equipment and Depreciation and Amortization

Property, plant and equipment are recorded at cost or at fair market value for acquired assets. Depreciation is provided using the straight-line method

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment and Depreciation and Amortization
(continued)

for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended September 30, 2009 and 2008.

Goodwill and Other Intangible Assets

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiaries. The Company's other intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC and acquired backlog and know how of RMD, Inc. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic
life of the respective asset.   As of September 30, 2009 and
2008 the Company had approximately $11,054,396 and $11,054,396 of goodwill and $7,232,035 and $7,767,258 carrying value related to other intangible assets.

Goodwill and intangible assets which have indefinite lives are subject to annual impairment tests. Impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings or discounted cash flow. The Company assesses the potential impairment of goodwill and other intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. As a result of the Company's annual test to determine whether goodwill and other intangible assets have been impaired as of September 30, 2009 and 2008, the Company did not identify any indication of goodwill impairment of its reporting units or intangible assets.

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Other Assets

Other assets include deferred financing costs which are amortized on a straight-line basis over the term of the related debt, or five years.

Advertising

The Company expenses all advertising as incurred. Advertising expense for the years ended September 30, 2009 and 2008 was $219,275 and $161,024.

Deferred Rent

Deferred rent consists of the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period. Deferred rent is amortized as a reduction to rent expense over the term of the lease. Deferred rent was $70,770 and $15,658 as of September 30, 2009 and 2008.

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

The Company adopted the updated authoritative provisions related to accounting for uncertainty in income taxes on October 1, 2007. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied these provisions to all tax positions for which the statute of limitations remained open. There was no impact on the Company's consolidated financial position, results of operations, or cash flows as of September 30, 2009 and 2008. As of the adoption date and as of September 30, 2009, the Company had no unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009 and 2008, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Earnings Per Common Share

Basic earnings per common share is computed by dividing the net income applicable to common shares after preferred dividends paid if applicable, by the weighted average number of common shares outstanding during each period. Diluted earnings per common share adjusts basic earnings per share for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

For purposes of computing diluted earnings per share, 983,897 and 660,124 common share equivalents were assumed to be outstanding for the years ended September 30, 2009 and 2008, respectively. The effect of assumed conversion of the Series C Preferred Stock into 2,102,400 common shares, as well as certain stock options, was antidilutive and therefore excluded from the computations. The computation of basic and diluted earnings per common share is as follows:

Calculation of Net Income for Basic Earnings per Share

                                                      2009        2008
                                                    ---------  ----------

    Net income                                   $ 1,551,298   $1,161,967
    Less:  Preferred stock dividends               $(589,740)    (203,501)
                                                    ---------  ----------
    Net Income allocable to common shareholders $    961,558    $ 958,466
                                                    =========  ==========

Calculation of Net Income for
 Diluted Earnings per Share
    Net income                                   $  1,551,298  $1,161,967
    Less:  Preferred stock dividends                $(518,740)   (132,501)
                                                    ---------  ----------
    Net Income for Dilutive Earnings per Share   $  1,032,558  $1,029,466
                                                   ==========  ==========

Weighted average shares outstanding
     Basic                                         11,373,837   7,752,809
     Effect of dilutive securities
       Stock Options                                   10,124      84,714
       Stock Warrants                                   -0-          -0-
       Convertible Preferred Stock                    944,300     944,300
                                                    ---------  ----------
     Diluted average shares outstanding            12,328,261   8,781,825
                                                   ==========  ==========
Basic earnings per common share                   $   0.08     $   0.12
Diluted earnings per common share                 $   0.08     $   0.12

Stock Based Compensation

Stock-based compensation cost is measured using the fair value recognition provisions of the FASB authoritative guidance, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on estimated fair values.

We elected to use the modified prospective application transition method as provided by the FASB authoritative guidance. In accordance with the modified prospective transition method, compensation cost is recognized in the consolidated financial statements for all awards granted after the date of adoptions.

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because the underlying instruments are primarily at current market rates.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. In the normal course of business, the Company extends credit to certain customers. Management performs initial and ongoing credit evaluations of their customers and generally does not require collateral.

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2009 and 2008, approximately $1,035,288 and $1,106,442 or 26% and 44%
of the Company's accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2009, the Company's uninsured bank balances totaled $3,071,711. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance is effective for the Company in the fiscal year reporting period ended on September 30, 2009 and only impacts references for accounting guidance.

In May 2009, the FASB issued a standard on subsequent events. This standard requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. This statement applies prospectively for interim and annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company's financial condition, results of operations or cash flows.

In April 2009, the FASB issued authoritative guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to adopt this guidance in the first annual reporting period beginning on or after

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

December 15, 2008. Accordingly, the Company has adopted this guidance effective at the beginning of fiscal 2010, although it will only impact the Company if it is involved in a business combination as an acquirer.

In April 2009, the FASB issued a standard on interim disclosures about fair value of financial instruments. This standard requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This standard was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company's financial condition, results of operations or cash flows.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as provided for under separate accounting guidance topics. This guidance is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years with early adoptions prohibited. Accordingly, the Company will adopt this guidance in fiscal 2010 and it will only impact the Company if the Company acquires assets for which it needs to develop renewal or extension assumptions to determine the useful life of a recognized intangible asset.

In December 2007, the FASB issued authoritative guidance retaining the purchase method of accounting for acquisitions, but requiring a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.
It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. Accordingly, the Company will adopt this guidance in the first quarter of its fiscal 2010 and the guidance will only impact the Company if it is involved in a business combination as an acquirer.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year financial statement presentation.

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 2 - Inventories

Inventories at September 30, 2009 and 2008 consisted of the following

                                                  2009       2008
                                               ----------   ---------
             Raw Materials                     $1,374,134  $2,110,138
             Work-in-Process                      550,151     467,590
             Finished Goods                       447,231     332,002
                                               ----------   ---------
                                                2,371,516  $2,909,730
                                               ==========  ==========

Note 3 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2009 and 2008 consist of the following:
                                                  2009       2008
                                               ----------   ---------
             Land                              $   40,450  $   40,450
             Building and improvements          1,812,658   1,704,492
             Machinery and equipment            5,163,255   4,896,556
             Office furniture and fixtures        278,135     216,616
             Transportation equipment              60,828      60,828
                                               ----------   ---------
                                                7,355,326   6,918,942
             Less accumulated depreciation      4,610,602   4,224,652
                                               ----------   ---------
                                               $2,744,724  $2,694,290
                                               ========== ===========

Depreciation expense for the years ended September 30, 2009 and 2008 was $395,210 and $354,492.

Note 4 - Other Assets

Other assets at September 30, 2009 and 2008 consist of the following:

                                                   2009       2008
                                                ----------   ---------
      Deferred financing costs                 $    98,356    $ 98,356
      Intangible assets                          7,909,475   7,909,475
      Goodwill                                  11,054,396  11,054,396
      Other assets                                     -0-       8,360
                                                ----------   ---------
                                                19,062,227  19,070,587
      Less accumulated amortization                711,159     159,437
                                                ----------   ---------
                                              $ 18,351,068 $18,911,150
                                              ============ ===========

Amortization expense for the years ended September 30, 2009 and 2008 was $551,722 and $150,344.

Note 5 - Debt
EMF has a Mortgage Note and Line of Credit Note Agreement with Tompkins Trust Company ("TTC") which are guaranteed by Dynasil. The guaranteed loans include (a) a $1,050,000 principal amount commercial mortgage (the "EMF Mortgage") and (b) a $215,000 principal amount line of credit facility (the "EMF Line of Credit"). The EMF Mortgage requires repayment over a 20 year period at a fixed annual interest

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 5 - Debt (continued)

rate of 7.80% for the first 5 years, resetting to a fixed annual interest rate of 2.80 percentage points over the Federal Home Loan Bank of New York Advance Rate for five-year maturities at five year intervals. The EMF Mortgage is secured by a first mortgage on EMF's real estate as well as Dynasil's guarantee. The EMF Line of Credit has a term running until December 22, 2010 and carries an annual interest rate of one-half percent over the Wall Street Journal's Prime Rate of interest, which is adjusted monthly. It is secured by EMF's real estate as well as Dynasil's guarantee.

On July 1, 2008, in conjunction with the RMD acquisition, Dynasil entered into a Term Note and Line of Credit Agreement with Susquehanna Bank ("Susquehanna"). The loans include (1) a $9,000,000 term loan ("Susquehanna Term Loan") and (b) a $1,000,000 line of credit facility ("Susquehanna Line of Credit"). Proceeds of the Susquehanna Term Loan were used to repay certain debts of Optometrics and Dynasil, to pay for part of the acquisition of RMD and for working capital purposes. The applicable borrowing documents were entered into on commercial lending terms and conditions, including acceleration rights, events of default, Susquehanna's rights and remedies and similar provisions that Dynasil believes are customary for commercial loans of this sort. In connection with the transaction, Dynasil executed and delivered to Susquehanna customary forms of notes, mortgages, security agreements and similar documents. The Susquehanna Term Loan requires repayment over a five year period at a fixed annual interest rate of 6.0%. The Susquehanna Term Loan is secured by a first mortgage on Dynasil's real estate and equipment and fixtures, with the exception of EMF real estate. The Susquehanna Line of Credit has a term running until January 31, 2010 and carries an annual interest rate at the Wall Street Journal's Prime Rate of interest, which is adjusted monthly. It is secured by the Dynasil group companies' assets except for EMF real estate. The Company is subject to various financial covenants associated with the Susquehanna Term Loan and the Susquehanna Line of Credit. The Company believes it is in compliance with all covenants as of September 30, 2009.
The Company expects to renew and potentially increase the Susquehanna Line of Credit at the end of its term.

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

Notes Payable to Banks

Dynasil has a note payable to Susquehanna Bank that represents borrowings under the Susquehanna Line of Credit, which bears interest at a variable rate equal to Susquehanna Bank's prime rate which is adjusted monthly (3.25% at September 30, 2009 and 5% at September 30, 2008). The amount available under this agreement is $1,000,000. The outstanding balance at September 30, 2009 and 2008 was $0 and $280,000, respectively. It is secured by substantially all of Dynasil and subsidiary assets except for EMF's real estate.

EMF has a note payable to Tompkins Trust Company that represents borrowings under the EMF Line of Credit which carries an annual interest rate of one-half percent over the Wall Street Journal's Prime Rate of interest, which is adjusted monthly (3.75% and 5.0% as of September 30, 2009 and September 30, 2008). The amount available under this agreement is $215,000. The outstanding balance at September 30, 2009 and 2008 was $0 and
$210,070, respectively.   It is secured by EMF's real estate, as
well as Dynasil's guarantee.

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 5 - Debt (continued)

Long-term Debt

Long-term debt at September 30, 2009 and 2008 consisted of the following:


                                                             2009         2008
                                                            ------       ------
  Note payable to bank in monthly installments of
  $8,727 including interest of 7.8% through October 2011
  (after October 2011, the interest rate will adjust every
  five years to the Federal Home Loan Bank of NY Advance
  Rate plus 2.8%), maturing on October 1, 2026, secured by
  a mortgage on the Ithaca, New York real estate           $979,187   $1,005,344

  Note payable to Ithaca Urban Renewal Agency for
  Lease of land in Ithaca, New York for 99 years
  with the option to purchase said land for $26,640
  after May 2008                                             16,389       18,535

  Note payable to bank in monthly installments of $174,359
  including interest at 6.0%, through June 2013, secured
  by substantially all Dynasil and subsidiary assets
  except EMF real estate.                                 7,140,744    8,743,620

  Note payable to a related party in which the former
  owners of RMD and current officers of RMD have a
  financial interest, bears interest at 8% through
  September 30, 2009, increased to 9% effective
  October 1, 2009, due October 1, 2010, unsecured.        2,000,000    2,000,000

  Note payable to former owner of EMF in connection with
  EMF acquisition, bears interest at 7.8% - repaid in
  2009                                                       -0-*        60,022*
                                                          ---------   ----------
                                                        $10,136,320  $11,827,521
  Less current portion                                    1,749,524    1,649,101
                                                        -----------   ----------
                                                         $8,386,796  $10,178,420
                                                        ===========  ===========

* Interest expense of $8,315 was accrued and included in the outstanding balance as September 30, 2008.

The aggregate maturities of long-term debt, as of September 30, 2009 are as follows:

          For the year ending:
             September 30, 2011                   $ 3,842,174
             September 30, 2012                     1,958,084
             September 30, 2013                     1,734,971
             September 30, 2014                        38,709
             Thereafter                               812,938
                                                  -----------
                   Total                          $ 8,386,876
                                                  ===========

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 6 - Income Taxes

The Company's income tax expense (benefit) for the years ended
September 30, 2009 and 2008 are as follows:

                                            2009           2008
                                            ----           ----
      Current
       Federal                          $ 479,600       $274,300
       State                              178,662         98,700
       Utilization of NOL carryforwards  ( 45,200)      (282,300)
                                         --------       --------
                                         $613,062       $ 90,700
                                         --------       --------
     Deferred
       Federal                            (67,500)        28,200
       State                               10,900        (45,143)
                                         --------       --------
                                          (56,600)       (16,943)
                                         --------       --------
Income tax expense                       $556,462       $ 73,757
                                         ========       ========

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before income taxes at September 30, 2009 and 2008 are as follows:

                                                 2009         2008
                                                 ----         ----
Taxes at statutory rates applied to income
  before income taxes                          $716,600    $400,400
Increase (reduction) in tax resulting from:
  Depreciation                                  (39,500)   (115,300)
  Amortization                                 (251,700)    (62,900)
  Accounts receivable                            18,700     (19,300)
  Inventories                                    70,200     113,400
  Vacation pay                                    1,400     (24,200)
  Unfunded pension liability                     (9,700)     12,300
  Deferred compensation                           3,700      (6,100)
  Other                                          12,500       6,900
  State income taxes                            136,062    (129,820)
  Benefit of net operating loss carryforwards   (45,200)   (292,700)
  Deferred income taxes                         (56,600)    191,077
                                               ---------   --------
                                               $556,462    $ 73,757
                                               ========   =========

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets (liabilities) at September 30, 2009 and 2008 are as follows:

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 6 - Income Taxes (continued)

                                                 2009         2008
                                                 ----         ----
Inventories                                 $ 335,400      $ 253,000
Vacation pay                                  102,000        100,400
Unfunded pension liability                     26,100         37,600
Deferred compensation                           4,400           -0-
Accounts receivable                            57,100         49,800
Depreciation                                 (268,300)      (107,300)
Net operating loss carryforwards               33,400         64,000
Amortization of intangibles and goodwill          -0-        (74,500)
State deferred taxes                           20,600         20,600
Less valuation allowance                          -0-       (110,100)
                                            ----------     ---------
                                             $290,100      $ 233,500
                                            ==========     =========

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

At September 30, 2009, the Company has no further net operating loss carryforwards to offset future taxable income for federal tax purposes. In addition, the Company has approximately $445,532 of net operating loss carryforwards to offset certain future state taxable income, expiring in various years through 2013.

Note 7 - Stockholders' Equity

During the year ending September 30, 2008, Mr. Craig Dunham exercised his remaining 613,627 warrants at $.225 per share for $138,066.

On February 3, 2009, Dynasil stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of common shares from 25,000,000 to 40,000,000 and the authorized number of preferred shares from 10,000,000 to 15,000,000.

Convertible Preferred Stock

On October 2, 2006 the Company sold 710,000 shares of a Series B 10% Cumulative Convertible Preferred Stock in a private placement. The stock was sold at a price of $1.00 per share. Total expenses for the stock placement were $10,000. No underwriting discounts or commissions were paid in connection with the sale. Each share of preferred stock carried a 10% per annum dividend and was convertible to 1.33 shares of common stock at any time by the holders and was callable after two years by Dynasil at a redemption price of $1.00 per share. Proceeds of the preferred stock sale were primarily used to acquire the capital stock of EMF and for related acquisition costs. Dynasil called all of these shares for redemption on November 30, 2009 and all of the shares were converted to common stock (see Note 14) on November 30, 2009 prior to their redemption.

On July 5, 2008 the Company sold 5,256,000 shares of a Series C 10% Cumulative Convertible Preferred Stock in a private placement. The stock was sold at a price of $1.00 per share. Total expenses for the stock placement were $0. No underwriting discounts or commissions were paid in connection with the sale. Each share of preferred stock carries a 10% per annum dividend and is convertible to 0.40 shares of common stock at any time by the holders and is callable after two years by Dynasil at a redemption price of $1.05 per share. Proceeds of the preferred stock sale were primarily used for the acquisition of RMD, for related

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 7 - Stockholders' Equity (continued)

Convertible Preferred Stock (continued)

acquisition costs, and for general working capital.

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

The Plans also allow eligible persons to be issued shares of the Company's common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum shares of common stock which may be issued under the Plans are 3,750,000 shares, of which 1,400,729 shares of common stock are available for future purchases under the Plan at September 30, 2009 in addition to outstanding stock options.

The Company will be presenting a new Stock Incentive Plan to stockholders for approval at the February 3, 2010 Annual
Meeting. The maximum number of shares of common stock which may be issued under the new Plan is 6,000,000.

A summary of stock option activity for the years ended September
30, 2009 and 2008 is presented below:

                                                               Exercise Price
                                                   Shares         Per Share
                                                  ---------    --------------
Options outstanding at October 1, 2007             281,459      $0.40 - $2.00
                                                   -------
Granted in 2008                                    562,266      $2.00 - $4.00
Exercised in 2008                                     -0-
Cancelled in 2008                                     -0-
                                                   -------
Options outstanding at September 30, 2008          843,725      $0.40 - $4.00
                                                   -------
Granted in 2009                                    707,116      $1.40 - $2.65
Exercised in 2009                                  (53,000)     $0.40 - $0.85
Cancelled in 2009                                 (147,000)     $0.85 - $2.89
                                                 ---------
Options outstanding at September 30, 2009        1,350,841      $0.51 - $4.00
Options exercisable at September 30, 2009        1,047,509      $0.51 - $4.00
                                                 =========

During the year ended September 30, 2009, 707,116 stock options were granted at prices ranging from $1.40 to $2.65 per share and 53,000 options were exercised. Of the options granted in 2009, 121,666 of the granted stock options could not be exercised until 2010 and 111,666 of the granted stock options could not be exercised until 2011, therefore the stock-based compensation expense will be recognized at that time. Of the exercised options, 13,000 options had an exercise price of $0.85 per share with $11,050 paid in cash, and 40,000 options had an exercise price of $0.40 per share with $16,000 paid in cash. During the year ending September 30, 2009, 147,000 options were cancelled, with prices ranging from $0.85 to $2.89 per share.

During the year ended September 30, 2008, 562,266 stock options were granted at prices ranging from $2.00 to $4.00 per share and -0- options were exercised. Of

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 7 - Stockholders' Equity (continued)

Stock Based Compensation (continued)

the options granted in 2008, 100,000 of the granted stock options cannot be exercised until October 15, 2009 or later, and therefore the stock-based compensation expense of $18,043 will be recognized at that time if they become exercisable. No options were cancelled during the year ended September 30, 2008.

For the year ended September 30, 2009, total stock-based compensation charged to operations for option-based arrangements amounted to $133,998. At September 30, 2009, there was approximately $71,437 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

For the year ended September 30, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $159,950. At September 30, 2008, there was approximately $18,043 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

During the year ended September 30, 2009, the Company issued
40,075 shares of common stock valued at an average of $1.25 per share to directors in lieu of Director's Fees totaling $50,165.

During the year ended September 30, 2008, the Company issued 7,994 shares of common stock valued at an average of $1.97 per share to a director in lieu of Director's fees totaling $15,750. The Company also issued 4,635 shares of common stock valued between $2.00 and $2.15 per share totaling $9,386 to employees as compensation.

The fair value of the stock options granted and warrants issued were estimated on the date of grant using the Black Scholes option-pricing model. Based on the list of assumptions presented below with numbers shown for the most recent grant, the weighted average fair values of the options granted during the years ended September 30, 2009 and 2008 is $0.28 and $0.30 per share, respectively.

                                                  2009     2008
                                                  ----     ----
      Expected life in years                     3          3
      Risk-free interest rate                    4.02%      4.47%
      Expected volatility                       29.96%     32.50%
      Dividend yield                             0.00%      0.00%

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan which permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 159,492 and 156,159 shares have been issued as of September 30, 2009 and 2008, respectively.

During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000. During the years ended September 30, 2009 and 2008, 3,755 shares, and 8,759 shares of common stock were issued under the Plan for aggregate purchase prices of $6,352 and $16,317, respectively.

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 8 - Retirement Plans

401(k) Plans

The Company has savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the "401k Plans"). Pursuant to the 401k Plans, employees may contribute up to the maximum amount allowed by the 401k Plans or by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company made contributions to the plans during the years ended September 30, 2009 and 2008 of $55,093 and $64,649, respectively.

Defined Benefit Pension Plan

EMF has a defined benefit pension plan covering hourly employees. The plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen. Accordingly, accrued benefit costs are classified as a current liability on the consolidated balance sheet. The following relates to the Company's defined pension plan as of September 30, 2009 and 2008:


                                                   2008       2007
                                                 --------   --------

Pension benefit obligation as of September 30   $369,683   $393,554
Fair value of plan assets as of September 30    (308,350)  (296,761)
                                                --------   --------

Excess of benefit obligation over plan assets   $ 61,333   $ 96,793
                                                ========    =======

Amounts recognized on the balance sheet as:
  Accrued benefit costs (in accrued expenses)   $ 61,333   $ 96,793
                                               =========    =======

Discount rate on the benefit obligation- based     6.01%      5.88%
   on 24-month average segmented rates
Rate of expected return on the plan assets         5.00%      5.50%

Pension expense (benefit)                      ($26,631)   $43,410
Company contributions                           $ 6,093    $ 7,202


Note 9 - Related Party Transactions

During the years ended September 30, 2009 and 2008, building lease payments of $114,000 and $114,000 were paid to Optometrics
Holdings, LLC in which Laura Lunardo, Optometrics' COO has a 50% interest.

During the years ended September 30, 2009 and 2008, building lease payments of $760,985 and $188,055, were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family, the Company's President of RMD Research.

On September 30, 2008, a loan for $2,000,000 was completed with a company in which the Company's President of RMD Research, Dr. Gerald Entine, and Vice-President of RMD Instruments, Mr. Jacob Pastor, have greater than 90% interest. The loan currently bears interest at 9% and a balloon payment of all principal is due on October 1, 2010. Interest expense for the year ended September 30, 2009 was $160,000.

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 10 - Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2013. One of the Company's facilities is leased from a company controlled by the former owner of RMD, who is also currently President of the Company's RMD Research subsidiary. This lease expires in June 2013. One of the Company's facilities is leased from a company controlled by the former owners of Optometrics, one of whom is also currently the Optometrics' Chief Operating Officer. This lease expires in March 2013. Rent expense for the years ended September 30, 2009 and 2008 amounted to $874,985 and $305,055, respectively. Future non-cancelable minimum lease payments under property leases as of September 30, 2009 are as follows:

          Year ending September 30,
             2010                 $904,132
             2011                 $935,737
             2012                 $968,607
             2013                 $768,263

Note 11 - Vendor Concentration

The Company purchased $397,286 and $1,343,291 of its raw materials from one supplier during the years ended September 30, 2009 and 2008. As of September 30, 2009 and 2008, amounts due to that supplier included in accounts payable were $0 and $55,455.

Note 12 - Supplemental Disclosure of Cash Flow Information:

                                                2009       2008

       Cash paid during the year for:
          Interest                           $721,343   $241,777
                                             =========   =======
          Income taxes                       $142,416   $ 33,040
                                             =========   =======

       Non-cash investing and financing activities:

Acquisition of Assets of RMD Corporation on July 1, 2008:

       Fair market value of current assets acquired        $1,749,347
       Property, plant and equipment                           89,657
       Intangibles and goodwill                            18,964,563
       Fair market value of liabilities assumed              (450,316)
                                                            ---------
       Total cost of acquisition                           20,353,251
       Common stock issued to seller                       (7,552,100)
                                                           ----------
       Net cash paid for RMD                              $12,801,151
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

                    DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009 and 2008

Note 13 - Segment Reporting

Dynasil's business breaks down into two segments: optics/photonics products and instruments and contract research. Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The optics/photonics products and instruments segment manufactures optical materials, components, coatings and specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors. Our contract research segment is one of the largest small business participants in U.S. government-funded research.

Segment Financial Information                        Optics/
                                     Contract        Photonics
                                     Research        Products and
                                                     Instruments     Total
                                     --------        ---------       -----
Revenues from external customers    $19,968,544     $14,395,130   $34,363,674
Depreciation & Amortization              64,414         882,518       946,932
Operating Income                      1,658,231       1,184,846     2,843,077
Interest Expense                        202,820         532,497       735,317
Income Tax Expense                      492,104          64,358       556,462
Net Income                              963,305         587,993     1,551,298

Assets                                9,627,634      21,595,142    31,222,776
Capital Expenditures                     84,568         361,078       445,646

The contract research segment (RMD Research) was acquired on July 1, 2008, so there is only one full year of results for this segment. Therefore, the figures above only reflect information for the year ended September 30, 2009.

Note 14 - Subsequent Events

The Company has evaluated subsequent events through December 22, 2009, the date the financial statements were available to be issued.

On November 30, 2009, Dynasil issued an aggregate of 946,431 shares of its Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 710,000 shares of its Series B 10% Cumulative Convertible Preferred Stock (the "Series B Preferred Shares"). Dynasil had previously called all of the Series B Preferred Shares for redemption on November 30, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Not Applicable.

ITEM 9A (T). CONTROLS AND PROCEDURES

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

The Company's management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in "Internal Control - Integrated Framework."

Based upon the Company's assessment, management has concluded that, as of September 30, 2009, the Company's internal control over financial reporting is effective based upon those criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the course of the last fiscal year, we evaluated the internal controls of our recently acquired RMD subsidiaries and implemented improved controls to be consistent with the rest of the Company. There has been no other change in our internal control over financial reporting in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

OTHER INFORMATION

There is no additional information required for disclosure on Form 8-K during the fourth quarter, which was not already disclosed.

                                PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE
          GOVERNANCE

Our directors were elected to serve for a one-year term at our Annual meeting of the shareholders held on February 3, 2009. All directors hold office until their successors are elected at the next annual meeting of the shareholders, scheduled for February 3, 2010.

Our executive officers and directors (current and proposed), and their ages at December 15, 2009, are as follows:

Name                        Age   Position
----                        ---   --------
Peter Sulick                 59    Chairman of Board, Chairman of Audit
                                   Committee
James Saltzman               66    Vice Chairman of Board
Craig T. Dunham              53    President, CEO, Director
Cecil Ursprung               65    Director
Gerald Entine                66    Director, RMD Research
President
Michael Joyner               51    Nominated to be a Director
David Kronfeld               62    Nominated to be a Director
Paul Weaver                  58    CFO through December 31, 2009
Richard Johnson              55    CFO beginning January 1, 2010
Laura Lunardo                58    Optometrics COO
K. Paul Tyra                 51    Vice President - Commercialization
Bruce Leonetti               56    Vice President - Optical Material Sales
Paul Schulz                  49    EMF President
Mark Caldwell                43    RMD Instruments General
Manager

None of the above persons is related to any other of the above-named persons by blood or marriage.

Craig Dunham, 53, Dynasil President and CEO, invested in Dynasil and then joined the Company in October 2004 as President, CEO and a Director. Prior to joining Dynasil, he spent about one year partnering with a private equity group to pursue acquisitions of mid-market manufacturing companies. From 2000 to 2003, he was Vice President/General Manager of the Tubular Division at Kimble Glass Corporation. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated in manufacturing, engineering, commercial, and general management positions. At Corning, he delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr. Dunham earned a B.S. in Mechanical Engineering and an M.B.A. from Cornell University.

Peter Sulick, 59, Chairman, Audit Committee Chairman, and the Board's Financial Expert, joined the Board on June 12, 2008.
Mr. Sulick is currently President and CEO of AmeriSite, LLC, a family-owned real estate development and investment company.
Mr. Sulick's business background includes the founding of Independence Broadcasting Corporation, PowerFone Inc., SSPCS Corp. and AmeriSite, LLC. Starting in 1985, Mr. Sulick founded and led telecommunications companies that were later acquired by Nextel and T-Mobile. In the early part of his career, Mr. Sulick was a principal financial officer for Cablevision Systems and has also held several senior-level financial positions at the Communications Operations Group of ITT. He began his career in the audit department at Arthur Andersen & Co, in New York City following graduate school. He is a certified public accountant who earned his MBA in finance from the University of Massachusetts and a B.S. in Business Administration from The Citadel.

James Saltzman, 66, Vice Chairman, has been a member of the Board since 1992. From January 1999 until September 2009, Mr. Saltzman was Dynasil's Chairman. Mr. Saltzman has been involved in the investment community since October 1969 where he has invested in both public and private corporations. He helped found several companies which have been purchased by larger corporations, most recently Without-a-Box which was purchased by Amazon.com. In recent years, he has been a key source of potential acquisitions for Dynasil including Optometrics and RMD. Mr. Saltzman earned a BA degree from Franklin & Marshall College.

Cecil Ursprung, 65, Director, has been a member of the Board since February 1, 2007. Mr. Ursprung is the retired Chairman and CEO of Reflexite Corporation in Avon, Connecticut, a manufacturer of reflective products to enhance safety and optical films used to manage light in LCD displays. He had been with Reflexite since 1983 and led the revenue growth of that company from $2.5 million to approximately $100 million. He is a frequent speaker on topics such as business strategy development, employee motivation, business ethics, executive compensation, employee ownership and the effective use of outside boards. His education includes a degree in Economics and Finance from Baylor University, an MBA from Washington University in St. Louis, and post-graduate work at the University of Michigan.

Dr. Gerald Entine, 66, Director and RMD Research President, is a founder and former majority stockholder of RMD, Inc and RMD Instruments, LLC. He was elected to the Dynasil Board of Directors on June 24, 2009. He has more than 40 years of experience in both applied and basic scientific research in optics, nuclear sensors and instrumentation and related physics or biophysics-based technologies. Dr. Entine received his B.Sc. in Physics/Biophysics and M.A. in Physics from the University of Pennsylvania. He received his Ph.D. in physics from the University of California at Berkeley under the direction of two Nobel Laureates: Dr. Melvin Calvin and Dr. Owen Chamberlain. Dr. Entine then joined Tyco Laboratories, a high technology research center in Boston, and conducted studies in semiconductor sensors until 1974, when he founded RMD with technology that RMD acquired from Tyco. Dr. Entine continues to be involved in research, and has been the Principal Investigator on numerous research contracts and grants funded both privately and by government. Dr. Entine is currently an Adjunct Research Assistant Professor in the Department of Neurology at the Bowman Gray School of Medicine. His publications include works in Physics and Instrumentation (48), Basic Chemistry (22), and Medicine and Biophysics (51).

Dr. Michael Joyner, M.D., 51, nominee for Director, serves as the Associate Dean for research at Mayo Clinic and is the current Deputy Director for Research at Mayo Clinic in Rochester, Minnesota, as well as the associate program director of Mayo's Center of Translational Science Activities and a consultant in the Department of Anesthesiology. Dr. Joyner is recognized with the distinction of a named professorship, the Frank R. and Shari Caywood Professorship. He received his undergraduate and medical degrees from the University of Arizona. Dr. Joyner's work has been funded continuously by the NIH since the early 1990s. He held important editorial positions for key journals, served as an NIH study section member, and he received numerous national and international awards for his work on muscle blood flow and human physiology. A number of Dr.
Joyner's former fellows now direct independent research programs in the United States, Canada, Europe and Japan.

David Kronfeld, 62, nominee for Director, founded JK&B Capital (JK&B), a venture capital firm focused in the software, information technology and communications markets with over $1.1 billion of cumulative capital under management. Mr. Kronfeld is an experienced venture capital investor and telecommunications industry executive with over 30 years of experience. Prior to forming JK&B, Mr. Kronfeld was a General Partner at Boston Capital Ventures (BCV) where he focused on making venture capital investments in telecommunications and software companies. Before joining BCV, Mr. Kronfeld was Vice President of Acquisitions and Venture Investments with Ameritech where he was responsible for directing their venture capital investments in a broad array of telecommunications-related companies and all of Ameritech's mergers and acquisitions activities. In addition, Mr. Kronfeld was a Senior Manager at Booz Allen & Hamilton and a Systems Analyst at Electronic Data Systems (E.D.S.). He has been on four public company boards, and currently sits on the board of directors of NeuLion, Inc. In addition, he has served on over 30 private company boards of directors. Mr. Kronfeld earned a Bachelor of Science in Electrical Engineering with high honors, a Master of Science in Computer Science from Stevens Institute of Technology and a Master of Business Administration from The Wharton School of Business.

Laura Lunardo, 58, General Manager of Optometrics Corporation and Dynasil CFO until December 15, 2008, has been with Dynasil since the March 2005 acquisition of Optometrics. Previously, she had been a partner in Optometrics LLC with primary responsibilities for Sales & Marketing, Accounting, Finance and Administration, and was the CFO of Optometrics USA, Inc., the predecessor corporation to Optometrics LLC, since 1984. Ms. Lunardo earned her B.S. degree in Business and Accounting from Boston University in 1976.

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

Paul Weaver, 58, has been Chief Financial Officer since December 15, 2008 and will continue in that role until December 31, 2009. Previously, he was employed as a consultant for Thomas Group on a project to improve the readiness process of the U.S. Navy.
His corporate experience includes senior financial positions in manufactured consumer products, aviation service, and industrial packaging industries. He spent 22 years with Tyco Toys, Inc. where he was a member of the executive committee which took the company public and grew the business through both organic growth and acquisitions from a $33 million domestic company to a $750 multi-national. Mr. Weaver is a CPA and has a B.A. in Accounting from Rutgers University.

Mark Caldwell, 43, became General Manager of RMD Instruments on October 20, 2008. Prior to joining Dynasil, he was CEO of Gefran, Inc. in Winchester, MA, a leading manufacturer of process sensors and instrumentation for machine controls, where he spent fourteen years in various capacities including General Manager, Operations Manager, Engineering Manager, and Quality Assurance Manager. He also worked at Raytheon and Atlantic-Tracy in engineering and sales roles. Mr. Caldwell holds a MMS in Manufacturing Engineering from the University of Massachusetts and a BS in Industrial Technology from the University of Lowell.

Richard A. Johnson, 55, joined the Company on November 30, 2009 to start his training and will become Chief Financial Officer on January 1, 2010. Most recently, Mr. Johnson, 55, served as
Chief Financial Officer for Tejas

Research and Engineering, an engineering and manufacturing firm in the oil and gas industry, from January through September of 2009. He served as COO at Mondrian-Hall, Inc., Canada's leading supplier of imaging equipment, supplies and service to the technical, display graphics and photo marketplace, from 2006 to 2007. From 1989 until 2006, he held numerous financial positions of increasing responsibility, including Treasurer, VP Finance, and CFO at Charrette Corporation, a firm that serviced the printing and design industries. In those positions, Mr. Johnson helped to increase that company's annual revenues from approximately $40 million to $130 million. Over the course of his career, Mr. Johnson has been involved in or led more than 20 acquisitions in all aspects of the acquisition process. He also has significant experience with a wide range of financing activities and structures. Mr. Johnson has a B.S. and an M.B.A. in Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2009 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 except for two Form 4 filings for Mr. Cecil Ursprung, one Form 4 Filing for Mr. James Saltzman, and two Form 4 filings for Mr. Peter Sulick which were late due to administrative oversights and included a total of 5,103 shares paid for Directors compensation, 19,000 shares gifted by Mr. Ursprung, 41,871 options awarded to Mr. Sulick and 10,000 shares purchased by Mr. Saltzman in an option exercise.

Code of Ethics

The Company adopted a revised Code of Conduct for all employees on December 23, 2008. The Company will provide a copy to any person without charge upon request in the manner set forth under item 1 on page 3 and it is posted on the Company website - www.dynasilcorp.com.


                   ITEM 11. EXECUTIVE COMPENSATION
                            Summary Compensation Table
                            --------------------------

                            Summary Compensation Table


Name and				     Stock         Option      All Other
Position     Year    Salary ($)    Bonus ($) Awards ($)    Awards ($)  Compensation($)  Total ($)
------------ ------  -----------  ---------- -----------  ----------- ----------------  ----------

Craig Dunham  2009  175,000                                                               175,000
President     2008  150,000        63,000                                                 213,000
and CEO

Gerald Entine 2009  325,000                                                19,312         344,315
RMD Research  2008   81,250                                                 4,828          86,078
President

Laura Lunardo 2009  118,076        10,488                                   3,931         132,495
COO-          2008  115,931        41,928                                  12,492         170,351
Optometrics


Executive Compensation

Executive Compensation Philosophy

Dynasil's current executive compensation philosophy is outlined below. When companies are acquired, we typically do not immediately change existing salary and benefits so there may be significant differences versus our compensation philosophy for extended periods of time. We prefer employees to be "at will" in general but employment agreements are utilized where the Board sees it as advisable. The Board will deviate from these philosophies when necessary to attract and retain strong people. An equity compensation plan for employees and executives is currently being investigated. Here are the key points of our current executive compensation philosophy:

    - Moderate base pay where the midpoint of the Company's salary is typically set at 90%-100% of the median salary for comparable companies from a national salary survey. Adjustments may also be made for differences in regional salary costs. National salary survey data is routinely used for annual executive compensation reviews. The current salary survey being used is the National Executive Compensation Survey by The Management
      Association of Illinois in cooperation with nineteen other Employer Association Group members. This survey provides data according to company size.
    - Excellent incentive compensation to offset the moderate base pay and provide strong rewards for strong performance.
    - Competitive benefits.
    - No perquisites or "perks".

In order to ensure that stockholders get a reasonable return on their investment prior to the payment of corporate executive bonuses, the current corporate bonus plan includes a formula approved by Dynasil's Board each year to determine the maximum allowable bonus payout. For fiscal year 2009, the maximum allowable "corporate bonus pool" payout was limited to 15% of Dynasil's net profits before taxes after subtracting an amount equal to a
12% annual return on Dynasil's stockholders' equity (using the average stockholders' equity based on quarterly balance sheets).
For fiscal year 2010, the maximum allowable "corporate bonus pool" payout will be limited to 12% of Dynasil's operating
income (before interest and taxes) after subtracting an amount equal to a 12% annual return on Dynasil's stockholders' equity
(using the average stockholders' equity based on quarterly
balance sheets).  In the event that the sum of individual
bonuses exceeds the maximum allowable bonus payout, all bonus payouts are be reduced by the same percentage required to not
exceed the maximum bonus payout.   For fiscal year 2009, Dynasil
profitability equaled the 12% return to stockholders but did not exceed that level. Therefore, no corporate bonuses were or will be paid for fiscal year 2009. Each corporate executive has a targeted bonus percentage with a "balanced scorecard" set of objectives which includes 25% to 50% of the bonus calculation based on corporate profitability. The objectives for each executive are mostly numerical objectives such as profit and revenue dollars, but they may also be based on completion of milestone objectives. Corporate bonus payouts are made on an annual basis after audited financial results are completed and must be approved by the Board prior to payout. The current corporate participants in this bonus plan are the CEO, CFO and Controller.

The employment agreement with Craig T. Dunham, President and CEO, commenced on October 1, 2004 for an initial three-year period, after which it automatically renews for one-year terms, unless terminated by either party upon ninety days written notice prior to the end of any term or for cause. Under the terms of the employment agreement, Mr. Dunham works full time for the Company and if Dynasil terminates the agreement for any reason other than "cause" (as defined), he is entitled to receive 30% of his base salary at the time of termination plus continued health care benefits for six months. Effective October 1, 2007, the Compensation Committee increased Mr. Dunham's base salary to $150,000 and modified his bonus plan. In view of the Company's significant growth is fiscal year 2008, the Compensation Committee increased Mr. Dunham's base salary to $175,000, which the Board believed was equivalent to 90% of the median salary for chief executive officers of comparably sized entities. For Fiscal Year 2009, Mr. Dunham's bonus was targeted at 60% of his base pay but there were no corporate bonuses paid as described above. For Fiscal Year 2010, Mr. Dunham's bonus is again targeted at 60% of base pay with 50% weighting on operating profits and the remainder calculated based on revenue, acquisitions and commercialization results.

An employment agreement with Laura Lunardo, Chief Financial Officer of the Company through December 15, 2008 and Chief Operating Officer of its Optometrics Corporation subsidiary
("Optometrics"), commenced on March 9, 2005 and ended on March
10, 2008 when she became an "at will" employee consistent with the Company's current executive compensation philosophy. On
March 10, 2008, Ms. Lunardo's salary
was increased from $100,000 to $125,000 and her individual bonus remained at 5% of Optometrics' net profits before taxes. In order to be consistent with the Company's executive compensation philosophy, perquisites that were previously provided to Ms. Lunardo are being phased out. In accordance with that philosophy, a 6% extra contribution to Ms. Lunardo's 401(k) pension plan and health club benefit were eliminated effective March 2008 and her company car benefit was eliminated when the car lease ended in April 2009. Otherwise, Ms. Lunardo has standard Optometrics benefits. For fiscal year 2008, the Board of Directors awarded Ms. Lunardo an additional $10,000 cash bonus for her contributions as its interim Chief Financial
Officer and role in implementing the Company's management controls project pursuant to the Sarbanes-Oxley Act of 2002.

As part of the Company's acquisition of RMD, employment agreements were entered into with RMD's former owners that maintained their compensation at then current levels. Dr. Gerald Entine's Former Owner Work Continuation Agreement provides for Dr. Entine's employment as RMD's President for a period of 18 months starting July 1, 2008, extendible by mutual agreement for an additional 6 months thereafter. Under that agreement, Dr, Entine receives a base salary of $325,000 per year, business expense reimbursements (including reimbursement for home office expenses) and standard RMD employee benefits. The agreement also requires Dr. Entine to maintain confidentiality and not compete with Dynasil or RMD for a five year period. If Dynasil or RMD terminates the agreement for any reason other than "cause" (as defined), Dr. Entine is entitled to receive 20% of his base salary at the time of termination. The terms of the agreement are similar to Dr. Entine's pre-transaction compensation package, although it is not consistent with Dynasil's current executive compensation philosophy.

Mr. Jacob Paster's Former Owner Work Continuation Agreement provides for Mr. Paster's employment as Vice President of RMD Instruments for a period of 24 months starting July 1, 2008. Under that agreement, Mr. Paster receives a base salary of $250,000 per year, vested options exercisable for a 3 year period starting
July 1, 2008 to acquire 100,000 shares of Dynasil common stock at an exercise price of 33% above market price, options exercisable for a 3 year period starting July 1, 2008 to acquire an additional 20,000 shares of Dynasil's common stock at an exercise price of 33% above market price which were cancelled on October 15, 2009 because RMD Instruments did not meet certain revenue objectives, customary business expense reimbursements, reimbursement for apartment rental expense of $2,625 per month through October 2008 and customary employee benefits. The agreement also requires Mr. Paster to maintain confidentiality and not compete with Dynasil or RMD for a five year period. If Dynasil or RMD terminates the agreement for any reason other than "cause" (as defined), Mr. Paster will be entitled to receive 20% of his annual base pay at the time of termination.
The base compensation in the agreement is similar to Mr.
Paster's pre-transaction compensation package, although it is not consistent with Dynasil's current executive compensation philosophy.

Mr. Richard A. Johnson will become Chief Financial Officer on January 1, 2010 and has an Employment Agreement with a twenty-four (24) month term. Mr. Johnson's compensation package includes an annual salary of $150,000, eligibility for a target bonus payout of 33% of base pay per fiscal year based on accomplishment of specific goals and he receives standard Dynasil benefits and expense reimbursements.

Outstanding Equity Awards at Fiscal 2009 Year-End


                         Option awards                          Stock awards
                         -------------                          ------------
                                                        Number of         Market Value of
           Number of Securities                         Shares or Units   Shares or Units
          Underlying Unexercised     Option    Option     of Stock That     of Stock That
                  Options(#)         Exercise  Expiration   Have Not       Have Not
Name     Exercisable  Unexercisable  Price($)   Date       Vested(#)        Vested
----    -----------   ------------   --------  --------   ----------       ---------
Craig
Dunham       0             0            0         0            0               0

Gerald
Entine       0             0            0         0            0               0

Laura
Lunardo      0             0            0         0            0               0


At this time, none of the Company's Named Executive Officers have unexercised Option Awards or non vested Stock Awards.


Directors' Compensation

According to a policy begun in July 2008, each non-employee Director is paid $36,000 per year, with at least 50% of that amount to be paid in the form of stock options. Directors are required to attend regularly scheduled quarterly Board Meetings, as well as additional special meetings. In addition, in view of their additional responsibilities and obligations, the Chairman received an additional $9,000 per year and the Audit Committee Chairman and Board's Financial Expert received an additional
$5,000 per year. The July 2008 change was initiated to provide competitive directors' compensation commensurate with the tripling of Dynasil's revenues resulting from the July 1, 2008 acquisition of RMD. Prior to making that change, and during multiple board meetings, Dynasil's Directors reviewed directors' compensation data from the National Association of Corporate Directors ("NACD") and Silicon Valley companies and engaged in extensive discussions regarding the appropriate level of directors' compensation. This data was used to revise the Directors' compensation to a level that Dynasil's Directors believed was comparable to that paid by similar companies.
Further, one of the best practices recommended by the NACD data was to pay at least half of directors' compensation in stock or stock options. Accordingly, the Dynasil Directors revised their board compensation package to pay 50% of Directors' fees in stock options which are issued on an annual basis following the election of Directors at the annual meeting. For the remaining
50% of Directors' fees, each Director has the choice to be paid in any combination of monthly cash payments, quarterly stock payments (at the quarter's average market price) and/or annual stock options. The terms for the stock options generally include a three to five year exercise period from the initial issue date, an exercise price set at a 33% premium to the market price at the time of issue and the value is determined based on Black-Scholes methodology. In addition, all reasonable expenses incurred in attending meetings are reimbursed by the Company and Directors are eligible for other stock options and grants.

In July 2009, First Niagara Consulting, an independent compensation consulting firm, was engaged to review the Company's Board and Chair compensation program as compared to the programs offered by comparable companies. The analysis was based on 2008/2009
ECS and NACD Director Compensation Surveys and showed that Dynasil's overall directors' and audit committee chair compensation levels were moderately lower than comparable companies. In view of current economic conditions, the Board elected not to change its compensation programs in those areas. However, the analysis of Dynasil's Board chair compensation level indicated a significant shortfall relative to comparable companies. The Company's disinterested directors unanimously concluded that the then current Chairman, Mr. James Saltzman, had recently and was continuing to provide services to Dynasil which warranted targeting the 75th percentile of market for similar sized public companies and that the comparable compensation for that level of services was approximately $80,000 per year. As a result, effective August 1, 2009, the annual fees paid to Mr. Saltzman for his services as the Company's Chair were increased from $9,000 to $44,000 to equal total compensation of $80,000.
In recognition that past Directors' fees paid to Mr. Saltzman had not adequately reflected the value to the Company of the services provided and responsibilities handled by Mr. Saltzman as Chair of the Company, the Company's disinterested directors also authorized a one-time equity grant of $85,000 to Mr.
Saltzman. Fifty percent (50%) of that one time grant to Mr. Saltzman was paid in the form of common stock and the remainder was in the form of stock options at a strike price of $2 per share that shall vest over a three year period.

On September 11, 2009, Mr. Peter Sulick was unanimously elected Chairman of the Dynasil Board of Directors, with an increase in his total annual compensation rate from $41,000 to a total of $65,000 per year, which approximates the median market compensation of board chairs for similar sized public companies. In addition, on October 13, 2009, in recognition of the significant time commitment expected as Chairman, Mr. Sulick was granted options to acquire 400,000 at an exercise price of $4.00 per share that vest quarterly over a four year period. At that time, Mr. Saltzman assumed the newly created position of Vice Chairman without any change in his compensation.

Additional details of the comparable company data used to revise Director's compensation as well as additional details regarding the plan is available in the Company's Periodic Report on Form 8-K dated July 15, 2008. These fees are in addition to fees paid or stock or option awards that may be paid or granted to induce an individual to join Dynasil's Board of Directors.

Directors' Compensation For Fiscal Year Ending September 30, 2009

               Fees earned or
               Paid in   Stock       Option         All other
Name           cash($)   awards($)   awards($)      compensation($)  Total ($)
------------- ---------  ---------   ----------     ---------------  ---------
James Saltzman
(1)(4)          23,834    26,416     85,585                          $135,835

Cecil Ursprung
(1)(2)                    18,000     18,000                            36,000

Peter Sulick
(1)(3)                     5,750     53,000                            58,750

(1) On March 1, 2009, stock options were issued to all three outside Directors to cover their standard stock option portion of Directors' fees plus the cash, stock or options portion of their fees which they elect to receive in stock options through February 2010. These options were issued at $1.58 per share, which was 33% above the market price of $1.19 per share with a three year term. A total of 290,246 options were issued with a total Black-Scholes value of $86,000.

(2) Mr. Ursprung elected to receive 100% of the cash, stock or options portion of his Directors' fees in shares of Dynasil common stock which was issued at quarter average market prices which ranged from $1.06 to $1.65 per share. A total of 12,578 shares of common stock were issued with an aggregate market value of $18,000 at time of issue and for an average price per share of $1.43 per share.

(3) Since March 1, 2009, Mr. Sulick has elected to receive 100% of the cash, stock or options portion of his Directors' fees, as well as his compensation for chairing the Audit Committee in options. During the period from October 1, 2008 to February 28, 2009, Mr. Sulick's 2008 Director's compensation was paid in options previously issued in July of 2008 and the remaining
$5,750 in the form of Dynasil common stock issued at quarter ending market prices which ranged from $1.06 to $1.65 per share.
A total of 3,725 shares of common stock were issued with an aggregate market value of $5,750 at time of issue and for an average price per share of $1.54 per share. Mr. Sulick was granted 41,871 stock options on September 30, 2009 as payment for 6 months of chairing the Board of Directors. At that time, the most recent market price was $1.99 per share, the option exercise price was $2.65 per share, the options granted had a three year exercise period, and were valued at $12,000.

(4) Mr. Saltzman elected to receive 100% of the cash, stock or options portion of his Directors' fees in cash for basic Board fees. Mr. Saltzman elected to receive the $9,000 for being Chairman of the Board of Directors in options. Effective August 1, 2009, the annual fees paid to Mr. Saltzman for his services as the Company's Chair were increased from $9,000 to $44,000. Additionally, in recognition that previous directors' fees paid to Mr. Saltzman had not adequately reflected the value to the Company of Mr. Saltzman's services and responsibilities as Chair of the Company, a one-time equity grant of $85,000 was made to Mr. Saltzman. This grant was in the form of 22,772 shares of common stock, which at the then market price of $1.16 per share had a value of $26,415 at the time of issue, with the remainder in the form of options to acquire 200,000 shares of stock at an exercise price of $2 per share stock options (60% above the then current market price) that vest over a three year period, with a Black-Sholes value of $58,585.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

       The following table sets forth the beneficial ownership of the Common Stock of the Company as of September 30, 2009 by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and required executive officers who owns shares of common stock and by all directors and executive officers as a group:


Title      Name and Address             No. of Shares and nature of   Percent of
of Class   of Beneficial Owner          Beneficial Ownership(1)       Class
--------   -------------------          ---------------------------   ----------

Common     Craig Dunham (4)(8)               3,115,715                 26.7%
           385 Cooper Road
           West Berlin, NJ 08091

Common     Gerald Entine (7)                 4,363,098                 38.1%
           44 Hunt Street
           Watertown, MA 02472

Common     James Saltzman (1)(2)(3)(8)         643,490                 5.4%
           257 Stanford Place
           Newtown, PA  18940

Common     Peter Sulick (1)(6)(8)              629,502                 5.3%
           3295 Ft. Charles Dr.
           Naples, FL 34102

Common     Cecil Ursprung (1)(5)               293,617                 2.5%
           27 Walbridge Road
           West Hartford, CT  06119

Common     Laura Lunardo                       156,391                 1.4%
           8 Nemco Way
           Ayer, MA 01432

All Officers and Directors
as a Group (1)                               9,240,067                71.6%
--------------

(1)The numbers and percentages shown include shares of common stock issuable to the identified person pursuant to stock options that may be exercised within 60 days. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2009 was 11,440,097.

(2)James Saltzman disclaims beneficial ownership of 243,206 shares owned by Saltzman Partners.

(3)Includes options to purchase 144,648 shares of the Company's common stock at $4.00 per share, options to purchase 54,873 shares of the Company's common stock at $3.06 per share, options to purchase 91,124 shares of the Company's common stock at $1.58 per share, options to purchase 66,667 shares of the Company's common stock at $2.00 per share, shares of Series B Preferred Stock that are convertible into 19,995 shares of common stock, and shares of Series C Preferred Stock that are convertible into 40,400 shares of common stock.

(4)Includes shares of Series B Preferred Stock that are convertible to 231,276 shares of common stock and Series C Preferred Stock that are convertible to 20,000 shares of common stock. Also includes 1,000,000 shares of common stock held in the Dunham Family Limited Liability Company of which Mr. Dunham is the sole managing member and over which he has sole dispositive and voting power.

(5)Includes options to purchase 80,000 shares of the Company's common stock at $2.00 per share, options to purchase 31,356 shares of the Company's common stock at $3.06 per share, options to purchase 60,749 shares of the Company's common stock at $1.58 per share, and shares of Series C Preferred Stock that are convertible into 100,000 shares of common stock.

(6) Includes options to purchase 80,000 shares of the Company's common stock at $3.08 per share, options to purchase 51,389 shares of the Company's common stock at $3.06 per share, options to purchase 138,373 shares of the Company's common stock at $1.58 per share, options to purchase 41,871 shares of the Company's common stock at $2.65 per share, shares of Series B Preferred Stock that are convertible to 86,645 shares of common stock and shares of Series C Preferred Stock that are convertible into 100,000 shares of common stock.

(7) Includes shares held in the names of his family and children's trusts.

(8) As a subsequent event, all Series B Convertible Preferred
Stock was converted to common stock on November 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financial Statement Note 9 of this 10-K is hereby incorporated by reference.

The opinion of the Board is that all three current outside
Directors and the two nominees for Director are considered to be independent as per the independence standards applicable to Dynasil.

ITEM 14. Principal Accounting Fees and Services

 (a)   Audit Fees

The aggregate fees billed or to be billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended
September 30, 2009 and 2008 and the reviews of the financial statements included in the Company's Forms 10-
Q during those fiscal years are $121,320 and $93,750, respectively.

(b)  Audit Related Fees

The aggregate fees billed or to be billed for professional services rendered by the Company's principal accountant for audit related fees for the fiscal years ended September 30, 2009 and 2008 were $0 and $63,220, respectively. The fiscal year 2008 fees related to due diligence fees of $28,220 for the RMD acquisition and RMD audit fees of $35,000.

(c)   Tax Fees

The Company incurred fees of $14,500 and $12,000 during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.


(d)  All Other Fees

The Company incurred fees of $1,440 for Sarbanes Oxley consultations by the Company's principal accountant during fiscal year 2009 and $1,800 during fiscal year
2008.

(e) Pre-approval Policies and Procedures

The Board of Directors has adopted a pre-approval policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence. All auditor fees were pre-approved during fiscal years 2009 and 2008.

                                 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed pursuant to Item 601 of Regulation S-K:

                                                                     Page
                                                                     ----
1. Financial Statements                                          following 14

         Report of Independent Registered Public Accounting Firm F-1 Consolidated Financial Statements:
         Balance Sheet as of September 30, 2009 and 2008             F-2
         Statements of Operations for the years ended
              September 30, 2009 and 2008                            F-3
         Statements of Stockholders' Equity for the years ended
              September 30, 2009 and 2008                            F-4
         Statements of Cash Flows for the years ended
              September 30, 2009 and 2008                            F-6
         Notes to Consolidated Financial Statements                  F-7

2. Exhibits

Exhibit
Number
2.01*     Lease Agreement, dated March 8, 2005 between Dynasil
          Corporation of America and Optometrics Holding LLC, filed on Form 8-K on March 8, 2005.

2.02* Asset Purchase Agreement, dated January 18, 2008 between Precision Optics Corporation and Optometrics
          Corporation, filed on form 8-K dated January 22, 2008.

2.03* Asset Purchase Agreement, dated July 1, 2008 by and between Dynasil Corporation of America, RMD Instruments Corp, RMD Instruments LLC, Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed on Form 8-K dated July 7, 2008.

2.04* Plan of Merger, dated July 1, 2008 by and among Dynasil Corporation of America, RMD Acquisition Sub, Inc., Radiation Monitoring Devices, Inc.,
          Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed on Form 8-K dated July 7, 2008.

2.05*     Lease Agreement, dated July 1, 2008 between RMD
Instruments, Inc             and Charles River Realty, filed on
Form 8-K on July 7, 2008.

2.06*     Lease Agreement, dated July 1, 2008 between Radiation
          Monitoring Devices, Inc. and Charles River Realty, filed on Form 8-K on July 7, 2008.

3.01*     Articles of Incorporation, as amended in the Proxy
          Statement filed January 4, 2008.

3.02*     Bylaws of the Corporation, as amended in the Proxy
          Statement filed January 4, 2008.

3.03*     Amendment to the Audit Committee Charter, filed with
          Form 10-KSB on December 23, 2008.

3.04*     Post Effective Amendment No. 2 to the Corporation
          Registration Statement on Form S-8 filed March 6, 2009.

10.01* Amendment to Craig T. Dunham employment agreement, filed on Form 8-K dated November 13, 2007.

10.02*    Employment agreement of Gerald Entine, filed on Form 8-
          K dated July 7, 2008.

10.03*    Employment agreement of Jacob H. Paster, filed on Form
          8-K dated July 7, 2008.

10.04*    Loan agreement dated July 1, 2008 with Susquehanna
          Bank for a $9,000,000 term loan and a $1,000,000 line of credit, filed on Form 8-K dated July 7, 2008.

10.05*    Loan agreement dated September 30, 2008 with RMD
          Instruments, LLC for $2,000,000, filed on Form 8K on
          October 6, 2008.

10.06* Amendment dated December 19, 2008 to $2,000,000 note with RMD Instruments, LLC which extends the maturity date by six months, filed with Form 10K-SB on December 23, 2008.

10.07*    Amendment dated May 8, 2009 to $2,000,000 note with
          RMD Instruments, LLC which extends the
          maturity date to October 1, 2010, filed with Form
          10-Q on May 15, 2009.

10.08*    Employment agreement of Richard Johnson, filed on Form
          8-K dated November 30, 2009.

14.01* Code of Conduct revised and approved on December 23, 2008 filed with Form 10-KSB on December 30, 2008.

31.1(a) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)


99.01     Press release, dated December 23, 2009, issued by
          Dynasil Corporation of America announcing its financial results for the fourth quarter ending September 30, 2009.

* Incorporated herein by reference

Reports on Form 8K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

- On July 1, 2009, a current report announcing the appointment of Paul Tyra as Vice President of Commercialization.

- On September 11, 2009, a current report announcing the election of Peter Sulick to Chairman of the Board of Directors and James Saltzman as Vice Chairman of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities
Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BY:      /s/ Craig Dunham
        ------------------
        Craig Dunham, President, CEO

DATED:  December 23, 2009
        ------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                   Title                           Date
 ---------                   -----                           ----
BY:  /s/ Peter Sulick      Chairman of the Board of        December 23, 2009
     ----------------      Directors, Chairman of          -----------------
      Peter Sulick          the Audit Committee

BY:  /s/ Cecil Ursprung    Director                        December 23, 2009
     ------------------                                    -----------------
     Cecil Ursprung

BY:  /s/ James Saltzman    Director                        December 23, 2009
     ------------------                                    -----------------
     James Saltzman

BY:  /s/ Gerald Entine    Director, President              December 23, 2009
     -------------------  RMD Research                     -----------------
     Gerald Entine

BY:  /s/ Craig T. Dunham   President and CEO               December 23, 2009
     -------------------                                   -----------------
     Craig T. Dunham

BY: /s/ Paul Weaver        CFO and Principal               December 23, 2009
    ---------------        Accounting Officer              -----------------
    Paul Weaver