Form 10-Q
period 2009-12-31
DYNASIL CORP OF AMERICA
filed 2010-02-16
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-Q
(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days) Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

    Large accelerated filer [  ]       Accelerated filer         [  ]
    Non-accelerated filer   [  ]       Smaller reporting company [XX]

Indicate by check mark whether the registrant is a shell company
Yes [ ] No[x]

The Company had 12,520,390 shares of common stock, par value $.0005 per share, outstanding as of February 8, 2010.

                   DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                      INDEX

PART 1.   FINANCIAL INFORMATION                                       PAGE 3
                                                                      ------

  Item 1.   Financial Statements

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009
             AND SEPTEMBER 30, 2009                                     3

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2009 AND 2008                    5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2009 AND 2008                    6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7


   Item 2.   Management's Discussion and Analysis of Financial         10
             Condition and Results of Operations.

   Item 3.   Quantitative and Qualitative Disclosures About            14
             Market Risk

   Item 4T.   Controls and Procedures                                  14


PART II.  OTHER INFORMATION                                            14

   Item 1.   Legal Proceedings                                         14

   Item 2.   Unregistered Sales of Equity Securities and Use           14
             of Proceeds

   Item 3.   Defaults Upon Senior Securities                           14

   Item 4.   Submission of Matters to a Vote of Security Holders       14

   Item 5.   Other Information                                         15

   Item 6.    Exhibits                                                 15

      Signatures                                                       16

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           December 31   September 30
                                                              2009           2009
                                                           (Unaudited)
                                                           ----------     ----------
Current assets
   Cash and cash equivalents                             $  2,212,093     $3,104,778
   Accounts receivable, net of allowance for doubtful
     accounts of $114,020 and $123,853 and sales
     returns of $23,405 and $18,916 for
     December 31, 2009 and
     September 30, 2009, respectively                       5,626,191      4,053,742
   Inventories                                              2,162,265      2,371,516
   Deferred tax asset                                         290,100        290,100
   Prepaid expenses and other current assets                  326,990        306,848
                                                           ----------     ----------
        Total current assets                               10,617,639     10,126,984

Property, Plant and Equipment, net                          2,676,642      2,744,724
Other Assets
   Intangibles, net                                         7,098,230      7,232,035
   Goodwill                                                11,054,396     11,054,396
   Deferred financing costs, net                               60,490         64,637
                                                           ----------     ----------
        Total other assets                                 18,213,116     18,351,068
                                                           ----------     ----------
        Total Assets                                      $31,507,397    $31,222,776
                                                           ==========     ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long term debt                      $ 1,775,585     $1,749,524
   Note to a related party                                  2,000,000          -0-
   Accounts payable                                           880,472        773,837
   Accrued expenses and other current liabilities           1,291,324      1,111,342
   Income taxes payable                                       153,564        507,122
   Billings in excess of costs                                480,548         60,448
   Dividends payable                                          131,400        149,150
                                                           ----------     ----------
        Total current liabilities                           6,712,893      4,351,423
Long-term Liabilities
   Long-term debt, net                                      5,634,703      6,386,796
   Note payable to related party                                 -0-       2,000,000
                                                           ----------     ----------
   Total long-term liabilities                              5,634,703      8,386,796

Stockholders' Equity
   Common Stock, $.0005 par value, 40,000,000 shares
    authorized, 13,304,616 and 12,250,257 shares issued,
    12,494,456 and 11,440,097 shares outstanding                6,643          6,125


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)


   Preferred Stock, $.001 par value, 10,000,000
    Shares authorized, 5,256,000 and 5,966,000                  5,256          5,966
    shares   issued and outstanding for December 31,
    2009 and September 30, 2009, 10% cumulative,
    convertible
   Additional paid in capital                              16,592,163     16,364,388
   Retained earnings                                        3,564,956      3,094,420
                                                           ----------     ----------
                                                           20,169,018     19,470,899
   Deferred Compensation - Common Stock                       (22,875)         -0-
   Less 810,160 shares in treasury - at cost                 (986,342)      (986,342)
                                                           ----------     ----------
        Total stockholders' equity                         19,159,801     18,484,557
                                                           ----------     ----------
        Total Liabilities and Stockholders' Equity        $31,507,397    $31,222,776
                                                           ==========     ==========

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                          Three Months Ended
                                             December 31
                                          2009         2008
                                       ----------    ---------
Net revenues                           $9,936,767   $8,767,275
Cost of revenues                        6,051,951    5,527,568
                                       ----------    ---------
Gross profit                            3,884,816    3,239,707
Selling, general and administrative
        expenses                        2,812,980    2,582,337
                                       ----------    ---------
Income from operations                  1,071,836      657,370

Interest expense, net                     162,441      186,797
                                       ----------    ---------
Income before income taxes                909,395      470,573
Income taxes                              295,626      114,934
                                       ----------    ---------
Net income                               $613,769     $355,639
                                       ==========    =========


Basic net income per common share          $0.04       $0.02
Diluted net income per common share        $0.04       $0.02


Weighted average shares outstanding
      Basic                           11,791,820    11,349,404
      Diluted                         11,968,319    12,328,159

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                              Three Months Ended
                                                                 December 31
                                                                2009         2008
                                                              ----------  -----------
Cash flows from operating activities:
Net income                                                    $ 613,769   $ 355,639
Adjustments to reconcile net income to net cash used
    in operating activities:
       Stock compensation expense                                54,676      27,124
       Provision for doubtful accounts and sales returns         (5,345)     (9,156)
       Depreciation and amortization                            251,866     246,058
       (Increase) decrease in:
          Accounts receivable                                (1,567,102) (1,452,702)
          Inventories                                           209,250     445,327
          Prepaid expenses and other current assets             (47,690)    (31,754)
        Increase (decrease) in:
          Accounts payable and accrued expenses                 268,908    (660,765)
          Income taxes payable                                 (353,559)     15,723
          Billings in Excess of Cost                            420,100     536,224
                                                              ----------  -----------
Net cash used in operating activities                          (155,127)   (528,282)
                                                              ----------  -----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                 (45,826)   (147,648)
                                                              ----------  -----------
     Net cash used in investing activities                      (45,826)   (147,648)
                                                              ----------  -----------
Cash flows from financing activities:
     Issuance of common stock                                   177,533      39,218
     Repayment of long-term debt                               (726,032)   (486,929)
     Repayment of short-term debt                                   -0-    (400,366)
     Deferred financing costs incurred                              -0-       6,139
     Preferred stock dividends paid                            (143,233)   (149,150)
                                                              ----------  -----------
----------
Net cash used in financing activities                          (691,732)   (991,088)
                                                              ----------  -----------
Net decrease in cash and cash equivalents                      (892,685) (1,667,018)
Cash and cash equivalents, beginning                          3,104,778   3,882,955
                                                              ----------  -----------
Cash and cash equivalents, ending                            $2,212,093  $2,215,937
                                                             ===========  ===========


DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 2009 was audited and appears in the Form 10-K previously filed by the Company. The consolidated balance sheet as of December 31, 2009 and the consolidated statements of operations and cash flows for the three months ended December 31, 2009 and 2008, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2009 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

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

Inventories consisted of the following:

                             December 31, 2009      September 30, 2009
                             -----------------      ------------------
        Raw Materials               $1,473,290           $1,374,134
        Work-in-Process                417,279              550,151
        Finished Goods                 271,696              447,231
                             -----------------      ------------------
                                    $2,162,265           $2,371,516
                             =================      ==================

Note 3 - Billings in Excess of Costs

Billings in Excess of Costs relates to research and development contracts and consists of billings at provisional contract rates less actual costs plus fees.

Note 4 - Net Income Per Share

Basic net income per common share is computed by dividing the net income applicable to common shares after preferred stock dividend requirements, if applicable, by the weighted average number of common shares outstanding during each period. Diluted net income per common share adjusts basic earnings per share for the effects of common stock options, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

For purposes of computing diluted earnings per share, 176,499 and 978,755 common share equivalents were assumed to be outstanding for the quarters ended December 31, 2009 and 2008, respectively. The effect of assumed conversion of the Series C Preferred Stock into 2,102,400 common shares, as well as certain stock options, was antidilutive and therefore excluded from the computations. The computation of basic and diluted net income per common share is as follows:

    Calculation of Net Income for Basic Earnings per Share

                                       December 31, 2009      December 31, 2008
                                       -----------------      -----------------
    Net income                             $ 613,769          $   355,639

    Less:  Preferred stock dividends       $(143,233)            (149,150)
                                       -----------------      -----------------
    Income allocable to
       common shareholders                 $ 470,536          $   206,489


    Calculation of Net Income for Diluted Earnings per Share

                                       December 31, 2009      December 31, 2008
                                       -----------------      -----------------
    Net income                             $ 613,769          $   355,639

    Less:  Preferred stock dividends       $(143,233)            (131,400)
                                       -----------------      -----------------
    Net Income for Dilutive
       Earnings per Share                  $ 470,536          $   224,239

    Weighted average shares outstanding December 31, 2009     December 31, 2008

     Basic                                 11,791,820           11,349,404
     Effect of dilutive securities
       Stock Options                          176,499               34,455
       Convertible Preferred Stock              -0-                944,300
                                       -----------------      -----------------
     Diluted average shares outstanding    11,968,319           12,328,159

Note 5 - Stock Based Compensation

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The list of assumptions used for the Black-Scholes option pricing model is presented below with numbers shown for the most recent grant:

                                November 30, 2009
Expected term in years             3 years
Risk-free interest rate            4.12%
Expected volatility               60.75%
Expected dividend yield            0.00%

The expected volatility was determined with reference to the historical volatility of the Company's stock. The expected term of options granted represents the period of time for which the options have been granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S.Treasury rate in effect at the time of grant. During the three months ended
December 31, 2009, 570,000 stock options were granted at prices ranging from $3.19 to $4.06 per share and 81,966 stock options were exercised. Of the granted stock options, 550,000 vest quarterly beginning in January 2010. The remaining 20,000 stock options granted do not vest until 2011. As a result, the stock-based compensation expense totaling $268,565 will be recognized at that time if they become exercisable. Of the options exercised, 80,000 had an exercise price of $2.00 per share with $160,000 paid in cash. The remaining 1,966 stock options exercised had an exercise price of $0.60 per share with $1,179.60 paid in cash. For three months ended December 31, 2009, total stock-based compensation charged to operations totaled $54,676 consisting of $1,418 from previously granted options that vested during this period, $27,501 from Director stock options, and $25,757 for stock grants. At December 31, 2009, there was approximately $331,661 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan. The Company cancelled 20,000 options during the three months ended December 31, 2009. Compensation expense relating to the stock grants during the three months ended December 31, 2009 of $25,757, comprised of 6,200 shares granted at $2.80, 300 shares granted at $2.99 and 3,769 shares granted at $1.99 per share.

Note 6 - Equity

As part of the July 1, 2008 acquisition of specific assets of RMD Instruments, LLC, the Company issued one million Dynasil common stock shares as part of the purchase price. The Seller's members may tender the shares of the acquisition stock to Dynasil for repurchase by it at a repurchase price of $2.00 per share during a two year period starting July 1, 2010, upon no less than ninety (90) days prior notice to the Company.

On November 30, 2009, Dynasil issued an aggregate of 946,431 shares of its Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 710,000 shares of its Series B 10% Cumulative Convertible Preferred Stock (the "Series B Preferred Shares"). Dynasil had previously called all of the Series B Preferred Shares for redemption on November 30, 2009. 100% of the Series B preferred stock was converted to common stock which eliminates dividend payments of $71,000 on an annual basis.

Note 7 - Segment Reporting

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

Segment Financial Information
                                           Three Months Ended December 31
Segment                                    2009                        2008
--------                                  -----                       -----
Contract Research
   Revenues                            $ 6,008,917                 $ 4,956,957
   Income from Operations                  620,047                     460,876
   Income as a percent of sales             10.3%                        9.3%
Photonics Products and Instruments
   Revenues                            $ 3,927,850                 $ 3,810,418
   Income from Operations                  451,789                     196,494
   Income as a percent of sales             11.5%                        5.2%
Total
   Revenues                            $ 9,936,767                 $ 8,767,275
   Income from Operations                1,071,856                     657,370
   Income as a percent of sales             10.8%                        7.5%

Note 8 - Income Taxes

The FASB's guidance on income taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carry-forwards to the extent we believe we will be able to utilize them in future tax filings.

The FASB's guidance also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties, if incurred, are included in interest and financing expense. The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2005 - 2008. There are no material uncertain positions.

Note 9 - Subsequent Events

The Company has performed an evaluation of subsequent events through February 16, 2010, which is the date the financial statements were issued.

Dynasil's Line of Credit of $1,000,000 with Susquehanna Bank has been extended to April 30, 2010. The interest rate on the Line of Credit was changed from the bank's prime commercial rate of interest with no minimum rate to the bank's prime rate of interest with a minimum interest rate of 4%. As of 2/16/10 and 12/31/09, the entire $1,000,000 Line of Credit was available for Company use. The Company is currently in discussions to increase and renew the Line of Credit.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ending September 30, 2009.

General Business Overview

Revenues for the first quarter of fiscal year 2009 which ended December 31, 2009 were $9.9 million, an increase of 13.3% over revenues of $8.8 million for the quarter ended December 31, 2008. Income from Operations for the quarter was $1.07 million, an increase of 63% over Income from Operations of $0.66 million for the quarter ended December 31, 2008. Net income for the quarter was $613,769 or $0.04 per share, compared with a net income of $355,639, or $0.02 per share, for the quarter ended December 31, 2008. The gains in profitability were primarily driven by the 13.3% revenue increase as well as improved profitability for our Optics/Photonics Products and Instruments Segment ("Products and Instruments").

Overall, our Contract Research Segment ("Contract Research") continues to grow as interest in our unique research capabilities has increased. In addition, we have been experiencing moderate revenue improvement in our Products and Instruments segment which is translating into higher operating margins given the cost reductions implemented over the last year. We continue to focus on the commercialization of our extensive technology portfolio and have increased our acquisition activities.

Results of Operations

Revenue for the three months ended December 31, 2009 was $9,936,767, a 13.3% increase from $8,767,275 for the three months ended December 31, 2008. The revenue increase was driven by a 21.1% Contract Research increase and a 3.1% Products and Instruments increase. We continue to be successful at winning Contract Research projects and management is seeing a modest rebound in shipments and orders for Products and Instruments.

Gross profit for the three months ended December 31, 2009 was $3,884,816, or 39.1% of sales, a 19.9% increase from $3,239,707, or 37.0% of sales for the three months ended December 31, 2008. The largest drivers of the gross profit percentage improvement were the revenue mix change arising from a large Contract Research revenue increase and cost reductions and efficiency improvements over the last twelve months which improved gross margin percentages for Products and Instruments.

Selling, general and administrative ("SG&A") expenses for the three months ended December
31, 2009, were $2,812,980 or 28.3% of sales, a decrease of 1.2 percentage points from the three months ended December 31, 2008 of $2,582,337 or 29.5% of sales. The largest driver for the SG&A percentage improvement was the cost savings implemented for Products and Instruments over the last twelve months.

Income from Operations for the three months ended December 31, 2009 was $1,071,836, an increase of 63% over Income from Operations of $657,370 for the quarter ended December 31, 2008. The increased Income from Operations was driven primarily by increased revenues coupled with the continued management focus on cost reductions and the lowering of the overall cost structure over the last year.

Net interest expense for the three months ended December 31, 2009, was $162,441, compared to $186,797 for the three months ended December 31, 2008. The decrease in combined interest expense was impacted by the repayment of $2.9 million of debt since September 30, 2008 which includes $0.7 million which was repaid during the quarter ending December 31, 2009.

Net income for the three months ended December 31, 2009, was $613,769 or $0.04 in basic earnings per share, which is up 72% from net income for the three months ended December 31 2008, of $355,639, or $0.02 in basic earnings per share. When compared to the quarter ended December 31, 2008, net income was primarily driven by improved operating results.

The Company had a $295,626 provision for income taxes for the quarter ended December 31, 2009 and a $114,934 provision for the quarter ended December 31,
2008.   The tax provision is higher due to increased net income results.

Liquidity and Capital Resources

Cash decreased by $892,685 for the three months ended December 31, 2009 to $2,212,093. The primary sources of cash were net income of $613,769, depreciation and amortization expenses that aggregated to $251,866, inventory reductions of $209,250, accounts payable/accrued expense increase of $268,908, billings in excess of costs increase of $420,100, and issuance of common stock of $177,533. Accounts receivable was the largest use of cash with an increase of $1,567,102, coming primarily from Contract Research which was driven by higher revenues and several large customer payments that arrived after December 31, 2009. A second large cash use was the repayment on long term debt in the amount of $726,032. Payments on long term debt included the monthly payments on term and mortgage debt of $426,032. In addition, a mandatory principal repayment of $300,000 was made to Susquehanna Bank based on the earning recapture in terms and conditions contained in the Term Loan and Line of Credit Loan Agreement dated July 1, 2008 (the "Term Loan Agreement"). Also, income taxes payable were reduced by $353,559.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. As of December 31, 2009, the Company had cash of $2.2 million and available bank line of credit borrowings of $1 million, which management is currently in discussions to extend beyond April 30, 2010. The inability to extend the bank line of credit could cause a cash shortage, although the line is not currently utilized. In addition, a reoccurring worldwide economic slow-down could significantly impact the Company's revenues and profits so that a returning recession could cause a cash shortage. The Company has a $2 million note payable to RMD Instruments, LLC which is scheduled to be repaid by October 1, 2010 and the 1,000,000 share stock repurchase which is explained in
Note 6 to the financial statements in this 10-Q. Also, depending on its fiscal 2010 net income, the Company may be required to repay Susquehanna Bank during fiscal year 2010 up to $500,000 under the Term Loan Agreement. There are currently plans for customary capital expenditures which would most likely be funded out of operating cash flow. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

Acquisitions

We continue to execute our strategy of significant growth through acquisitions as well as organic growth and effective execution in our businesses. The acquisition of Radiation Monitoring Devices, Inc. ("RMD Research") and specific assets of RMD Instruments, LLC ("RMD Instruments" on July 1, 2008 (collectively, "RMD") had a transformational impact on Dynasil with a tripling of revenues as well as significantly increasing our technical capabilities and intellectual property. Management has now essentially completed the planned integration of RMD and is focused on commercialization of RMD technology either internally or through acquisitions. Therefore, the Company has recently refocused on seeking possible acquisitions.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2009. We have not adopted any accounting policies since September 30, 2009 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as well as the notes in this Form 10-Q.

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

Government funded services revenue from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts' fixed fees. Revenues from fixed-type contracts are recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts. Recognition of losses on projects is taken as soon as the loss is reasonably determinable. The Company has no current accrual provision for potential losses on existing research projects based on Management expectations as well as historical experience.

The majority of the Companies' contract revenue is derived from the United States government and government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States government contracts are subject to audit. The Companies believe that the results of such audits will not have a material adverse effect on its financial position or its results of operations.

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

New Accounting Standards

Recently Adopted Standards

In June 2008, the Financial Accounting Standards Board ("FASB") issued certain provisions of Accounting Standards Codification ("ASC") 260, "Earnings per Share", which state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method as described in ASC 260. These provisions were effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for the Company) with early adoption prohibited. These provisions require all presented prior-period earnings per share data to be adjusted. The Company adopted ASC 260, as of October 1, 2009. The adoption of these provisions did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued changes to measuring liabilities at fair value. The standard changes provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. These changes were effective for the Company on October 1, 2009. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

 In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective October 1, 2010, and early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its financial position and results of operations.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, certain statements found under the captions "Description of Business," "General Business Overview," "Results of Operations," "Dynasil's Strategy," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II

OTHER INFORMATION
------------------

ITEM 1    Legal Proceedings

On or about May 6, 2008, the Company's EMF subsidiary ("EMF") received a Summons with Notice (the "Summons") filed on January 18, 2008 in the Supreme Court of the State of New York, County of Albany, by the New York State Attorney General on behalf of the State of New York Workers' Compensation Board (the "Board"), as plaintiff. The Summons required EMF, which is one of a large number of defendants, to appear in the action commenced by the Board alleging its entitlement to recover previously billed and unpaid assessments aggregating approximately $1 million and other, but as then undetermined, assessments that in the aggregate may exceed $19 million from the defendants based upon their participation on a joint and several liability basis in a Manufacturing Self Insurance Trust that terminated on or about August 31, 2007. In order to minimize further legal expenditures, EMF has accepted a settlement offer from the State that calls for EMF to pay $22,704.33. The settlement offer is contingent upon the State obtaining enough acceptances from other plaintiffs to close out the case. Although the action is not fully resolved, EMF has a reserve equal to the proposed settlement and believes that its ultimate liability in this matter will not have a material adverse effect on its financial condition.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

     NONE

ITEM 3    Defaults Upon Senior Securities

     NONE

ITEM 4    Submission of Matters to a Vote of Security Holders

     Dynasil's annual meeting of stockholders was held on February 3, 2010.
At the meeting 11,051,106 of the outstanding shares of common stock were present by proxy or in person, representing 89.11% of shares eligible to vote. The slate of seven (7) nominees for the Director positions was an increase of two (2) positions, primarily designed to broaden the business experience on the Board and to increase the number of independent directors available to serve on corporate governance committees, to help the Company get positioned for a potential move to the NASDAQ Exchange within the next one to two years. The seven (7) nominees for director were elected: Peter Sulick, James Saltzman, Craig Dunham, Cecil Ursprung, Gerald Entine, Michael Joyner and David Kronfeld. Each nominee for director received at least 8,320,311 of the shares voted for his election and, no more than 86,630 shares were withheld, resulting in each nominee receiving at least 99.0% of the favorable votes.
The persons elected as directors included two new directors: Dr. Michael Joyner, Associate Dean for Research at Mayo Clinic, and Mr. David Kronfeld, founder of the venture capital firm JK&B Capital. The stockholders also approved the 2010 Stock Incentive Plan to replace the expired 1999 Stock Incentive Plan by the vote of 8,221,367 in favor, 138,584 against and 17,040 abstaining. The stockholders also ratified the appointment of Haefele, Flanagan & Company p.c. as the Company's independent public accountants for the 2010 fiscal year by the vote of 11,009,851 shares in favor, 13,297 against and 27,958 abstaining.

ITEM 5    Other Information

      NONE

ITEM 6    Exhibits

     (a) Exhibits and index of Exhibits

        10.1 Line of Credit Extension (Change in Terms Agreement) with Susquehanna Bank extending the Line of Credit maturity on the $1,000,000 Line of Credit from January 31, 2010 to April 30, 2010 and changing the interest rate to a floor rate of 4.0%.

        31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

        99.1 Press release, dated February 16, 2010 issued by Dynasil Corporation of America announcing its financial results for the first quarter ending December 31, 2009.


     (b) Reports on Form 8-K

        On November 30, 2009, a current report on Form 8-K for Items 3.02, 5.02, 8.01 and 9.01 reporting that Dynasil had issued an aggregate of 946,431 shares of its Common Stock, as a result of the exercise of the conversion rights by holders of 710,000 shares of its Series B 10% Cumulative Convertible Preferred Stock and had named Mr. Richard A. Johnson as Chief Financial Officer of Dynasil.

        On December 7, 2009, a current report on Form 8-K for Item 8.01 announcing the slate of Directors to be on the ballot at the February 3, 2010 Annual Meeting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham            DATED: February 16, 2010
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Richard A. Johnson          DATED: February 16, 2010
  ---------------------------------   --------------------
         Richard A. Johnson,
         Chief Financial Officer