Form 10-Q
period 2010-03-31
DYNASIL CORP OF AMERICA
filed 2010-05-17
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-Q
(Mark One)

XX  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
--- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

    Commission file number        000-27503
                             ____________________

                      DYNASIL CORPORATION OF AMERICA
-------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

          Delaware                            22-1734088
  (State or other jurisdiction        (IRS Employer Identification No.)
        --------------             -------------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).  Yes       No
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

     Large accelerated filer                  Accelerated filer
                             ------                              -----
     Non-accelerated filer                    Smaller reporting company  XX
                             ------                                      ------
 Indicate by check mark whether the registrant is a
shell company   Yes       No XX
                    ----    -----

The Company had 12,603,063 shares of common stock, par value $.0005 per share, outstanding as of May 17, 2010.

                   DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                      INDEX

PART 1.   FINANCIAL INFORMATION                                       PAGE 3
                                                                      ------

  Item 1.   Financial Statements

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010
             AND SEPTEMBER 30, 2009                                     4

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009               6

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED MARCH 31, 2010 AND 2009                       7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 8


   Item 2.   Management's Discussion and Analysis of Financial         13
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About            20
             Market Risk

   Item 4T.  Controls and Procedures                                   20


PART II.  OTHER INFORMATION                                            21

   Item 1.   Legal Proceedings                                         21

   Item 6.   Exhibits                                                  21

   Signatures                                                          22

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            March 31   September 30
                                                              2010         2009
                                                           (Unaudited)
                                                           ----------   ----------
Current assets
   Cash and cash equivalents                             $  2,760,718   $3,104,778
   Accounts receivable, net of allowance for doubtful
     accounts of $107,381 and $123,853 and sales
     returns of $24,132 and $18,916 for
     March 31, 2010 and
     September 30, 2009, respectively                       5,103,968    4,053,742
   Inventories                                              2,135,745    2,371,516
   Deferred tax asset                                         290,100      290,100
   Prepaid expenses and other current assets                  425,799      306,848
                                                           ----------   ----------
        Total current assets                               10,716,330   10,126,984

Property, Plant and Equipment, net                          2,656,939    2,744,724
Other Assets
   Intangibles, net                                         6,964,425    7,232,035
   Goodwill                                                11,054,396   11,054,396
   Deferred financing costs, net                               53,252       64,637
                                                           ----------   ----------
        Total other assets                                 18,072,073   18,351,068
                                                           ----------   ----------
        Total Assets                                      $31,445,342  $31,222,776
                                                           ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long term debt                      $ 1,820,685  $ 1,749,524
   Note to a related party                                  2,000,000        -0-
   Accounts payable                                           797,094      773,837
   Accrued expenses and other current liabilities           1,441,939    1,111,342
   Income taxes payable                                       332,590      507,122
   Billings in excess of costs                                 12,895       60,448
   Dividends payable                                          131,400      149,150
                                                           ----------   ----------
        Total current liabilities                           6,536,603    4,351,423
Long-term Liabilities
   Long-term debt, net                                      5,153,621    6,386,796
   Note payable to related party                                 -0-     2,000,000
                                                           ----------   ----------
   Total long-term liabilities                              5,153,621    8,386,796

Stockholders' Equity
   Common Stock, $.0005 par value, 40,000,000 shares
    authorized, 13,382,178 and 12,250,257 shares issued,
    12,572,018 and 11,440,097 shares outstanding                6,691        6,125


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)


   Preferred Stock, $.001 par value, 10,000,000
    Shares authorized, 5,256,000 and 5,966,000                  5,256        5,966
    shares issued and outstanding for March 31,
    2010 and September 30, 2009, 10% cumulative,
    convertible
   Additional paid in capital                              16,900,110   16,364,388
   Retained earnings                                        4,066,861    3,094,420
                                                           ----------   ----------
                                                           20,978,918   19,470,899
   Deferred Compensation - Common Stock                      (237,458)     -0-
   Less 810,160 shares in treasury - at cost                 (986,342)    (986,342)
                                                           ----------   ----------
        Total stockholders' equity                         19,755,118   18,484,557
                                                           ----------   ----------
        Total Liabilities and Stockholders' Equity        $31,445,342  $31,222,776
                                                           ==========   ==========



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                  Three Months Ended        Six Months Ended
                                        March 31              March 31
                                    2010        2009         2010         2009
                                ----------   ---------     ----------   ----------
Net revenues                   $10,263,326  $8,602,885    $20,200,092  $17,370,161
Cost of revenues                 6,054,847   5,105,158     12,106,800   10,782,696
                                ----------   ---------     ----------   ----------
Gross profit                     4,208,479   3,497,727      8,093,292    6,587,465
Selling, general and
   administrative expenses       3,099,355   2,742,466      5,912,334    5,174,834
                                ----------   ---------     ----------   ----------
Income from operations           1,109,124     755,261      2,180,958    1,412,631
Interest expense, net              151,988     219,861        314,429      406,658
                                ----------   ---------     ----------   ----------
Income before income taxes         957,136     535,400      1,866,529    1,005,973
Income taxes                       323,836     131,266        619,462      246,198
                                ----------   ---------     ----------   ----------
Net income                         633,300     404,134      1,247,067      759,775
                                ==========   =========     ==========   ==========






                                  Three Months Ended        Six Months Ended
                                        March 31              March 31
                                    2010        2009         2010         2009
                                ----------   ---------     ----------   ----------
Net income                         633,300     404,134      1,247,067      759,775
Dividends on preferred stock       131,400     149,150        274,633      298,300
                                ----------   ---------     ----------   ----------
Net income applicable to common
    shareholders                   501,900     254,984        972,434      461,475

Dividend add back due to assumed
    Preferred Stock conversion     131,400       -0-          274,633        -0-
                                ----------   ---------     ----------   ----------
Net income for diluted income per
    common share                  $633,300    $254,984     $1,247,067     $461,475
                                ==========   ==========    ==========   ==========

Basic net income per common share      $0.04      $0.02         $0.08       $0.04
Diluted net income per common share    $0.04      $0.02         $0.09       $0.04

Weighted average shares outstanding
      Basic                        12,502,365  11,367,008    12,146,499  11,358,143
      Diluted                      14,839,745  12,345,107    14,483,879  12,336,162


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                Six Months Ended
                                                                    March 31
                                                                 2010         2009
                                                              ----------  -----------
Cash flows from operating activities:
Net income                                                  $ 1,247,067   $   759,775
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Stock compensation expense                               120,364        53,875
       Provision for doubtful accounts and sales returns        (11,257)      (11,632)
       Depreciation and amortization                            504,644       489,443
       (Increase) decrease in:
          Accounts receivable                                (1,038,967)   (1,864,300)
          Inventories                                           235,771       437,185
          Prepaid expenses and other current assets            (161,686)     (113,610)
        Increase (decrease) in:
          Accounts payable and accrued expenses                 336,107      (742,886)
          Income taxes payable                                 (174,532)      117,400
          Billings in excess of cost                            (47,553)      180,011
                                                             -----------   ----------
Net cash provided by (used in) operating activities           1,009,958      (694,739)
                                                             -----------   ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                (140,955)     (218,678)
                                                             -----------   ----------
     Net cash used in investing activities                     (140,955)     (218,678)
                                                             -----------   ----------
Cash flows from financing activities:
     Issuance of common stock                                   223,584        86,792
     Repayment of long-term debt                             (1,162,014)     (894,148)
     Repayment of short-term debt                                   -0-      (431,044)
     Deferred financing costs incurred                              -0-         6,139
     Preferred stock dividends paid                            (274,633)     (298,300)
                                                             -----------   ----------
Net cash used in financing activities                        (1,213,063)   (1,530,381)
                                                             -----------   ----------
Net decrease in cash and cash equivalents                      (344,060)   (2,443,798)
Cash and cash equivalents, beginning                          3,104,778     3,882,955
                                                             -----------   ----------
Cash and cash equivalents, ending                            $2,760,718    $1,439,157
                                                             ===========  ===========



DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 2009 was audited and appears in the Form 10-K previously filed by the Company. The consolidated balance sheet as of March 31, 2010 and the consolidated statements of operations and cash flows for the three and six months ended March 31, 2010 and 2009, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2010 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

                               March 31, 2010       September 30, 2009
                             -----------------      ------------------
        Raw Materials               $1,479,595           $1,374,134
        Work-in-Process                365,884              550,151
        Finished Goods                 290,266              447,231
                             -----------------      ------------------
                                    $2,135,745           $2,371,516
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

For purposes of computing diluted earnings per share, 2,337,380 and 978,019 common share equivalents were assumed to be outstanding for the quarters ended March 31, 2010 and 2009, respectively. The effect of the assumed conversion of certain stock options was anti-dilutive and therefore excluded from the computations. The computation of basic and diluted net income per common share is as follows:

    Calculation of Net Income for Basic Earnings per Share

                                           March 31, 2010    March 31, 2009

  Net income                                 $ 1,247,067      $   759,775

  Less:  Preferred stock dividends              (274,633)        (298,300)
                                              ----------      -----------
  Income allocable to common shareholders    $   972,434      $   461,475


  Calculation of Net Income for Diluted Earnings per Share

                                           March 31, 2010    March 31, 2009

  Net income                                   1,247,067      $   759,775

    Less:  Preferred stock dividends          $    -0-           (298,300)
                                              ----------      -----------
    Net Income for Dilutive Earnings
      per Share                               $ 1,247,067     $   461,475


    Weighted average shares outstanding    March 31, 2010    March 31, 2009

     Basic                                    12,146,499       11,358,143
     Effect of dilutive securities
       Stock Options                             234,980           33,719
       Convertible Preferred Stock             2,102,400          944,300
                                              ----------      -----------
     Diluted average shares outstanding       14,483,879       12,336,162

Note 5 - Stock Based Compensation

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The list of assumptions used for the Black-Scholes option pricing model is presented below with numbers shown for the most recent grant:

                               March 31, 2010
Expected term in years            3 years
Risk-free interest rate            4.61%
Expected volatility               73.35%
Expected dividend yield            0.00%

The expected volatility was determined with reference to the historical volatility of the
Company's stock. The expected term of options granted represents the period of time for which the options have been granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

During the three months ended March 31, 2010, 94,647 stock options were granted at $3.58 per share and 6,226 stock options were exercised. The stock options granted are for Director Compensation, are currently vested and have a stock-based compensation expense totaling $111,000. This expense will be recognized over the twelve months ending February 2011. Of the options exercised, 2,182 had an exercise price of $0.51 per share with $1,112.82 paid in cash, 1,910 had an exercise price of $0.60 per share with $1,146.00 paid in cash and 2,134 had an exercise price of $0.53 per share with $1,131.02 paid in cash. For three months ended March 31, 2010, total stock-based compensation charged to operations was $65,688 consisting of $15,439 from previously granted options that vested during this period, $27,581 from Director stock options, and $22,668 for stock grants. At March 31, 2010, there was approximately $310,191 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan. The Company cancelled $6,031 worth of options during the three months ended March 31, 2010. Compensation expense relating to stock grants during the three months ended March 31, 2010 totaled $22,668, comprised of 2,768 shares granted at $2.71 and 47,584 shares granted at $2.69 per share, which includes 43,619 shares for deferred directors' compensation.

During the six months ended March 31, 2010, 664,647 stock options were granted at prices ranging from $3.19 to $4.06 per share and 88,192 stock options were exercised. Of the granted stock options, 550,000 vest quarterly beginning in January 2010, 20,000 of the remaining options vest in 2011, and the remaining 94,647 are currently vested. Of the options exercised, 80,000 had an exercise price of $2.00 per share with $160,000 paid in cash, 3,876 had an exercise price of $0.60 per share with $2,325.60 paid in cash, 2,182 had an exercise price of $0.51 per share with $1,112.82 paid in cash, and 2,134 had an exercise price of $0.53 per share with $1,131.02 paid in cash. For the six months ending March 31, 2010, total stock based compensation was charged to operations was $120,364, consisting of $16,857 from previously granted options that vested during this period, $55,082 from Director stock options, and $48,425 from stock grants. The Company cancelled $12,954 worth of stock options during the six months ended March 31, 2010. Compensation expense relating to stock grants during the six months ended March 31, 2010 totaled $48,425, comprised of 6,200 shares granted at $2.80, 300 shares granted at $2.99, 3,769 shares granted at $1.99, 2,768 shares granted at $2.71 and 47,584 shares granted at $2.69 per share, which includes 43,619 shares for deferred directors' compensation.

Note 6 - Equity

As part of the July 1, 2008 acquisition of specific assets of RMD Instruments, LLC, the Company issued one million Dynasil common stock shares as part of the purchase price. The Seller's members may tender the shares of the acquisition stock to Dynasil for repurchase by it at a repurchase price of $2.00 per share during a two year period starting July 1, 2010, upon no less than ninety (90) days prior notice to the Company. The Company has included 1,000,000 shares in common stock outstanding since the current market price exceeds the put price of $2.00 and management believes the likelihood of redemption is remote.

On November 30, 2009, Dynasil issued an aggregate of 946,431 shares of its Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 710,000 shares of its Series B 10% Cumulative Convertible Preferred Stock (the "Series B
Preferred Shares"). Dynasil had previously called all of the Series B Preferred Shares for redemption on November 30, 2009. 100% of the Series B preferred stock was converted to common stock which eliminates dividend payments of $71,000 on an annual basis. As of March 31, 2010, 5,256,000 shares of Dynasil's Series C 10% Cumulative Convertible Preferred Stock were outstanding. The Company's convertible preferred stock, when issued, were convertible to common stock at or above the current market price of the Company's common stock and therefore, contain no beneficial conversion feature.

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

Segment Financial Information
                                                  Six Months Ended
Segment                                March 31, 2010        March 31, 2009
--------                               --------------        --------------
Contract Research
   Revenues                           $ 11,621,992              $ 9,805,325
   Income from Operations                  846,527                  710,077
   Income as a percent of sales              7.3%                     7.2%
Photonics Products and Instruments
   Revenues                            $ 8,578,100              $ 7,564,836
   Income from Operations                1,334,431                  702,554
   Income as a percent of sales             15.6%                     9.3%
Total
   Revenues                           $ 20,200,092             $ 17,370,161
   Income from Operations                2,180,958                1,412,631
   Income as a percent of sales             10.8%                     8.1%

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

Note 9 - Subsequent Events

The Company has performed an evaluation of subsequent events through May 17, 2010, which is the date the financial statements were issued.

Dynasil's Line of Credit of $1,000,000 with Susquehanna Bank has been extended to July 31, 2010, as an "on demand" Line of Credit. The interest rate on the Line of Credit was changed on January 31, 2010, from the bank's prime commercial rate of interest with no minimum rate to the bank's prime rate of interest with a minimum interest rate of 4%. This minimum rate has been continued. As of the date of this report and March 31, 2010, the entire $1,000,000 Line of Credit was available for Company use.

Following a competitive bidding process, the Company has signed a Commitment Letter with Sovereign Bank which will totally refinance the Company's debt structure. The prospective credit arrangement will be composed of 3 sections:

     - $3,000,000 Working Capital Line of Credit
       This Line of Credit will be at the bank's Prime rate or one-month Libor plus 2.75% and will have a two year maturity.

     - $9,000,000 Term Debt
       This will be used to refinance all existing Company debt.
            $5,995,162 Susquehanna Bank Term Debt
             2,000,000 RMD Instruments, LLC Note (due October 1, 2010)
               965,005 Mortgage Note with Tompkins Trust
            ----------
            $8,960,167 As of March 31, 2010
       This Term Debt will have a 5 year maturity, but will be amortized using 7 years for the calculation of periodic principal payments. The interest rate will be fixed at closing and if closing had occurred on May 10, 2010, the fixed rate would have been 5.65%.

     - $5,000,000 Acquisition Line of Credit
       This Line of Credit will be used to fund, or partially fund, the Company's plans for acquisitions. There will be specific guidelines which will define a "Permitted Acquisition" under the Acquisition Line of Credit. The Acquisition Line of Credit will be available for 2 years. Upon an advance against the Acquisition Line of Credit, the borrowing will be termed out on a basis coterminous with the Term Debt - again using a 7 year amortization period. The interest rate will be fixed at closing and if closing had occurred on May 10, 2010, the fixed rate would have been 5.65%.

The new credit facilities will be secured by all Company assets and the Company will be required to meet specific financial covenant requirements each quarter.

The finalization of the new credit facilities with Sovereign Bank is subject to the execution of documents and instruments containing representations, warranties, conditions, covenants, events of default, and rights and remedies upon default.

The Company is responsible for all expenses incurred by the bank. The Company expects to have the new credit facilities in effect by July 1, 2010.

On or about May 6, 2008, the Company's EMF subsidiary ("EMF") received a Summons with Notice (the "Summons") filed on January 18, 2008 in the Supreme Court of the State of New York, County of Albany, by the New York State Attorney General on behalf of the State of New York Workers' Compensation Board (the "Board"), as plaintiff. The Summons required EMF, which is one of a large number of defendants, to appear in the action commenced by the Board alleging its entitlement to recover previously billed and unpaid assessments in a Manufacturing Self Insurance Trust that terminated on or about August 31, 2007. On April 6, 2010, EMF accepted a settlement offer from the Board that calls for EMF to pay $21,509.37 no later than June 3, 2010.
The settlement offer has been accepted by the Board as of May 4, 2010 without any contingency requirements. Although the settlement is not yet paid, EMF has fully recorded the liability in its books and records. No further activity is required.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ending September 30, 2009.

General Business Overview

Revenues for the second quarter of fiscal year 2010 which ended March 31, 2010 were $10.3 million, an increase of 19.3% over revenues of $8.6 million for the quarter ended March 31, 2009. Income from Operations for the quarter was $1.11 million, an increase of 46.9% over Income from Operations of $0.8 million for the quarter ended March 31, 2009. Net Income for the quarter was $633,300 or $0.04 per share, compared with a net income of $404,134, or $0.02 per share, for the quarter ended March 31, 2009.

For the six months ended March 31, 2010, our Contract Research segment ("Contract Research") revenues increased 18.5% over the prior year period. Interest in our unique research capabilities has increased. For example, our Contract Research segment was awarded an additional $2.5 million by the Domestic Nuclear Detection Office of the Department of Homeland Security. Operating Income has increased in tandem with revenues since the majority of these research contracts are primarily on a 'cost plus' basis.

For the same six month period, the revenues for our Optics Photonics and Instruments Segment ("Products and Instruments") increased 13.4%, but Income from Operations increased 90.0%. Gross Profit margin improved from 35.6% of sales to 40.4%. This is partially a return of economies of scale with higher revenues coupled with continued cost controls efforts even in the face of higher revenues.

We continue to devote resources to our extensive technology portfolio to further increase our organic growth and we have increased our acquisition-related activities.

Results of Operations

                          3 Months Ended 3/31/10                  3 Months Ended 3/31/09
                  Contract    Products &                    Contract Products &
                  Research   Instruments    Total           Research Instruments    Total
                  --------   -----------  ----------        -------- -----------  --------
Revenue          $5,834,409  $4,428,917  $10,263,326      $4,950,232 $3,652,653  $8,602,885
Gross Profit      2,431,218   1,777,261    4,208,479       2,086,198  1,411,529   3,497,727
SG&A              1,983,404   1,115,951    3,099,355       1,735,235  1,007,231   2,742,466
Operating Income    447,814     661,310    1,109,124         350,963    404,298     755,261



Revenue for the three months ended March 31, 2010 was $10,263,326, a 19.3% increase from $8,602,885 for the three months ended March 31, 2009. Revenues for the six months ended March 31, 2010 were $20,200,092, an increase of 16% over revenues of $17,370,161 for the six months ended March 31, 2009. The six month revenue increase was driven by a 18.5% Contract Research increase and an 13.4% Products and Instruments increase. We continue to be successful at winning Contract Research projects and management is seeing a modest rebound in shipments and orders for Products and Instruments.

Gross profit for the three months ended March 31, 2010 was $4,208,479, or 41.0% of sales, a 20.3% increase from $3,497,727, or 40.7% of sales for the three months ended March 31, 2009. Gross profit for the six months ended March 31, 2010 was $8,093,292, or 40.1% of sales, an increase of 22.6% over the six months ended March 31, 2009 of $6,587,465 or 37.9% of sales. The six month gross profit dollars for our Contract Research segment grew with revenues and the gross profit as a percent of sales improved marginally from 39.7% in 2009 to 39.8% at March 31, 2010.

The gross profit margin for our Products and Instruments segment improved from 35.6% to 40.4% with the return of higher revenues comparing the six months periods ended March 31, 2010 and 2009. The quarter showed a more moderate improvement from 38.6% to 40.1%.

Selling, general and administrative ("SG&A") expenses for the three months ended March
31, 2010, were $3,099,355 or 30.2% of sales, a decrease of 1.7 percentage points from the three months ended March 31, 2009 of $2,742,466 or 31.9% of sales. SG&A expenses for the six months ended March 31, 2010 were $5,912,334 or 29.3% of sales, a decrease of 0.5 percentage points from the six months ended March 31, 2009 of $5,174,834 or 29.8% of sales.

SG&A expenses for the Contract Research segment were flat at 32.5% of sales for the six month year to date period. SG&A expenses for the Products and Instruments segment as a percent of sales fell from 27.6% of sales for the three months ended March 31, 2009 to 25.2% of sales for the same period in 2010 with the higher revenues. The six month SG&A expenses ended March 31, 2010 were 24.9%, improved from 26.3% in the same period in 2009.

Income from Operations for the three months ended March 31, 2010 was $1,109,124, an increase of 46.9% over Income from Operations of $755,261 for
the quarter ended March 31, 2009.    Income from Operations for the six months
ended March 31, 2010 was $2,180,958, an increase of 54.4% over Income from Operations for the six months ended March 31, 2009 of $1,412,631. For the three months ended March 31, 2010, Contract Research had increased Income from Operations totaling $96,851 while Products and Instruments' Income from Operations rose $257,012 from the same period for 2009.

Net interest expense for the three months ended March 31, 2010, was $151,988, compared to $219,861 for the three months ended March 31, 2009. Net interest expense for the six months ended March 31, 2010 was $314,429, compared to $406,658 for the six months ended March 31, 2009. The decrease in combined interest expense was solely the result of the repayment of $2.0 million of debt since March 31, 2009 which includes $0.4 million which was repaid during the quarter ending March 31, 2010. The only change in interest rates was the increase in rate on the RMD Instruments, LLC note of $2,000,000 from 8% to 9%, effective as of October 1, 2009.

Net income for the three months ended March 31, 2010, was $633,300 or $0.04 in basic earnings per share, which is up 56.7% from net income for the three months ended March 31 2009, of $404,134, or $0.02 in basic earnings per share. Net income for the six months ended March 31, 2010 was $1,247,067, or $.08 in basic earnings per share, which is up 64.1% from the net income for the six months ended March 31, 2009, of $759,775 or $.04 in basic earnings per share. When compared to the quarter ended March 31, 2009, the increase in net income was primarily driven by improved operating results combined with lower interest expense, net of taxes.

The Company had a $323,836 provision for income taxes for the quarter ended March 31, 2010 and a $131,266 provision for the quarter ended March 31, 2009. The company had a $619,462 provision for income taxes for the six months ended March 31, 2010, and a $246,198 provision for the six months ended March 31, 2009. The tax provision is higher due to increased net income results. Dynasil had no further federal net operating loss carry-forwards and most New Jersey state tax net operating loss carry-forwards were utilized for the quarter and six months ended March 31, 2009. The company had approximately $445,532 of net operating loss carry-forwards as of September 30, 2009 available to offset certain future New Jersey and New York state taxable income that expire in various years through 2013.

Liquidity and Capital Resources

Cash decreased by $344,060 for the six months ended March 31, 2010 to $2,760,718. The primary sources of cash were net income of $1,247,069 with depreciation and amortization expenses that aggregated to $504,644 and issuance of common stock of $223,584. Working Capital accounts were impacted with an increase of $1,038,967 in accounts receivable. This was nearly in lock step with the increase in revenue. Days sales outstanding ("DSO") changed only nominally from to 46.4 days at March 31, 2010 from 46.0 days at September 30, 2009. Inventory fell and provided cash of $235,771 despite the rise in sales. Inventory turns, which apply only to the Products and Instruments segment, improved to 4.7 turns from a twelve month average of 4.1 turns. Repayment on long term debt was the largest use of cash with an amount of $1,162,014. Payments on long term debt included the monthly payments on term and mortgage debt of $862,014. In addition, a mandatory principal repayment of $300,000 was made to Susquehanna Bank based on the earning recapture in terms and conditions contained in the Term Loan and Line of Credit Loan Agreement dated July 1, 2008 (the "Term Loan Agreement"). Also, income taxes payable were reduced by $174,532 due to the timing of payments of estimated taxes and billings in excess of costs decreased by $47,553.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months. As of March 31, 2010, the Company had cash of $2.76 million and available bank line of credit borrowings of $1.2 million. Under current debt arrangements, the Company has scheduled debt repayments of $3.8 million over the next 12 months including $2.0 million due October 1, 2010 to RMD Instruments, LLC. In addition, beginning on July 1, 2010, the sellers of RMD Instruments, LLC may tender up to 1,000,000 shares of Dynasil stock at a repurchase price of $2.00 per share requiring the Company to make a cash payment of up to $2.0 million (see Note 6 to the financial statements contained in this report). Cash on hand combined with cash generated in operating activities and the available line of credit borrowings are, in Management's opinion, sufficient for the next 12 months.

In addition, following a competitive bidding process, the Company has signed a Commitment Letter with Sovereign Bank which will totally refinance the Company's debt structure. The prospective credit arrangement will be composed of 3 sections.

    - $3,000,000 Working Capital Line of Credit
      This Line of Credit will be at the bank's Prime rate or one-month Libor plus 2.75% and will have a two year maturity.

    - $9,000,000 Term Debt
      This will be used to refinance all existing Company debt.
            $5,995,162 Susquehanna Bank Term Debt
             2,000,000 RMD Instruments, LLC Note (due October 1, 2010)
               965,005 Mortgage Note with Tompkins Trust
            ----------
            $8,960,167 As of March 31, 2010
      This Term Debt will have a 5 year maturity, but will be amortized using 7 years for the calculation of periodic principal payments. The interest rate will be fixed at closing and if closing had occurred on May 10, 2010, the fixed rate would have been 5.65%.

    - $5,000,000 Acquisition Line of Credit
      This Line of Credit will be used to fund, or partially fund, the Company's plans for acquisitions. There will be specific guidelines which will define a "Permitted Acquisition" under the Acquisition Line of Credit. The Acquisition Line of Credit will be available for 2 years. Upon an advance against the Acquisition Line of Credit, the borrowing will be termed out on a basis coterminous with the Term Debt - again using a 7 year amortization period. The interest rate will be fixed at closing and if closing had occurred on May 10, 2010, the fixed rate would have been 5.65%.

The new credit facilities will be secured by all Company assets and the Company will be required to meet specific financial covenant requirements each quarter.

The finalization of the new credit facilities with Sovereign Bank is subject to the execution of documents and instruments containing representations, warranties, conditions, covenants, events of default, and rights and remedies upon default.

The Company is responsible for all expenses incurred by the bank. The Company expects to have the new credit facilities in effect by July 1, 2010.

In the unanticipated event that the financing with Sovereign Bank cannot be completed, or cannot be completed in a timely manner, the Company believes it would be able to make alternative refinancing arrangements with other interested parties from the competitive process.

The inability to extend the bank line of credit, or to refinance, could cause a cash shortage, although the line is not currently utilized. In addition, a reoccurring worldwide economic slow-down could significantly impact the Company's revenues and profits so that a returning recession could cause a
cash shortage.    Also, depending on its fiscal 2010 net income, the Company may be required to repay Susquehanna Bank during fiscal year 2010 up to $500,000 under the Term Loan Agreement. There are currently plans for customary capital expenditures in the range of $500,000 to $800,000 which would most likely be funded out of operating cash flow. Any major business expansions or acquisitions likely will require the Company to seek additional debt and/or equity financing.

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

The majority of the Companies' contract research revenue is derived from the United States government and government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States government contracts are subject to audit. The Companies believe that the results of such audits will not have a material adverse effect on its financial position or its results of operations.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

Goodwill

Goodwill and intangible assets which have indefinite lives are subject to annual impairment tests. We test goodwill by reviewing the carrying value compared to the fair value at the reporting unit level. Fair value for the reporting unit is derived using the income approach. Under the income approach, fair value is calculated based on the present value of estimated future cash flows. Assumptions by management are necessary to evaluate the impact of operating and economic changes and to estimate future cash flows. Our evaluation includes assumptions on future growth rates and cost of capital that are consistent with internal projections and operating plans.

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company's primary reporting units tested for impairment are RMD Research, which comprises our Contract Research segment and RMD Instruments, which is a component of our Optics/Photonic Products and Instruments segment.

Step one of our impairment testing compares the carrying value of a reporting unit to its fair value. The carrying value represents the net book value of the net assets of the reporting unit or simply the equity of the reporting unit if the reporting unit is the entire entity. If the fair value of the reporting unit is greater than its carrying value, no impairment has been incurred and no further testing or analysis is necessary. The Company estimates fair value using a discounted cash flow methodology which calculates fair value based on the present value of estimated future cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. Assumptions by management are necessary to evaluate the impact of operating and economic changes. The Company's evaluation includes assumptions on future growth rates and cost of capital that are consistent with internal projections and operating plans. The use of different assumptions or estimates for future cash flows could produce different results. The Company regularly assesses the estimates based on the actual performance of our reporting units.

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. Impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. No goodwill impairment charge was recorded during the periods ended March 31, 2010 and 2009.

Intangible Assets

The Company's intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of RMD, Inc. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the periods ended March 31, 2010 and 2009.

Impairment of Long-Lived Assets

The Company's long-lived assets include property, plant and equipment and intangible assets subject to amortization. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. With the significant economic downturn during fiscal 2009, the Company concluded that impairment indicators existed. As a result, the Company reviewed its long-lived assets and determined there was no impairment charge during the year ended September 30, 2009.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, including, without limitation, those set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, and the risks and uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4T    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) as of the end of the period covered by this report and have determined that, as of such date, such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II

OTHER INFORMATION
------------------

ITEM 1    Legal Proceedings

On or about May 6, 2008, the Company's EMF subsidiary ("EMF") received a Summons with Notice (the "Summons") filed on January 18, 2008 in the Supreme Court of the State of New York, County of Albany, by the New York State Attorney General on behalf of the State of New York Workers' Compensation Board (the "Board"), as plaintiff. The Summons required EMF, which is one of a large number of defendants, to appear in the action commenced by the Board alleging its entitlement to recover previously billed and unpaid assessments in a Manufacturing Self Insurance Trust that terminated on or about August 31, 2007. On April 6, 2010, EMF accepted a settlement offer from the Board that calls for EMF to pay $21,509.37 no later than June 3, 2010. The settlement offer has been accepted by the Board as of May 4, 2010 without any contingency requirements. Although the settlement is not yet paid, EMF has fully recorded the liability in its books and records. No further activity is required.

ITEM 6    Exhibits

     (a) Exhibits and index of Exhibits

        31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

        99.1 Press release, dated May 17, 2010 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2010.

        99.2 Press release, dated May 12, 2010 issued by Dynasil Corporation of America announcing its signing of a Commitment Letter with Sovereign/Santander Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham            DATED: May 17, 2010
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Richard A. Johnson          DATED: May 17, 2010
  ---------------------------------   --------------------
         Richard A. Johnson,
         Chief Financial Officer