Form 10-Q
period 2010-06-30
DYNASIL CORP OF AMERICA
filed 2010-08-16
CIK 30831

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                              FORM 10-Q
(Mark One)

XX  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _______ TO ______.

    Commission file number        000-27503
                             ____________________

                  DYNASIL CORPORATION OF AMERICA
------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

          Delaware                            22-1734088
       --------------                -------------------------
  (State or other jurisdiction           (IRS Employer
     of incorporation)               Identification No.)


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

  Large accelerated filer           Accelerated filer
                          ------                     -----
  Non-accelerated filer             Smaller reporting company  XX
                          ------                             ------
 Indicate by check mark whether the registrant is a shell
company   Yes        No   XX
              ----      -----

The Company had 12,671,645 shares of common stock, par value
$.0005 per share, outstanding as of August 16, 2010.

             DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
                                      INDEX

PART 1.   FINANCIAL INFORMATION                                   PAGE 3

------

  Item 1.   Financial Statements

            DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
            -----------------------------------------------

             CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010
             AND SEPTEMBER 30, 2009                                   4

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
             THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009       6

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
             NINE MONTHS ENDED JUNE 30, 2010 AND 2009                 7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               8


   Item 2.   Management's Discussion and Analysis of Financial       14
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About          22
             Market Risk

   Item 4T.  Controls and Procedures                                 23


PART II.  OTHER INFORMATION                                          23

   Item 1.   Legal Proceedings                                       23

   Item 6.   Exhibits                                                23

   Signatures                                                        24

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                             June 30      September 30
                                                              2010           2009
                                                           (Unaudited)
                                                           ----------      ----------
Current assets
   Cash and cash equivalents                              $4,002,366     $ 3,104,778
   Accounts receivable, net of allowance for doubtful
     accounts of $113,553 and $123,853 and sales
     returns of $41,714 and $18,916 for June 30, 2010
     and September 30, 2009, respectively                  4,690,587       4,053,742
   Inventories                                             2,183,367       2,371,516
   Deferred tax asset                                        346,500         290,100
   Prepaid expenses and other current assets                 425,595         306,848
                                                          ----------      ----------
        Total current assets                              11,648,415      10,126,984

Property, Plant and Equipment, net                         2,641,397       2,744,724
Other Assets
   Intangibles, net                                        6,820,353       7,232,035
   Goodwill                                               11,054,396      11,054,396
   Deferred financing costs, net                              53,499          64,637
                                                          ----------      ----------
        Total other assets                                17,928,248      18,351,068
                                                          ----------      ----------
        Total Assets                                     $32,218,060     $31,222,776
                                                          ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long term debt                      $1,847,785     $ 1,749,524
   Note payable to related party                           2,000,000             -0-
   Accounts payable                                          869,826         773,837
   Accrued expenses and other current liabilities          1,809,680       1,111,342
   Income taxes payable                                      345,828         507,122
   Billings in excess of costs                                 -0-            60,448
   Dividends payable                                         131,400         149,150
                                                          ----------      ----------
        Total current liabilities                          7,004,519       4,351,423

Long-term Liabilities
   Long-term debt, net                                     4,685,547       6,386,796
   Note payable to related party                               -0-         2,000,000
                                                          ----------      ----------
   Total long-term liabilities                             4,685,547       8,386,796


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)


                                                             June 30      September 30
                                                              2010           2009
                                                           (Unaudited)
                                                           ----------      ----------

Temporary Equity
   Redeemable common stock at redemption value $2,000,000   2,000,000       2,000,000
   Put option on 1,000,000 shares, 1,000,000 shares
   issued and outstanding in 2010 and 2009.

Stockholders' Equity
   Common Stock, $.0005 par value, 40,000,000 shares
    authorized, 12,428,941 and 11,250,257 shares issued,
    11,618,781 and 10,440,097 shares outstanding                6,214           5,625

   Preferred Stock, $.001 par value, 10,000,000
    Shares authorized, 5,256,000 and 5,966,000                  5,256           5,966
    shares issued and outstanding for June 30,
    2010 and September 30, 2009, 10% cumulative,
    convertible
   Additional paid in capital                              15,003,262      14,364,888
   Retained earnings                                        4,663,100       3,094,420
                                                           ----------      ----------
                                                           19,677,832      17,470,899
   Deferred Compensation - Common Stock                      (163,496)          -0-
   Less 810,160 shares in treasury - at cost                 (986,342)       (986,342)
                                                           ----------      ----------
        Total stockholders' equity                         18,527,994      16,484,557
                                                           ----------      ----------
        Total Liabilities and Stockholders' Equity        $32,218,060     $31,222,776
                                                           ==========      ==========


DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                         Three Months Ended        Nine Months Ended
                                              June 30                   June 30
                                          2010        2009         2010        2009
                                       ----------   ---------    ----------   ----------
Net revenues                          $11,294,868  $8,512,892   $31,494,960  $25,883,053
Cost of revenues                        6,562,323   4,860,590    18,669,123   15,643,287
                                       ----------   ---------    ----------   ----------
Gross profit                            4,732,545   3,652,302    12,825,837   10,239,766
Selling, general and administrative
        expenses                        3,399,584   2,957,111     9,311,918    8,131,946
                                       ----------   ---------    ----------   ----------
Income from operations                  1,332,961     695,191     3,513,919    2,107,820
Interest expense, net                     142,578     160,367       457,007      567,025
                                       ----------   ---------    ----------   ----------
Income before income taxes              1,190,383     534,824     3,056,912    1,540,795
Income taxes                              462,737     141,456     1,082,199      387,654
                                       ----------   ---------    ----------   ----------
Net income                               $727,646    $393,368    $1,974,713   $1,153,141
                                       ==========   =========    ==========   ==========



                                         Three Months Ended        Nine Months Ended
                                              June 30                   June 30
                                          2010        2009         2010        2009
                                       ----------   ---------    ----------   ----------
Net income                               $727,646    $393,368    $1,974,713   $1,153,141
Dividends on preferred stock              131,400     149,150       406,033      447,450
                                       ----------   ---------    ----------   ----------
Net income applicable to common
    shareholders                          596,246     244,218     1,568,680      705,691

Dividend add back due to assumed
    Preferred Stock conversion            131,400      17,750       406,033       53,250
                                       ----------   ---------    ----------   ----------
Net income for diluted income per
    common share                         $727,646    $261,968    $1,974,713     $758,941
                                       ==========   =========    ==========    ==========

Basic net income per common share        $0.05       $0.02           $0.13       $0.06
Diluted net income per common share      $0.05       $0.02           $0.13       $0.06

Weighted average shares outstanding
      Basic                          12,610,116   11,371,933     12,315,532   11,362,745
      Diluted                        14,982,382   12,346,636     14,687,798   12,337,448



DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Nine Months Ended
                                                                        June 30
                                                                 2010               2009
                                                              ----------         -----------
Cash flows from operating activities:
Net income                                                  $ 1,974,713          $1,153,141
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Stock compensation expense                               202,325             96,345
       Provision for doubtful accounts and sales returns         12,498            (48,318)
       Depreciation and amortization                            767,686             732,725
       Deferred income taxes                                    (56,400)                -0-
       (Increase) decrease in:
          Accounts receivable                                  (649,343)           (374,360)
          Inventories                                           188,149             406,595
          Prepaid expenses and other current assets            (164,573)            (34,324)
        Increase (decrease) in:
          Accounts payable and accrued expenses                 776,576            (487,778)
          Income taxes payable                                 (161,294)            117,400
          Billings in excess of cost                            (60,448)            180,011
                                                             -----------          ----------
Net cash provided by operating activities                     2,829,889           1,741,437
                                                             -----------          ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                (241,468)           (292,567)
     Decrease in other assets                                       (71)              5,269
                                                             -----------          ----------
     Net cash used in investing activities                     (241,539)           (287,298)
                                                             -----------          ----------
Cash flows from financing activities:
     Issuance of common stock                                   264,509              66,347
     Repayment of long-term debt                             (1,602,988)         (1,275,940)
     Repayment of short-term debt                                   -0-            (490,117)
     Deferred financing costs incurred                              -0-               6,130
     Preferred stock dividends paid                            (352,283)           (447,450)
                                                             -----------          ----------
Net cash used in financing activities                        (1,690,762)         (2,141,030)
                                                             -----------          ----------
Net increase (decrease) in cash and cash equivalents            897,588            (686,891)
Cash and cash equivalents, beginning                          3,104,778           3,882,955
                                                             -----------          ----------
Cash and cash equivalents, ending                            $4,002,366          $3,196,064
                                                             ===========         ===========

Supplemental Information on Cash Flows
   Non cash portion of preferred stock dividends paid           $53,750                $-0-



Preferred dividends totaled $406,033 during the period ended
June 30, 2010, of which $352,283 was paid in cash and $53,750 was paid in common stock issuance.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 2009 was audited and appears in the Form 10-K previously filed by the Company. The consolidated balance sheet as of June 30, 2010 and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 2010 and 2009, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2010 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year financial statement presentation. In addition, see Note 7 describing a reclassification relating to temporary equity.

Note 2 - Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out
(FIFO) method. Inventories consist of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

                       June 30, 2010       September 30, 2009
                     -----------------      ------------------
Raw Materials               $1,499,316           $1,374,134
Work-in-Process                346,117              550,151
Finished Goods                 337,934              447,231
                     -----------------      ------------------
                            $2,183,367           $2,371,516
                     =================      ==================


Note 3 - Billings in Excess of Costs

Billings in excess of costs relates to research and development contracts and consists of billings at provisional contract rates less actual costs plus fees.

Note 4 - Intangible Assets

Intangible assets at June 30, 2010 and September 30, 2010 consist of the following:


                                       Useful           Gross          Accumulated June 30, 2010
                                     Life (Years)       Amount         Amortization
-------------                        ------------       ------         ------------
Acquired Customer Base                   5-15        $7,025,413         $ 986,060
Know How                                  15            512,000            68,267
Trade Names                               15            219,000            29,200
Backlog                                    4            182,000            34,533
                                                     ----------         -----------
                                                     $7,938,413         $1,118,060
                                                     ==========         ===========

                                       Useful           Gross          Accumulated
September 30, 2009                   Life (Years)       Amount         Amortization
------------------                   ------------       ------         ------------
Acquired Customer Base                   5-15        $7,025,413         $  630,294
Know How                                  15            512,000             42,667
Trade Names                               15            219,000             18,250
Backlog                                    4            182,000             15,167
                                                     ----------         -----------
                                                     $7,938,413         $  706,378
                                                     ==========         ===========


During the period ended June 30, 2010, the Company adjusted the useful life of the Company's Backlog from 15 years to 4 years from the date of acquisition (July 1, 2008). A useful life of 4 years coincides with the corresponding revenues generated from the backlog. The Company determined that amortizing the backlog over 15 years versus 4 years from the date of acquisition did not have a material impact on the current or prior period financial statements. Commencing April 1, 2010, the net book value of the backlog of $160,767 is being amortized over its remaining useful life of 27 months.

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

For purposes of computing diluted earnings per share, 2,372,266 and 974,703 common share equivalents were assumed to be outstanding for the quarters ended June 30, 2010 and 2009, respectively. The effect of the assumed conversion of certain stock options was anti-dilutive and therefore excluded from the computations. The computation of basic and diluted net income per common share is as follows:

    Calculation of Net Income for Basic Earnings per Share

                                      June 30,2010       June 30, 2009
                                        ----------        -----------
    Net income                          $1,974,713         $1,153,141
    Less:  Preferred stock dividends      (406,033)          (447,450)
                                        ----------        -----------
    Income allocable to common
       shareholders                     $1,568,680          $ 705,691

    Calculation of Net Income for Diluted Earnings per Share

                                      June 30,2010       June 30, 2009
                                        ----------        -----------
    Net income                          $1,974,713         $1,153,141
    Less:  Preferred stock dividends    $      -0-           (394,200)
                                        ----------        -----------
    Net Income for Dilutive Earnings
     per Share                          $1,974,713          $ 758,941


    Weighted average shares outstanding  June 30,2010    June 30, 2009

     Basic                              12,315,532         11,362,745
     Effect of dilutive securities
       Stock Options                       269,866             30,403
       Convertible Preferred Stock       2,102,400            944,300
                                        ----------        -----------
     Diluted average shares outstanding 14,687,798        12,337,448

Note 6 - Stock Based Compensation

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The list of assumptions used for the Black-Scholes option pricing model is presented below with numbers shown for the most recent grant:

                           May 10, 2010 (Date of most recent grant)
Expected term in years               3 years
Risk-free interest rate               4.23%
Expected volatility                  68.33%
Expected dividend yield               0.00%

The expected volatility was determined with reference to the historical volatility of the
Company's stock. The expected term of options granted represents the period of time for which the options have been granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

During the three months ended June 30, 2010, 6,471 stock options were granted at $3.58 per share and 15,000 stock options were exercised. The stock options granted vest in 2012 and are for employee compensation with a Black Scholes value of $7,000. The options exercised had an exercise price of $2.00 per share with $30,000 paid in cash. For the three months ended June 30, 2010, total stock-based compensation charged to operations was $81,962 consisting of $43,189 from previously granted options that vested during this period and $38,773 for stock grants. At June 30, 2010, there was approximately $301,752 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan. The Company cancelled $0 worth of options during the three months ended June 30, 2010. Compensation expense relating to stock grants during the three months ended June 30, 2010 totaled $38,773, comprised of 2,302 shares granted at $2.61 and 718 shares granted at $2.99 per share and 43,619 shares for deferred directors' compensation issued March 2010 at $2.69 per share.

During the nine months ended June 30, 2010, 671,118 stock options were granted at prices ranging from $3.19 to $4.06 per share and 121,459 stock options were exercised. Of the granted stock options, 550,000 vest quarterly beginning in January 2010, 20,000 of the remaining options vest in 2011, 6,471 vest in 2012 and the remaining 94,647 are currently vested. Of the options exercised, 110,000 had an exercise price of $2.00 per share with $220,000 paid in cash, 3,876 had an exercise price of $0.60 per share with $2,325.60 paid in cash, 2,182 had an exercise price of $0.51 per share with $1,112.82 paid in cash, and 2,134 had an exercise price of $0.53 per share with $1,131.02 paid in cash. For the nine months ending June 30, 2010, total stock based compensation was charged to operations was $202,325, consisting of $32,296 from previously granted options that vested during this period, $82,831 from Director stock options, and $87,198 from stock grants. The Company cancelled $12,954 worth of stock options during the nine months ended June 30, 2010. Compensation expense relating to stock grants during the nine months ended June 30, 2010 totaled $87,198, comprised of 6,200 shares granted at $2.80, 300 shares granted at $2.99, 3,769 shares granted at $1.99, 2,768 shares granted at $2.71, 2,302 shares granted at $2.61, 718 shares granted at $2.79 and 47,584 shares granted at $2.69 per share, which includes 43,619 shares for deferred directors' compensation.

Note 7 - Equity

On July 1, 2008, the Company acquired certain business assets from RMD Instruments, LLC (the "Seller") through a new Dynasil wholly-owned subsidiary named RMD Instruments Corporation. This was done in order to maintain the name in the marketplace with customers. As part of the transaction, the Company issued one million Dynasil common stock shares to the members of the Seller. Commencing July 1, 2010, the Seller's members may tender these shares of Dynasil common stock to the Company for repurchase by it at a repurchase price of $2.00 per share during a two year period ending July 1, 2012, upon no less than ninety (90) days prior notice to the Company.

During the period ended June 30, 2010, the Company reclassified the 1,000,000 shares of redeemable common stock valued at its redemption value of $2.00 per share, or $2,000,000, from permanent equity to temporary equity to properly reflect the repurchase requirement that is not within the Company's control. Management believes the likelihood of redemption is remote and has determined that the reclassification adjustment has no material impact on the financial statements for the periods presented. There is no material impact on the Company's financial position, results of operations or earnings per share. In addition, there is no material impact on liquidity ratios: debt to equity, debt leverage, return on equity or working capital. The reclassification adjustment resulted in a decrease in common stock of $500 and additional paid-in-capital of $1,999,500 and an increase in temporary equity of $2,000,000. Prior periods presented have been reclassified to conform with the current period financial statement presentation.

On November 30, 2009, Dynasil issued an aggregate of 946,431 shares of its Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 710,000 shares of its Series B 10% Cumulative Convertible Preferred Stock (the "Series B Preferred Shares"). Dynasil had previously called all of the Series B Preferred Shares for redemption on November 30, 2009. 100% of the Series B preferred stock was converted to common stock which eliminates dividend payments of $71,000 on an annual basis. As of June 30, 2010, 5,256,000 shares of Dynasil's Series C 10% Cumulative Convertible Preferred Stock (the "Series C Preferred Shares") were outstanding. The Company's convertible preferred stock, when issued, was convertible to common stock at or above the current market price of the Company's common stock and therefore, contains no beneficial conversion feature. Dividends on the Series C Preferred Shares are payable quarterly in cash or common stock at the election of the stockholder. A Series C preferred stockholder's ability to elect for dividends in common stock is terminated once Dynasil has issued 480,000 shares of common stock in respect of such elections. As of June 30, 2010, a total of 447,500 shares of common stock remain available. If payment in shares is elected (and available), the shares are to be issued at $2.50 per share.

Note 8 - Segment, Customer and Geographical Reporting

Segment Financial Information

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


                                                       Nine Months Ended
Segment                                     June 30, 2010               June 30, 2009
--------                                   --------------               --------------
Contract Research
   Revenues                                $ 17,369,196                 $14,817,723
   Income from Operations                     1,144,596                   1,019,356
   Income as a percent of revenues                6.6%                        6.9%
Photonics Products and Instruments
   Revenues                                 $14,125,764                 $11,065,330
   Income from Operations                     2,369,323                   1,088,464
   Income as a percent of revenues               16.8%                        9.8%
Total
   Revenues                                $ 31,494,960                $ 25,883,053
   Income from Operations                     3,513,919                   2,107,820
   Income as a percent of revenues               11.2%                        8.1%

Goodwill
   Contract Research                       $  4,754,825                $  4,754,825
   Photonics Products and Instruments         6,299,571                   6,299,571


Customer Financial Information

For the quarter and the nine months ended June 30, 2010, the top three customers for the
Contract Research segment were each various agencies of the U.S. Government. For the quarter ended June 30, 2010, these customers made up 83% of Contract Research revenues. For the nine months ended June 30, 2010, these customers made up 80% of Contract Research revenues.

For the Products and Instruments segment, there was no customer whose revenue represented more than 10% of the total segment revenues for either the quarter ended or for the nine months ended June 30, 2010.

Geographic Financial Information

Revenues by geographic location in total and as a percentage of total revenues, for the three months and nine months ended June 30, 2010 and 2009 are as follows:

                                      Three Months Ended                 Nine Months Ended
                                        June 30, 2010                     June 30, 2010
                                          -----------                       ----------
Geographic Location                    Revenues      % of Total      Revenues      % of Total
-------------------                    --------      ----------      --------      ----------
United States                        $ 9,738,147        86.3%      $27,288,686        86.6%
Europe                                   603,072         5.3%        2,348,835         7.5%
Other                                    953,649         8.4%        1,857,439         5.9%
                                      ----------       ------       ----------       ------
Total Revenues                       $11,294,868       100.0%       $31,494,960       100.0%


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

The FASB's guidance also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties, if incurred, are included in interest and financing expense. The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2006 - 2009. There are no material uncertain positions.

Note 9 - Subsequent Events

On July 9, 2010, the Company completed bank financing with Sovereign Bank (the "Bank") (which refinanced all outstanding debt and increased Dynasil's line of credit from $1.2 million to $8 million by entering into a Loan and Security Agreement with the Bank dated as of July 7, 2010. Under the Bank Loan Agreement, the Bank provided Dynasil with three borrowing facilities: a five-year $9 million term loan (the "Term Loan") at an interest rate of 5.58%; a $3 million working capital line of credit (the "Working Capital Line of Credit") at an interest rate of Prime or one month LIBOR plus 2.75% and a monthly fee calculated at the rate of 0.25% per annum of the unused Working Capital Line of Credit; and a $5 million acquisition line of credit (the "Acquisition Line of Credit") at an interest rate of one month LIBOR plus 3.5% and a monthly fee calculated at the rate of 0.25% per annum of the unused Acquisition Line of Credit. See the Company's report on form 8-K filed on July 14, 2010 for additional details.

On July 19, 2010, the Company completed the acquisition of 100% of the issued and outstanding stock of Hilger Crystals Limited ("Hilger") from Newport Corporation ("Newport"). Hilger, located in Margate, Kent, England, is engaged in the manufacture of synthetic crystals for infrared spectroscopy and x-ray and gamma ray detection. Pursuant to the Share Purchase Agreement dated July 19, 2010 by and among the Company, Newport, Hilger and Newport Spectra-Physics Limited, Dynasil acquired 100% of the issued and outstanding stock of Hilger for an initial cash payment of $4 million and a possible additional payment of up to $0.75 million after eighteen months based on Hilger's current business revenues for the eighteen months following the acquisition. See the Company's report on form 8-K filed on July 23, 2010 for additional details.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America
("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ending September 30, 2009.


General Business Overview

Revenues for the third quarter of fiscal year 2010 which ended June 30, 2010 were at a record level of $11.3 million, an increase of 32.7% over revenues of $8.5 million for the quarter ended June 30, 2009. Income from Operations for the quarter was $1.33 million, an increase of 91.7% over Income from Operations of $0.7 million for the quarter ended June 30, 2009. Income before Taxes for the quarter was $1.2 million, an increase of 122% over Income before Taxes of $0.5 million for the quarter ended June 30, 2009. Net Income for the quarter was $727,646 or $0.05 per share, compared with a Net Income of $393,368, or $0.02 per share, for the quarter ended June 30, 2009. Year to date revenues of $31,494,960 are up 22% versus last year's $25,883,053, year to date Income from Operations of $3,513,919 is 67% above last year's $2,107,820, year to date Income before Taxes of $3,056,912 is up 98.4% versus $1,540,795 for the nine months ended June 30, 2009, and year to date Net Income of $1,974,713 is up 71.2% versus $1,153,141 for the nine months ended June 30, 2009.

For the nine months ended June 30, 2010, our Contract Research segment ("Contract Research") revenues increased 17.2% over the prior year period. Revenue has increased from the ramp-up of research resources which was required to meet contract timing given increased contract wins. Operating Income has increased in tandem with revenues since the majority of these research contracts are primarily on a 'cost plus' basis.

For the same nine month period, the revenues for our Optics
Photonics and Instruments Segment ("Products and
Instruments") increased 27.7%, but Income from Operations increased 117.7%. Gross Profit margin improved from 36.6% of sales to 41.5%. The increased revenues came from a combination of growth initiatives and improved economic conditions. The large increase in profitability was driven by the higher revenues coupled with continued cost reductions and controls.

                        Results of Operations - Quarter Ending June 30

                         3 Months Ended 6/30/10                  3 Months Ended 6/30/09
                          ----------------------                  ----------------------
                  Contract    Products &                    Contract    Products &
                  Research   Instruments    Total           Research   Instruments    Total
                  --------   -----------  ----------        --------   -----------  --------
Revenue          $5,747,204  $5,547,664  $11,294,868      $5,012,397  $3,500,495  $8,512,892
Gross Profit      2,249,290   2,483,255    4,732,545       2,300,418   1,351,884   3,652,302
SG&A              2,077,688   1,321,896    3,399,584       1,991,140     965,971   2,957,111
Operating Income    171,602   1,161,359    1,332,961         309,278     385,913     695,191


Revenue for the three months ended June 30, 2010 was $11,294,868, a 32.7% increase from
$8,512,892 for the three months ended June 30, 2009.
Contract Research revenue was increased by 14.6%. Products and Instruments revenue achieved an increase of 58.4% due to a combination of customer and new product initiatives as well as improved economic conditions.

Gross Profit for the three months ended June 30, 2010 was $4,732,545 or 41.9% of sales, a 29.6% increase from $3,652,302, or 42.9% of sales for the three months ended
June 30, 2009 due primarily to increased revenue.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2010 were $3,399,584 or 30.0% of sales. This was a decrease of 4.7% of sales from SG&A expenses of $2,957,111 or 34.7% of sales for the three months ended June 30, 2009. This was driven by higher revenues combined with cost controls.

Income from Operations for the three months ended June 30, 2010 was $1,332,961, an increase of 91.7% over Income from Operations of $695,191 for the quarter ended June 30, 2009.
Contract Research Income from Operations was lower in 2010 for the quarter due to an adjustment for unallowable costs associated with government contracts.

Net interest expense for the three months ended June 30, 2010 was $142,578, compared to $160,367 for the three months ended June 30, 2009, which was a result of paying down debt.

Net income for the three months ended June 30, 2010 was $727,646 or $0.05 in basic earnings per share, which is up
85.0% from net income for the three months ended June 30, 2009, of $393,368, or $0.02 in basic earnings per share.

The Company had a $462,737 provision for income taxes for the quarter ended June 30, 2010 and a $141,456 provision for the quarter ended June 30, 2009.

                             Results of Operations - Year to Date

                          9 Months Ended 6/30/10             9 Months Ended 6/30/09
                          ----------------------             ----------------------

                  Contract     Products &                Contract    Products &
                  Research    Instruments    Total       Research   Instruments    Total
                  --------   -----------  ----------     --------   -----------   --------
Revenue         $17,369,196  $14,125,764  $31,494,960  $14,817,723  $11,065,330  $25,883,053
Gross Profit      6,966,152    5,859,685   12,825,837    6,194,395    4,045,371   10,239,766
SG&A              5,821,556    3,490,362    9,311,918    5,175,039    2,956,907    8,131,946
Operating Income  1,144,596    2,369,323    3,513,919    1,019,356    1,088,464    2,107,820


Revenues for the nine months ended June 30, 2010 were $31,494,460, an increase of 21.7% over revenues of $25,883,053 for the nine months ended June 30, 2009. The nine month revenue increase was driven by a 17.2% Contract
Research increase and a 27.7% Products and Instruments increase. We continue to be successful at winning Contract
Research programs and our backlog of contracts awarded continues to be in excess of one year. Our Products and Instruments segment continues to win additional business with both existing and new products.

Gross Profit for the nine months ended June 30, 2010 was $12,825,837, or 40.7% of sales, an increase of 25.3% over the nine months ended June 30, 2009 of $10,239,766 or 39.6% of sales. The nine month gross profit dollars for our Contract Research segment grew with revenues and the gross profit as a percent of sales moderated from 41.8% in 2009 to 40.1% at June 30, 2010, as a nearly equal amount of costs shifted between Cost of Sales and SG&A expenses. The gross profit margin for our Products and Instruments segment improved from 36.6% to 41.5% due to higher revenue, operational improvements and cost controls as compared to the nine months periods ended June 30, 2009.

Selling, general and administrative ("SG&A") expenses for the nine months ended June 30, 2010 were $9,311,918 or 29.6% of sales, a 1.8 percentage improvement from the nine months ended June 30, 2009 of $8,131,946 or 31.4% of sales. SG&A expenses for the Contract Research segment improved by 1.4 percent from 33.5% of sales for the nine months ended June 30, 2010 to 34.9% of sales in the previous year, as a nearly equal amount of costs shifted between Cost of Sales and SG&A expenses. The nine month SG&A expenses for the Products and Instruments segment ended June 30, 2010 were 24.7% improved from 26.7% in the same period in 2009 due primarily to higher revenues along with cost controls.

Income from Operations for the nine months ended June 30, 2010 was $3,513,919, an increase of 66.7% over Income from Operations for the nine months ended June 30, 2009 of $2,107,820. Contract Research had increased Income from
Operations of $125,240 while Products and Instruments'
Income from Operations rose $1,280,859 from the same period for 2009.

Net interest expense for the nine months ended June 30, 2010 was $457,007, compared to $567,025 for the nine months ended June 30, 2009. The decrease in combined interest expense was solely the result of the repayment of $1.6 million of debt since September 30, 2009. The only change in interest rates was the increase in rate on the RMD Instruments, LLC note of $2,000,000 from 8% to 9%, effective as of October 1, 2009.

Net income for the nine months ended June 30, 2010 was $1,974,713, or $0.13 in basic earnings per share, which is up 71.2% from the net income for the nine months ended June
30, 2009, of $1,153,141 or $0.06 in basic earnings per
share. When compared to the nine months ended June 30, 2009, the increase in net income was primarily driven by improved operating results combined with lower interest expense, net of taxes.

The Company has a $1,082,199 provision for income taxes for the nine months ended June 30, 2010, and a $387,654 provision for the nine months ended June 30, 2009. The tax provision is higher due to increased net income results.
The Company had no further federal net operating loss carry-forwards and most New Jersey state tax net operating loss carry-forwards were utilized for the quarter and the nine months ended June 30, 2009. The Company had approximately $445,532 of net operating loss carry-forwards as of September 30, 2009 available to offset certain future New Jersey and New York state taxable income that expire in various years through 2013. The effective tax rate for the nine months ended June 30, 2010 was 35.3% which is up from 25.2% in the previous year as a result of higher profitability and amortization for tax purposes of intangibles from past acquisitions which only offsets a fixed amount of income.

Liquidity and Capital Resources

Cash was increased by $897,588 for the nine months ended June 30, 2010 to $4,002,366. The primary sources of cash were net income of $1,974,713 with depreciation and amortization expenses that aggregated to $767,686 and issuance of common stock of $264,509. Working Capital accounts were impacted with an increase of $649,343 in accounts receivable. This was an increase of 16% in accounts receivable as compared to a revenue increase of 22%. As a result, days sales outstanding ("DSO") improved
9.8 days from 48.8 days at September 30, 2009 to 39.0 days at June 30, 2010. Inventory was reduced and provided cash of $188,149, despite the rise in sales. Inventory turns, which apply only to the Products and Instruments segment, improved to 5.4 turns from a twelve month average of 4.4 turns. Repayment on long term debt was the largest use of cash with an amount of $1,602,988. Payments on long term debt included the monthly payments on term and mortgage debt of $1,302,988. In addition, a mandatory principal repayment of $300,000 was made to Susquehanna Bank in February, 2010, based on the earnings recapture provision contained in the Term Loan and Line of Credit Loan Agreement dated July 1, 2008 (the "Term Loan Agreement"). Also, income taxes payable were reduced by $161,294 due to the timing of tax provisions and payments of estimated taxes. Cash of $241,468 was used for the investment in capital equipment and $352,283 was used to pay cash dividends on preferred stock.

Management believes that its current cash and cash equivalent balances of $4,002,366, combined with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital and capital expenditures for new business initiatives for at least the next twelve months.

On July 9, 2010, the Company completed bank financing with Sovereign Bank (the "Bank") which refinanced all outstanding debt and increased the Company's bank lines of credit from $1.2 million to $8.0 million. The agreement with the Bank provided the Company with three borrowing facilities.
First, a five year $9 million term loan was used to refinance all existing indebtedness in the aggregate amount of $8,373,315. The balance of the $9 million term debt was used to pay transaction expenses with a remaining amount of $448,055 added to cash available for use for general corporate purposes. The five year Bank term loan carries a fixed interest rate of 5.58% which reduces average interest rates by 18% as compared to a 6.82% weighted average cost of debt prior to refinancing. In addition to lower interest costs, the Bank term loan is repayable monthly based on a 7-year straight line amortization with a balloon payment due on July 7, 2015. The second borrowing facility with the Bank is a $3 million working capital line of credit at an interest rate of Prime or one month LIBOR plus 2.75%. There has been no draw on the working capital line of credit to date. The third borrowing facility is a $5 million acquisition line of credit at an interest rate of one month LIBOR plus 3.5%. Principal debt repayments will be $1,285,714 over the next 12 months. Prior to the refinancing, the current portion of long term debt including a $2,000,000 Note payable to a related party was $3,847,785, resulting in a reduction of required principal payments of $2,562,070 over the next twelve months and an improvement in the current ratio (current assets divided by current liabilities) from 1.66 to 2.62.

Beginning on July 1, 2010, the seller's members of RMD
Instruments, LLC may tender up to 1,000,000 shares of Dynasil common stock at a repurchase price of $2.00 per share which could require the Company to make a cash payment of up to $2.0 million (see Note 6 to the financial statements contained in this report).

The Bank financing requires Dynasil to maintain at all times and measured at the end of each fiscal quarter a Consolidated Maximum Leverage Ratio (Total Funded Debt to EBITDA, as defined in the Bank Loan Agreement) not to exceed 3 to 1 and a Fixed Charge Coverage Ratio of at least 1.2 to
1. Please see the Company's report on form 8-K filed on July 7, 2010 for additional details.

The Company was in compliance with the Bank covenants at the time of the Bank financing. We believe that the Company will remain in compliance and maintain access to the Bank lines of credit. However, this belief is based upon many assumptions including the general business climate. A reoccurring worldwide economic slow-down could significantly impact the Company's revenues and profits so that a returning recession could cause a cash shortage.

Acquisitions and Commercialization of Research

We continue to execute our strategy of significant growth through acquisitions and commercialization of technology from our government funded research as well as organic growth and effective execution in our businesses. The acquisition of Radiation Monitoring Devices, Inc. ("RMD Research") and specific assets of RMD Instruments, LLC ("RMD Instruments" on July 1, 2008 (collectively, "RMD") had a transformational impact on Dynasil with a tripling of revenues as well as significantly increasing our technical capabilities and intellectual property. Management is focused on commercialization of RMD technology either internally or through acquisitions.

Specifically, on July 19, 2010, the Company completed the acquisition of 100% of the issued and outstanding stock of Hilger Crystals Limited ("Hilger") from Newport Corporation ("Newport"). Hilger, located in Margate, Kent, U.K., is engaged in the manufacture of synthetic crystals for infrared spectroscopy and x-ray and gamma ray detection.
The acquisition combines our technical depth in synthetic crystals at Radiation Monitoring Devices, Inc. ("RMD Research") with Hilger's highly specialized expertise in the growth and manufacturing of crystals. The acquisition of Hilger puts the Company in a strong position as a high quality manufacturer and supplier. The transaction exemplifies our growth strategy to acquire companies with strengths in complementary areas, which enables us to more quickly commercialize our new technology while expanding the scale and scope of our product line and distribution channels. Please see the Company's report on Form 8-K flied on July 23, 2010 for additional details.

During the third quarter, Dynasil's Board took a key step with commercialization of RMD Research technology by approving investment into dual mode nuclear detectors for Homeland Security applications which would be used to locate nuclear bombs or nuclear materials at ports and borders. They are designed to be a single detector which replaces two current detector subsystems - the gamma radiation detector and also the helium 3 detectors for neutrons which are in critically short supply. Handheld devices would be the initial target market.

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

The majority of the Company's contract research revenue is derived from the United States government and government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States government contracts are subject to audit. The Company believes that the results of such audits will not have a material adverse effect on its financial position or its results of operations.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2009, step one of the testing determined the estimated fair values of the reporting units substantially exceeded their carrying values by 21%. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

Intangible Assets

The Company's intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of RMD, Inc. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the periods ended June 30, 2010 and 2009.

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

Convertible Preferred Stock

The Company considers the guidance of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion
Features or Contingently Adjustable Conversion Ratios" and
EITF 00-27, "Application of Issue No. 98-5 to Certain
Convertible Instruments", codified in FASB ASC Topic

470-20 when accounting for the issuance of convertible preferred stock. The Company's convertible preferred stock, when issued, are generally convertible to common stock at or above the then current market price of the Company's common stock and therefore, will contain no beneficial conversion feature.

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

In April 2010, the FASB issued ASC Topic 605 "Revenue Recognition - Milestone Method." This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance, including, but not limited to, the future markets and demand for our products, new research and development initiatives, our debt covenant compliance, and the Company's potential repurchase obligation with respect to equity issued in connection with the RMD acquisition are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, including, without limitation, those set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, and the risks and uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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


PART II

OTHER INFORMATION
------------------

ITEM 1    Legal Proceedings

On or about May 6, 2008, the Company's EMF subsidiary ("EMF") received a Summons with Notice (the "Summons") filed on January 18, 2008 in the Supreme Court of the State of New York, County of Albany, by the New York State Attorney General on behalf of the State of New York Workers' Compensation Board (the "Board"), as plaintiff. The Summons required EMF, which is one of a large number of defendants, to appear in the action commenced by the Board alleging its entitlement to recover previously billed and unpaid assessments in a Manufacturing Self Insurance Trust that terminated on or about August 31, 2007. On April 6, 2010, EMF accepted a settlement offer from the Board that calls for EMF to pay $21,509.37 no later than June 3, 2010. The settlement offer has been accepted by the Board as of May 4, 2010 without any contingency requirements. The settlement has been paid and no further action is required.

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

        99.1 Press release, dated August 16, 2010 issued by
        Dynasil Corporation of America
        announcing its financial results for the quarter ended June 30, 2010.

     (b) Reports on Form 8-K

        On July 14, 2010 an 8-K report for Items 1.02, 2.03,
8.01 and 9.01 reporting that Dynasil completed bank financing with Sovereign Bank (the "Bank") (which refinanced all outstanding debt and increased Dynasil's line of credit from $1.2 million to $8 million by entering into a Loan and Security Agreement with the Bank dated as of July 7, 2010.


      On July 23, 2010, an 8-K report for Items 2.01, 2.03, 8.01, and 9.01 reporting that Dynasil completed the acquisition of 100% of the issued and outstanding stock of Hilger Crystals Limited ("Hilger") from Newport Corporation ("Newport"). Pursuant to the Share Purchase Agreement dated July 19, 2010 by and among the Company, Newport, Hilger and Newport Spectra-Physics Limited, Dynasil acquired 100% of the issued and outstanding stock of Hilger for an initial cash payment of $4 million and a possible additional payment of up to $0.75 million after eighteen months based on Hilger's current business revenues for the eighteen months following the acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYNASIL CORPORATION OF AMERICA


BY:   /s/ Craig T. Dunham            DATED: August 16, 2010
  ---------------------------------   --------------------
          Craig T. Dunham,
          President and CEO


     /s/ Richard A. Johnson          DATED: August 16, 2010
  ---------------------------------   --------------------
         Richard A. Johnson,
         Chief Financial Officer