Form 10-K
period 2010-09-30
DYNASIL CORP OF AMERICA
filed 2010-12-17
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

44 Hunt Street, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (607) 272-3320

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0005 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files.) Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
         Large accelerated filer ☐       Accelerated filer ☐
         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No☒

As of March 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,288,691.

As of December 17, 2010 there were 12,738,080 shares of common stock, par value $.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders to be held February 1, 2011 are incorporated by reference into Part III of this report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Dynasil Corporation of America (“Dynasil", "we" or the "Company") is a rapidly growing provider of technology, products, services and solutions aimed at making the world safer and healthier.  The Company develops and manufactures specialized sensors, precision instruments and optical products, including nuclear detectors and medical probes, for the medical, industrial and homeland security/defense markets.  In addition, we have substantial revenue from government-funded contract research from which we usually retain the commercial rights to the technology.  The resulting technology and commercialization initiatives combined with our expansion goals through both organic and acquisition growth are expected to further bolster our track record of significant and profitable growth.

Recent Recognition

On December 14, 2010, we announced that we will be listed on the NASDAQ Global Markets under the symbol of DYSL effective on December 17, 2010.

On November 23, 2010, we were honored as number two on New Jersey’s 50 fastest growing companies by NJBIZ based on our 577 percent annualized revenue growth for a four year period from 2005-2009. Similarly, on October 28, 2010, we were ranked number three on Deloitte’s 2010 Greater Philadelphia Fast 50 technology, media, life sciences and clean tech companies.  In addition, on October 20, 2010, we were ranked 175th on Deloitte LLP’s 2010 Technology Fast 500 list, a ranking of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America.

History

Dynasil was founded in 1960 as a New Jersey corporation to manufacture synthetic fused silica, a high purity, optical material used for applications such as laser systems and optical instruments. For five decades, Dynasil has provided synthetic fused silica and fused quartz products to customers for a wide range of optics applications.  On March 3, 2008, Dynasil became a Delaware corporation by consummating a migrating merger.

During October 2004, Mr. Craig Dunham became the Company’s new President and CEO.  With new leadership, Dynasil’s strategy evolved to one designed for significant profitable growth through increasing the revenues of the existing business and through acquisitions.  With the acquisition of Radiation Monitoring Devices, Inc. in 2008, the growth strategy was expanded to commercialize the best technologies developed by our R & D efforts to drive revenue and profitable growth, bolstered by focused acquisitions aimed at capitalizing on our technologies and products, gaining complementary capabilities and expanding market channels.

Building Our Capability Through Acquisitions

In March, 2005, we acquired Optometrics LLC (“Optometrics”), a worldwide supplier of optical components and instruments including diffraction gratings, interference filters, laser optics, monochromators and specialized optical systems. In October 2006, we acquired Evaporated Metal Films Corporation (“EMF”) an optical thin-film coatings company with a broad range of application markets including solar energy, display systems, dental photography, optical instruments, satellite communications and lighting. In July 2008, we acquired Radiation Monitoring Devices, Inc. (“RMD Research”), a contract research company, and certain assets of RMD Instruments, LLC (“RMD Instruments”), an advanced instruments company that manufactures and sells instruments and components in the medical imaging, environmental sensing and quality control markets which include hand-held analyzers for lead paint and medical probes for cancer surgery. RMD Instruments and RMD Research are referred to, together, in this Annual Report as “RMD”.  In July 2010, Dynasil acquired Hilger Crystals, Ltd. (“Hilger”), a leading manufacturer of synthetic crystals applicable to a wide range of industrial, medical, and homeland security applications with a long history of supplying high-quality synthetic crystals for infrared spectroscopy, X-ray and gamma ray detection.  Applications for synthetic crystals include homeland security, baggage scanning, medical imaging, oil exploration, chemical analysis and military.

The 2008 acquisition of RMD increased our technical capabilities and intellectual property, and added high potential optical instruments to our optics/photonics products and instruments segment.  With the new opportunities emerging from the RMD research work, our growth strategy was expanded to include the development of new technology for commercialization through government funded research.  Dynasil is currently exploring commercialization opportunities in the nuclear detector, medical imaging, photodiode, dosimeter and micro-crack detection areas.  During 2009, Dynasil hired a Corporate Vice President with responsibility over this area and established a Commercialization Advisory Committee to further assist in the process.  In 2010, the Company took additional steps to accelerate the commercialization and distribution of the extensive technology portfolio, including the acquisition of Hilger Crystals, Ltd., a leading manufacturer of synthetic crystals which was acquired to speed the time to market for commercialization of our nuclear detector technology for Homeland Security applications.

Dynasil is currently comprised of six business units in two business segments, five of which manufacture commercial products in the optics/photonics products and instruments segment, including the original optical materials business, optical components, optical coatings, optical instruments and optical crystal growth.  The sixth business unit is involved in the contract research segment.  See note 15 to the Consolidated Financial Statements for segment information.

During the last six years, Dynasil has implemented clear focus, professional management tools, process improvements, and has realized improved execution across its companies with the following results:
- Revenue has grown from $2 million in FY 2004 to $43 million in FY 2010, a 63% compound annual growth rate.
- Operating income has been increased from a $0.1 million loss for FY 2004 to a $4.8 million profit for FY 2010.
- Net income has been increased from a $0.2 million loss for FY 2004 to a $3.2 million profit for FY 2010.
- Earnings per share have been increased from a loss of ($0.08) per share in FY 2004 to $0.22 per share for FY 2010.
- The stock price has increased from $0.07 per share in September 2004 to an average of $ 5.00 per share for the thirty calendar days ending December 13, 2010 – an increase of more than 70 times.

Optics/ Photonics Products and Instruments Segment

We manufacture optics/photonics products and instruments including optical materials, components, coatings, specialized instruments and synthetic crystals for a broad range of applications markets in the medical, industrial, and homeland security/ defense sectors.  Our products include optical instruments as well as components that are used for optical instruments, lasers, analytical instruments, semiconductor/ electronic devices, automotive components, spacecraft/aircraft components, advertising displays, baggage scanners and in devices for the solar energy industry.

We also produce several analytical instruments including instruments designed to measure the “Sun Protection Factor” (“SPF”) of sunscreens, handheld instruments to determine whether there is lead in the paint of buildings and whether electronics are in compliance with the Reduction of Hazardous Substances (“ROHS”) regulations, and medical probes which reduce the scope of cancer surgery.

Our products are distributed through direct sales as well as other channels and delivered by commercial carriers. We have twenty sales and marketing employees who handle sales.  We also use manufacturer’s representatives and distributors in various foreign countries for international sales and U.S. manufacturer’s representatives for some of the RMD Instruments’ product lines.  Marketing efforts include direct customer contact through sales visits, advertising in trade publications and presentations at trade shows.

We compete for business in the optics and instrument industries primarily with fabricators of industrial optical materials, other optical components manufacturers, other optical crystal manufacturers and other optical coaters as well as other analytical instruments manufacturers and synthetic crystal manufacturers.  Market share in the optics and analytical instrument industries is largely a function of quality, price, performance and speed of delivery.  We believe that we compete effectively in all three areas.

Contract Research Segment

RMD Research has been conducting government research under the Small Business Innovation Research (“SBIR”) program for more than 25 years as well as, more recently, non-SBIR projects.  The current contract backlog is approximately two years.  Management believes that prior and current research projects are a source for new commercial products in areas like medical imaging, industrial sensors and homeland security.

We compete for contract research work with a variety of small and some large businesses which submit contract proposals based on government solicitations. We believe that the quality of our research and development work as well as our proposal quality are key competitive factors and that we compete very well in all of these areas.

Commercialization Activities

For most of our contract research activities, U.S. Government customers allow us to earn a small profit on the work and to retain commercial rights to the technology that we develop.  As a result, we have 37 patents granted, an additional 1 patent approved awaiting issuance and 19 patents in the application process which are assigned or co-assigned to RMD.

Commercialization of new technology is a major focus area for the Company.  In June 2009, Mr. Paul Tyra was hired as Vice President – Commercialization to accelerate this process.  In September 2009, Mr. Ken Morse, founding Managing Director of the MIT Entrepreneurship Center agreed to assist us as a consultant in the commercialization of our extensive research and technology portfolio.  We also established a Commercialization Advisory Board to further assist in the process.

During the third quarter of FY 2010, Dynasil’s Board took a key step with commercialization of RMD Research technology by approving investment into dual mode nuclear detectors for Homeland Security applications which would be used to locate nuclear bombs or nuclear materials at ports and borders.  One of the most serious threats faced by the United States is the possibility of terrorists smuggling a nuclear weapon into the country and, consequently, the Department of Homeland Security is seeking improved detection equipment.  Existing detectors tend to be expensive, too small, or are plagued by false alarms from naturally occurring radioactive materials, such as kitty litter and bananas.  In addition, current border protection technology for nuclear materials utilizes a crucial ingredient called helium-3 which was a by-product of the nuclear weapons program and is increasingly in short supply. Dynasil's proprietary crystals show great promise as a replacement for helium-3 and they are designed to be a single detector which replaces two current detector subsystems – the helium-3 detectors for neutrons and also the gamma radiation detector.  Handheld devices would be the initial target market.  On July 19, 2010, the Company completed the acquisition of Hilger Crystals Limited from Newport Corporation with the objectives of speeding the time to market for the new dual mode nuclear detectors as well as adding Hilger’s existing businesses and sales channels to Dynasil.  Hilger already manufactures synthetic crystals for x-ray and gamma ray detection for Homeland Security and medical imaging applications. The acquisition combines the technical depth in synthetic crystals at RMD Research with Hilger’s highly specialized expertise in the growth, manufacturing, packaging and distribution of synthetic crystals.  The acquisition of Hilger puts the Company in a strong position as a high quality manufacturer and supplier.  The transaction exemplifies our growth strategy to acquire companies with strengths in complementary areas, which enables us to more quickly commercialize our new technology while expanding the scale and scope of our product line and distribution channels.

The following additional technology areas are under active consideration for commercial expansion, possible licensing or possible joint venture activities.  Compact, low cost radiation badges are under development for potential military, industrial and consumer applications which also may have high potential.  The project has been funded by the Department of Defense into Phase 3 where prototypes are being developed.  The Company is researching the marketability and market size for this potential product.  Another active project is sensors for non-destructive testing which can detect very small cracks for applications such as aircraft wings, turbine blades, nuclear power plant piping and other non-destructive testing of metals.  This is a large world-wide industry for which RMD Research is working to develop a product with a greatly enhanced capability to detect cracks at the micro level.  While not yet fully developed, if perfected, this technology could dramatically improve the outcomes in this industry.  Another area of commercialization activity is new thin film coatings for medical imaging applications.  RMD Research has developed coatings which enable higher speed x-ray imaging rather than just still pictures as well as highly sensitive PET sensors used for medical diagnostic procedures.  We currently sell low volume quantities of these coatings and sensors and are evaluating the market potential.

Additional Background Information

We currently have more than 1,157 customers with approximately 56% of our business concentrated in our top 10 customers.  Our five largest customers accounted for approximately 22.6%, 14.7%, 5.3%, 3.7% and 2.7%, respectively, of our revenues during fiscal year 2010.  The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations.

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

Our research and development (“R&D”) activities include government funded research which totaled $20.6 million for fiscal year 2010 and $18.2 million for fiscal year 2009.  R&D for our historical businesses has primarily involved new product development, changes to our manufacturing processes and the introduction of improved methods and equipment. Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses.  Substantially all of our research and development costs relate to research contracts performed by RMD Research, and are in turn billed to the contracting party

Other than federal, state and local environmental and safety laws as well as International Traffic in Arms Regulation (“ITAR”) and FDA requirements, our operations are not subject to direct governmental regulation, although RMD Research must comply with the government contracting rules contained in the federal acquisitions register.  We do not have any pending notices of environmental or government contract violations and are aware of no potential violations.  There are no known buried storage tanks on our properties.  Environmental compliance costs for fiscal year 2010 were $55,000.

Our total work force consists of 222 total employees: 31 administrative, 20 sales, 88 research and/or engineering and 86 manufacturing personnel.  Of these employees, 212 are full-time.  Forty-one members of the research and development staff hold Ph.D.s.  The operations are non-union except for a two-person union in one location.

ITEM 2.  PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet in West Berlin, New Jersey.  We lease a 10,000 square foot manufacturing and office building in Ayer, MA from a related party with a lease that expires in March 2013. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, New York.  We own a two-story, 17,000 square foot manufacturing and office facility in Margate, Kent, in the U.K.  We lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for RMD from a related party with leases that expire in June 2013.  We also lease 13,050 square feet office and research space in adjacent buildings in Watertown, MA with leases that expire in May 2013 and February 2014.  The Watertown locations are the primary location for our corporate offices and contract research segment.  Optics/photonics products and instruments operations are conducted at all five locations.  We believe that the properties are in satisfactory condition and suitable for our purposes.  The New Jersey, New York, and U.K. properties are collateral against notes payable to banks.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Effective December 17, 2010, the Company’s Common Stock has been listed on the NASDAQ Global Market under the symbol “DYSL”.  Prior to December 17, 2010, the Company’s Common Stock was quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB".

The "high" and "low" bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board for each quarterly period for the fiscal years ended September 30, 2009 and September 30, 2010:
Fiscal Quarter	High Bid Price	Low Bid Price
2009
First	$1.40	$0.51
Second	$1.55	$0.55
Third	$1.06	$0.64
Fourth	$2.35	$0.85
2010
First	$3.10	$1.80
Second	$2.70	$2.00
Third	$2.90	$2.00
Fourth	$4.30	$0.51
The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

The “high” and “low” sale prices for trades of the Company’s Common stock on the OTC bulletin board were as follows for each quarterly period for the fiscal years ended September 30, 2009 and September 30, 2010:

Fiscal Quarter	High Sale Price	Low Sale Price
2009
First	$1.50	$0.70
Second	$1.55	$0.55
Third	$1.35	$0.80
Fourth	$2.45	$0.85
2010
First	$3.25	$1.85
Second	$2.73	$2.01
Third	$3.00	$2.40
Fourth	$4.50	$2.35

As of the December 6, 2010 Annual Meeting record date there were 12,734,139 shares of the Company’s common stock outstanding held by approximately 1026 holders of record.

The Company has paid no cash dividends on its common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on its common stock in the foreseeable future.  There are no restrictions on dividend payments unless the Company is in default under the loan documents with Sovereign/Santander Bank.

Equity Compensation Plan Information

The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants and options to officers, directors, employees and consultants to purchase up to 3,750,000 shares of the Company’s common stock.  At the February 3, 2010 Annual Meeting, a new Stock Incentive Plan was adopted by the shareholders which permits up to 6,000,000 shares of the Company’s common stock to be purchased through this plan.  At September 30, 2010, 5,819,756 shares of common stock are available for issuance under the plan in addition to the number of stock options outstanding. Options are generally exercisable at or above the common stock’s fair market value on the date of grant over a three to five-year period.  For the 2010 plan to date, options have been granted at exercise prices ranging from $3.58 to $7.32 per share.  On September 30, 2010, 1,855,500 options were outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	1,855,500	$2.88	5,819,756
Equity compensation plans not approved by security holders	None	None	None

Additional information regarding the securities authorized for issuance under equity compensation plans are set forth in Note 9 to the Consolidated Financial Statements of this Form 10-K document and is hereby incorporated by reference.

On September 28, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan.  The existing plan was amended to extend the termination date to September 28, 2020.  The Employee Stock Purchase Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the plan, a total of 450,000 shares have been reserved for issuance.  Of these, 180,038 shares have been purchased by employees at purchase prices ranging from $.06 to $2.72 per share. During any twelve-month calendar period, employees are limited to a total of $5,000 of stock purchases.

ITEM 6.   SELECTED FINANCIAL DATA

Dynasil, a smaller reporting company, is not required to complete this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K.

General Business Overview

Fiscal year 2010 was a year of significant growth in revenues and profits for Dynasil.  When compared to fiscal year 2009, revenues increased 25% from $34.4 million to $43.0 million.  Income from Operations increased 68.6% from $2.8 million to $4.8 million.  Net Income increased 108.5% from $1.55 million to $3.23 million.  Diluted Earnings per Share increased 159% from $0.08 per share to $0.22 per share.  Our Contract Research segment had increased revenues of 16.8% with continued high interest from major large customers such as Homeland Security, Department of Energy and National Institute of Health.  The revenue backlog for contract research continues to be nearly two years.  Our Optics/Photonics Products and Instruments segment had sales growth of 36.3%.  Included in our Optics/Photonics Products and Instruments segment are sales derived from our acquisition of Hilger Crystals on July 19, 2010.  Hilger provided revenues of $687,850 from the acquisition date to September 30, 2010.  Sales growth in this segment would have been 31.6% absent the acquisition.  The Optics/Photonics Products and Instruments segment experienced a rebound in customer demand coupled with new product introductions and new customer business development.

Net income was greatly aided by $1.2 million in tax credits awarded under the Qualifying Therapeutic Discovery Project (“QTDP”) program, enacted as part of the Patient Protection and Affordable Care Act of 2010 which reduced taxes by $793,200.  The QTDP tax credits were provided to help fund projects with reasonable potential to (a) treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions; (b) reduce the long-term growth of health care costs in the United States; or (c) significantly advance the goal of curing cancer within thirty years.  The Company was awarded the maximum credit allowed under five different initiatives.  Finally, during fiscal 2010, the Company completed refinancing of its outstanding indebtedness with Sovereign/Santander Bank.  The financing lowered the Company’s weighted average cost of debt from 6.82% to 5.58% (a decrease of 18%) while increasing Dynasil’s lines of credit from $1.2 million to $8 million.

We remain focused on continuing to execute internal growth as well as growing through further acquisitions and commercialization opportunities from technology coming out of our contract research segment.

Results of Operations

	Results of Operations for the Years Ending September 30
	2010			2009
	Contract Research	Products & Instruments	Total	Contract Research	Products & Instruments	Total
Revenue	23,109,847	19,859,915	42,969,762	19,794,281	14,569,393	34,363,674
Gross Profit	9,445,339	8,318,463	17,763,802	8,244,719	5,489,454	13,737,173
SG&A	7,758,445	5,213,195	12,971,641	6,760,751	4,130,345	10,891,096
Operating Income	$1,686,894	$3,105,268	$4,792,162	$1,483,968	$1,359,109	$2,843,077

Overall, revenues for the fiscal year ended September 30, 2010 were $42,969,762. This represents an increase of 25.0% over revenues for the fiscal year ended September 30, 2009 of $34,363,674.  Contract Research revenues increased by 16.8% with continued strong contracts from Homeland Security, Department of Energy and others.  Optics/Photonics Products and Instruments achieved an increase of 36.3% including the addition of the Hilger revenue of $687,850, continued new customer and new product growth initiatives and more favorable economic conditions.

Gross profit for fiscal year 2010 increased by 29.3% from the prior year period to $17,763,802.  Therefore, given our 25% increase in revenues, gross profit as a percentage of sales improved from 40.0% to 41.3%.  Gross profit margin from Contract Research was relatively constant with the improvement coming from volume improvement and cost initiatives in the Optics/Photonics Products and Instruments segment.

Selling, general and administrative (“SG&A”) expenses increased to $12,971,640 or 30.2% of sales for fiscal year 2010 from $10,891,096 or 31.7% of sales for fiscal year 2009, an improvement of 1.5% of sales.  Again, the improvements came primarily from the Optics/Photonics Products and Instruments segment where costs were controlled as revenues increased.  SG&A expenses in fiscal 2010 included period costs of $127,372 associated with the debt refinancing transaction with Sovereign/Santander Bank.  In addition, SG&A expenses included $183,627 in period costs associated with the acquisition of Hilger Crystals.

Net Interest Expense decreased to $628,120 in fiscal 2010 from $735,317 in fiscal 2009.  This decrease came from continued debt reduction with regular periodic payments from the beginning of the year until July when the debt was refinanced with Sovereign/Santander Bank at which time the weighted average cost of debt was reduced.  The effect of the interest rate reduction was partially offset by additional $4 million in borrowings to fund the acquisition of Hilger Crystals, leading to higher debt levels.

For fiscal year 2010, the Company had income tax expense of $929,661 as compared to $556,462 for fiscal year 2009.  Higher net taxable income was offset when the Company was awarded $1.2 million in federal tax credits associated with the Qualifying Therapeutic Discovery Project (QTDP), enacted as part of the Patient Protection and Affordable Care Act of 2010, which reduced taxes by $793,200.

The Company had net income of $3,234,381 for the year ended September 30, 2010 compared to net income of $1,551,298 for the fiscal year ended September 30, 2009.  Net income improved most dramatically for our Optics/Photonics Products and Instruments segment since net profit margin is relatively fixed with our contractual arrangements for the Contract Research segment.

Liquidity and Capital Resources

Net cash as of September 30, 2010 was $4,111,966 which was an increase of $1,007,188 as compared to $3,104,778 at September 30, 2009.

Net cash provided by operating activities was $3,109,097 for fiscal year 2010 versus $2,380,435 for fiscal year 2009.  Fiscal year 2010 net income was $3,234,381, depreciation/ amortization added back $1,040,132, and accounts receivable increased by $1,689,793.  The accounts receivables increased 42% as compared to the revenue increase of 25% over the prior year period.  Correspondingly, days sales outstanding (DSO) increased by 5.8 days to 51.8.  This increase was primarily the result of timing differences year to year with the collection of governmental agency accounts receivable within the Contract Research segment.  Excluding the additional inventory purchased as part of the Hilger acquisition, inventory decreased by $198,241 with inventory turns of 3.8 days staying relatively constant including Hilger.  Accounts payable and accrued expense changes added $845,151 to cash flow with the higher business volume.  Income taxes payable decreased by $894,217 primarily with the QTDP tax credits which will provide future cash flow benefit.

Cash flows used in investing activities were $4,366,423 for fiscal year 2010 compared to $445,646 for fiscal year 2009.  Cash paid for the Hilger Crystals acquisition in July totaled $4,002,946.  Capital expenditures to purchase machinery and equipment were $363,406 for fiscal year 2010 compared to $445,646 for 2009.

Cash flows from financing activities added $2,247,810 to cash for fiscal year 2010 and ($2,712,966) was used for fiscal year 2009. Cash added from financing activities for fiscal year 2010 included borrowings of $9,000,000 under the new Term Loan with Sovereign/Santander Bank.  These proceeds were used to repay indebtedness to Susquehanna Bank of $5,415,300; Tompkins Trust of $985,015 and RMD Instruments LLC of $2,000,000.  An additional $4,000,000 was borrowed under the Acquisition Line of Credit to fund the acquisition of Hilger Crystals.  Cash was used to make periodic payments against long term debt of $2,058,892 both before and after the debt refinancing.  Cash was received from the issuance of common stock in the amount of $271,255 and preferred stock dividends of $427,433 were paid in cash.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next 12 months.  As of September 30, 2010, the Company had cash of $4,111,966 and available bank line of credit borrowings of $4 million, made up of $3 million available under a working capital line of credit and an additional $1 million remaining available under an acquisition line of credit.  From July 1, 2010 until June 30, 2012, the former owners of RMD Instruments, LLC may tender up to 1,000,000 shares of Dynasil common stock at a repurchase price of $2.00 per share which could require the Company to make a cash payment of up to $2.0 million (see Note 9 to the financial statements contained in this report).

In addition, there are currently plans for capital expenditure of $1,367,000 in the next twelve months.  This includes investment in the Company’s dual mode nuclear detector initiative for Homeland Security applications which would be used to locate nuclear bombs or nuclear material at ports and borders.  Any other major business expansions or acquisitions will likely require the Company to seek additional debt and/or equity financing.

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil to maintain at all times and measured at the end of each fiscal quarter a Consolidated Maximum Leverage Ratio (Total Funded Debt to EBITDA, as defined in the Bank Loan Agreement) not to exceed 3 to 1 and a Fixed Charge Coverage Ratio of at least 1.2 to 1 (see Note 7 to the financial statements contained in this report).  The Bank Loan Agreement also provides for events of default customary for credit facilities of this type, including, but not limited to, non-payment, breach of covenants, insolvency and defaults on other debt.  On September 30, 2010, the Company was in compliance with all covenants.

DYNASIL’S STRATEGY

Our vision is to be the premier global specialized sensor, precision instruments and optical products company. Our mission is to deliver sustainable growth and maximum value to our shareholders and the best products, services and technologies to our customers. Our plan is to continue to grow profitably through organic growth driven by commercialization of our best technologies and acquisitions of companies with strengths in complementary areas that enable us to more quickly commercialize our new technology while expanding the scale and scope of our product line and distribution channels. We plan to continue to use Government R & D funding to supplement technology development.

Dynasil’s sensors and instruments are aimed at making the world safer and healthier in critical applications including:

-	Medical products such as probes to help surgeons determine which lymph nodes to remove during breast cancer surgery.
-	Commercial products such as handheld x-ray florescence (XRF) instruments to determine whether there is lead in paint within buildings or toys.
-	Homeland security products such as improved sensors for detecting nuclear materials or dirty bombs at ports and borders.
-	Defense products such as laser optics for fighter jets.

We have the following strengths that we believe make Dynasil unique:
-
A track record of consistent growth and profitability – growing from $2 million revenues in fiscal year 2004 to $43 million in fiscal year 2010 – a 63% compound annual growth rate while being profitable every quarter since fiscal year 2004.

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
-
Dynasil has a proven track record for delivering results by bringing focus to businesses and improving their execution.  The acquisitions of Optometrics, EMF, the Precision Optics filter product line, RMD and Hilger Crystals have been completed since March 2005 and we have significantly improved operational execution and results in these businesses.

-
Management expects the profitable research at RMD to drive our internal growth of commercial products as well as to lead to acquisitions where RMD technology can provide a competitive advantage.  An example of our current involvement with commercialization occurred in the third quarter when the Company’s Board approved investment into dual mode nuclear detectors for Homeland Security applications.  These detectors are designed to locate nuclear bombs or nuclear materials at ports and borders and are expected to replace two current detector subsystems – the gamma radiation detector and also the helium-3 detectors for neutrons, which are in critically short supply.  The initial target product is handheld devices with volume commercial sales expected during FY 2011.

Financial Objective

Dynasil’s goal is to perform in the top 25% of peer group companies with respect to the total return to shareholders.

Ethics Policy

Dynasil has a Code of Conduct which requires adherence to the highest ethical standards in all its dealings with customers, vendors, employees and stockholders.  Ethical behavior includes the principles of integrity, fairness, respect, openness, and obeying all laws. The Company adopted a revised Code of Conduct for all employees on October 1, 2010.  The Company will provide a copy to any person without charge upon request and it is posted on the Company website – www.dynasilcorp.com.

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

An effective central corporate staff focuses on adding value by centralizing a few selected activities and by developing key competencies within the business units which include:
-	Providing overall corporate leadership and coordination.
-	Identifying, structuring, and coordinating acquisition activities to support growth objectives.
-	Driving commercialization of the Company’s extensive research portfolio either organically or through acquisitions.
-	Implementing key corporate competencies in the business units to support organic growth by teaching and consulting to include:

o
Clear focus by defining a few, key business objectives; prioritizing the projects to best meet those objectives; setting individual goals; consistently communicating updates; and sharing in the profits;

o	Disciplined manufacturing, sales and business processes;
o	Market understanding, strategy process, and identification of a few high growth projects; and continuous revenue growth and operational improvements;
o	Providing cost effective financial reporting, tax compliance, investor relations, SEC compliance, legal support, and fund raising to support growth.
-	Facilitating cooperation and coordination between business units such as working together to maximize overall effectiveness of sales and marketing.
-	Identifying transferable skills within the business units and using them to help other business units.
-	Purchasing shared items, such as insurance, where consolidated purchasing delivers savings.
-	Coordinating Human Resource policies, high level recruiting, and supporting business units with HR issues.

Acquisitions

The Company plans to aggressively pursue additional acquisitions to enhance growth using the following criteria:

a) Acquisitions that can quickly add to financial results.  Target companies are product companies serving related markets that can be purchased on attractive financial terms.  Of particular interest are companies where a combination with Dynasil offers increased customer access, complementary capabilities that can expand revenues, cost savings or where companies have developed capabilities that can be rapidly brought to market given access to Dynasil’s existing infrastructure, growth capital and/or leadership assistance.  Our business model has proven to be an attractive exit option for long term owners who want to see their business continue to prosper and grow.

b) Acquisitions that create strategic competitive advantage through technology leadership where RMD has developed technology that can quickly create value.

Strategy Summary

•	Use profitable research to springboard growth
–	Internal growth by commercializing technology
–	Focused acquisitions can speed time to market
•	Continue Effective Execution
–	People focused on key goals & the basics
–	Build upon strong customer base and expand
•	Use acquisitions to capitalize on our technology
–	Increase market penetration
–	Gain complementary capabilities and market channels

“Off Balance Sheet” Arrangements

The Company has no “Off Balance Sheet” arrangements.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized.  Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill.  An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value.  With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2010, step one of the testing determined the estimated fair values of the reporting units substantially exceeded their carrying values by 20%.  Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

Impairment of Long-Lived Assets

The Company's long-lived assets include property, plant and equipment and intangible assets subject to amortization.  The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition.  If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  With the significant economic downturn during fiscal 2009, the Company concluded that impairment indicators existed.  As a result, the Company reviewed its long-lived assets and determined there was no impairment charge during the year ended September 30, 2009.  The Company determined there was no impairment for the year ended September 30, 2010.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to certain statements found under the captions "Description of Business," “General Business Overview,” "Results of Operations," “Dynasil’s Strategy,” and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Watertown, Massachusetts

     We have audited the accompanying consolidated balance sheets of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES as of September 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     We were not engaged to examine management’s assessment of the effectiveness of DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES’ internal control over financial reporting as of September 30, 2010 and 2009, included in the accompanying management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey
December 17, 2010

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 and 2009
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,111,966	$3,104,778
Accounts receivable, net of allowance for doubtful accounts of $132,584 for 2010 and $123,853 for 2009 and sales returns of $24,168 for 2010 and $18,916 for 2009	6,360,583	4,053,742
Inventories	3,097,219	2,371,516
Deferred tax asset	-0-	290,100
Cost in excess of billings	135,157	-0-
Prepaid income taxes	410,045	-0-
Prepaid expenses and other current assets	453,418	306,848
Total current assets	14,568,388	10,126,984

Property, Plant and Equipment, net	3,953,319	2,744,724
Other Assets
Intangibles, net	6,671,149	7,232,035
Goodwill	13,591,287	11,054,396
Deferred financing costs, net	190,568	64,637
Total other assets	20,453,004	18,351,068

Total Assets	$38,974,711	$31,222,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,870,779	$1,749,524
Accounts payable	1,482,250	773,837
Accrued expenses and other liabilities	1,823,222	1,111,342
Income taxes payable	-0-	507,122
Deferred tax liability	91,100	-0-
Billings in excess of costs	-0-	60,448
Dividends payable	131,400	149,150
Total current liabilities	5,398,751	4,351,423

Long-term Liabilities
Long-term debt, net	10,833,334	6,386,796
Note payable to related party	-0-	2,000,000
Contingent consideration	750,000	-0-
Total long-term liabilities	11,583,334	8,386,796

Temporary Equity
Redeemable common stock, at redemption value of $2,000,000; put option on 1,000,000 shares issued and outstanding in 2010 and 2009	2,000,000	2,000,000

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 12,482,356 and 11,250,257 shares issued, 11,672,196 and 10,440,097 shares outstanding for 2010 and 2009, respectively	$6,241	$6,125
Preferred Stock, $.001 par value, 15,000,000 shares authorized, 5,256,000 and 5,966,000 shares issued and outstanding for 2010 and 2009, respectively, 10% cumulative, convertible	5,256	5,966
Additional paid in capital	15,186,029	14,364,388
Deferred compensation - common stock	(160,088)	-0-
Accumulated other comprehensive income	150,162	-0-
Retained earnings	5,791,368	3,094,420
	20,978,968	17,470,899
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	19,992,626	16,484,557

Total Liabilities and Stockholders' Equity	$38,974,711	$31,222,776

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2010 and 2009

	2010	2009

Net revenues	$42,969,762	$34,363,674
Cost of revenues	25,205,960	20,629,501
Gross profit	17,763,802	13,734,173
Selling, general and administrative expenses	12,971,640	10,891,096
Income from operations	4,792,162	2,843,077
Interest expense, net	628,120	735,317
Income before income taxes	4,164,042	2,107,760
Income tax expense, net of $793,200 of tax benefits resulting from QTDP tax credits	929,661	556,462
Net income	$3,234,381	$1,551,298

Net Income	$3,234,381	$1,551,298
Other comprehensive income, net of $77,400 and $-0- income taxes in 2010 and 2009
Foreign currency translation	150,162	-0-
Total comprehensive income	$3,384,543	$1,551,298

Net income	$3,234,381	$1,551,298
Dividends on preferred stock	537,433	589,740
Net income applicable to common shareholders	2,696,948	961,558
Dividend add back due to assumed preferred stock conversion	537,433	71,000
Net income for diluted income per common share	$3,234,381	$1,032,558

Basic net income per common share	$0.22	$0.08
Diluted net income per common share	$0.22	$0.08

Weighted average shares outstanding
Basic	12,404,701	11,373,837
Diluted	14,937,575	12,328,261

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 and 2009

					Additional	Deferred		Accumulated Other			Total
	Common	Common	Preferred	Preferred	Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance, October 1, 2008 as previously reported	12,142,849	$6,072	5,966,000	$5,966	$16,122,185	$0	$2,132,862	$0	810,160	$(986,342)	$17,280,743
Reclassification adjustment	(1,000,000)	(500)	-0-	-0-	(1,999,500)	$0	$0	$0	0	$0	(2,000,000)
Balance, October 1, 2008 as restated	11,142,849	5,572	5,966,000	5,966	14,122,685	0	2,132,862	0	810,160	(986,342)	15,280,743

Issuance of shares of common stock under employee stock purchase plan	3,333	2	-0-	-0-	3,541	-0-	-0-	-0-	-0-	-0-	3,543
Issuance of shares of common stock in lieu of compensation to directors	40,075	20	-0-	-0-	50,145	-0-	-0-	-0-	-0-	-0-	50,165
Issuance of shares of common stock under stock option plan	53,000	26	-0-	-0-	27,024	-0-	-0-	-0-	-0-	-0-	27,050
Compensation costs recognized in connection with stock options	-0-	-0-	-0-	-0-	133,998	-0-	-0-	-0-	-0-	-0-	133,998
Issuance of shares of common stock in lieu of Series C preferred stock dividends	11,000	5	-0-	-0-	27,495	-0-	-0-	-0-	-0-	-0-	27,500

Preferred stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(589,740)	-0-	-0-	-0-	(589,740)

Net income	-0-	-0-	-0-	-0-	-0-	-0-	1,551,298	-0-	-0-	-0-	1,551,298
Balance, September 30, 2009	11,250,257	$5,625	5,966,000	$5,966	$14,364,888	$0	$3,094,420	$0	810,160	$(986,342)	$16,484,557
Issuance of shares of common stock under employee stock purchase plan	20,546	10	-0-	-0-	43,818	-0-	-0-	-0-	-0-	-0-	43,828
Issuance of shares of common stock in lieu of compensation to directors	81,179	41	-0-	-0-	221,602	(102,314)	-0-	-0-	-0-	-0-	119,329
Issuance of shares of common stock under stock option plan	121,459	61	-0-	-0-	226,469	-0-	-0-	-0-	-0-	-0-	226,530
Compensation costs recognized in connection with employee bonuses	6,500	3	-0-	-0-	18,254	-0-	-0-	-0-	-0-	-0-	18,257
Compensation costs recognized in connection with employment contract	7,500	4	-0-	-0-	22,871	(22,875)	-0-	-0-	-0-	-0-	-0-
Compensation costs recognized in connection with stock options	-0-	-0-	-0-	-0-	166,913	(34,899)	-0-	-0-	-0-	-0-	132,014
Issuance of shares of common stock in lieu of advisor fees	4,484	2	-0-	-0-	10,999	-0-	-0-	-0-	-0-	-0-	11,001
Issuance of shares of common stock for conversion of Series B preferred stock	946,431	473	(710,000)	(710)	237	-0-	-0-	-0-	-0-	-0-	-0-

Foreign currency translation adjustment	-0-	-0-	-0-	-0-	-0-	-0-	-0-	150,162	-0-	-0-	150,162
Issuance of shares of common stock in lieu of Series C preferred stock dividends	44,000	22	-0-	-0-	109,978	-0-	-0-	-0-	-0-	-0-	110,000

Preferred stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(537,433)	-0-	-0-	-0-	(537,433)

Net income	-0-	-0-	-0-	-0-	-0-	-0-	3,234,381	-0-	-0-	-0-	3,234,381
Balance, September 30, 2010	12,482,356	$6,241	5,256,000	$5,256	$15,186,029	$(160,088)	$5,791,368	$150,162	810,160	$(986,342)	$19,992,626

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 and 2009
	2010	2009
Cash flows from operating activities:
Net income	$3,234,381	$1,551,298
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	329,686	184,163
Provision for doubtful accounts and sales returns	1,886	64,404
Depreciation and amortization	1,040,132	946,932
Deferred income taxes	303,800	(56,600)
(Increase) decrease in:
Accounts Receivable	(1,689,793)	(727,443)
Inventories	198,241	538,214
Prepaid expenses and other current assets	(64,565)	(38,589)
Increase (decrease) in:
Accounts payable and accrued expenses	845,151	(396,145)
Income taxes payable	(894,217)	470,646
Billings in excess of cost	(195,605)	(156,445)
Net cash provided by operating activities	3,109,097	2,380,435

Cash flows from investing activities:
Purchases of property, plant and equipment	(363,406)	(445,646)
Decrease in other assets	(71)	-0-
Cash paid for acquisition	(4,002,946)	-0-
Net cash used in investing activities	(4,366,423)	(445,646)

Cash flows from financing activities
Issuance of common stock	271,255	30,593
Repayment of long term debt	(2,058,892)	(1,691,202)
Repayment of short term debt	-0-	(490,117)
Proceeds from debt refinancing	626,685	-0-
Proceeds from long term debt	4,000,000	-0-
Deferred financing costs incurred	(146,055)	-0-
Preferred stock dividends paid	(445,183)	(562,240)
Net cash used in financing activities	2,247,810	(2,712,966)

Effect of exchange rates on cash and cash equivalents	16,704	-0-

Net increase (decrease) in cash and cash equivalents	1,007,188	(778,177)

Cash and cash equivalents, beginning	3,104,778	3,882,955
Cash and cash equivalents, ending	$4,111,966	$3,104,778

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The Company is primarily engaged in the development, marketing and manufacturing of optical products and optical instruments as well as contract research.  The Company’s products and services are used in a broad range of application markets including the medical, industrial and homeland security/defense sectors.  The products and services are sold throughout the United States and internationally.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America (“Dynasil” or the “Company”) and its wholly-owned subsidiaries: Optometrics Corporation (“Optometrics”), Dynasil International Incorporated, Hibshman Corporation, Evaporated Metal Films Corp (“EMF”), RMD Instruments Corp (“RMD Instruments”), Radiation Monitoring Devices, Inc (“RMD Research”) and Hilger Crystals, Ltd (“Hilger”).  RMD Instruments and RMD Research are referred to, together, in these financial statements as “RMD.”  All significant intercompany transactions and balances have been eliminated.

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

Allowances for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that are identified.  While such credit losses have historically been minimal, within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  A significant change in the liquidity or financial position of any of the Company’s significant customers could have a material adverse effect on the collectability of accounts receivable and future operating results.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in sales and shipping and handling costs incurred in cost of revenues.

Research and Development

The Company expenses research and development costs as incurred.  Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs.  Research and development costs incurred during the years ended September 30, 2010 and 2009 were $20,600,349 and $18,210,315, respectively.  Substantially all of these research and development costs relate to research contracts performed by RMD Research, and are in turn billed to the contracting party.

Billings in Excess of Costs

Billings in excess of costs, or costs in excess of billings, relates to research and development contracts and consists of billings at provisional contract rates less actual costs plus fees.

Convertible Preferred Stock

The Company considers the guidance of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", codified in FASB ASC Topic  470-20 when accounting for the issuance of convertible preferred stock. The Company's convertible preferred stock, when issued, are generally convertible to common stock at or above the then current market price of the Company's common stock and therefore, contain no beneficial conversion feature.

Patent Costs (principally Legal Fees)

Costs incurred in filing, prosecuting and maintaining patents are expensed as incurred.  Such costs aggregated approximately $367,657 and $285,139 for the years ended September 30, 2010 and 2009, respectively.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Impairment of Long-Lived Assets

The Company's long-lived assets include property, plant and equipment and intangible assets subject to amortization.  The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition.  If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  With the significant economic downturn during fiscal 2009, the Company concluded that impairment indicators existed.  As a result, the Company reviewed its long-lived assets and determined there was no impairment charge during the year ended September 30, 2009.  The Company further determined there was no impairment for the year ended September 30, 2010.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The Company tests impairment at the reporting unit level using the two- step process.  The Company's primary reporting units tested for impairment are RMD Research, which comprises our Contract Research segment and RMD Instruments, which is a component of our Optics/Photonic Products and Instruments segment.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized.  Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill.  An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value.  With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2010, step one of the testing determined the estimated fair values of the reporting units substantially exceeded their carrying values by 20%.  Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

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

Deferred Financing Costs

Deferred financing costs, net of $190,568 and $64,637 at September 30, 2010 and 2009 include accumulated amortization of $8,986 and $33,719, respectively.  Amortization expense for the years ended September 30, 2010 and 2009 was $20,122 and $16,499.  Unamortized debt financing costs of $106,999 were expensed in 2010 due to refinancing.

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended September 30, 2010 and 2009 was $177,891 and $219,275.

Deferred Rent

Deferred rent consists of the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period.  Deferred rent is amortized as a reduction to rent expense over the term of the lease.  Deferred rent was $103,314 and $70,770 as of September 30, 2010 and 2009 and is included in accrued expenses and other liabilities.

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company has applied these provisions to all tax positions for which the statute of limitations remained open.  There was no impact on the Company’s consolidated financial position, results of operations, or cash flows as of September 30, 2010 and 2009.  As of September 30, 2009 and 2010, the Company had no unrecognized tax benefits.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of September 30, 2010 and 2009, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

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

For purposes of computing diluted earnings per share, 2,532,874 and 954,424 common share equivalents were assumed to be outstanding for the years ended September 30, 2010 and 2009, respectively.  The effect of assumed conversion of the Series C Preferred Stock into 2,102,400 common shares, as well as certain stock options, was antidilutive as of September 30, 2009 and therefore excluded from the computations.  Due to the increase in the price of the Company’s common stock, the Series C Preferred Stock was dilutive and included in the calculation as of September 30, 2010.  The computation of the weighted shares outstanding is as follows:

Weighted average shares outstanding
Basic	12,404,701	11,373,837
Effect of dilutive securities
Stock Options	430,474	10,124
Convertible Preferred Stock	2,102,400	944,300
Dilutive Average Shares Outstanding	14,937,575	12,328,261

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

Foreign Currency Translation

The operations of Hilger, the Company’s foreign subsidiary, use their local currency as its functional currency. Assets and liabilities of the Company’s foreign operations, denominated in their local currency, Great Britain Pounds (GBP), are translated at the rate of exchange at the balance sheet date.  Revenue and expense accounts are translated at the average exchange rates during the period.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity.  Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.  Accumulated comprehensive income at September 30 2010 and 2009 represents cumulative translation adjustments related to Hilger, the Company’s foreign subsidiary.  The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

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
SEPTEMBER 30, 2010 and 2009

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. In the normal course of business, the Company extends credit to certain customers. Management performs initial and ongoing credit evaluations of their customers and generally does not require collateral.

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable.  As of September 30, 2010 and 2009, approximately $2,166,759 and $1,035,288 or 34% and 26% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2010, the Company's uninsured bank balances totaled $3,163,714. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

In April 2009, the FASB released an amendment to ASC 805, “Business Combinations,” which requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The Company adopted the provisions of the guidance under ASC 805 and its amendment effective October 1, 2009. The impact of the adoption was dependent on the nature of acquisitions completed.  See Note 2 – Business Acquisition – Hilger Crystals Limited.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” an update to ASC 820. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. The Company adopted the provisions of this guidance under ASU 2009-05 effective October 1, 2009. The adoption did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurements.” This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company adopted the provisions of this guidance under ASU 2009-06, except for Level 3 reconciliation disclosures, effective October 1, 2011. As this guidance is disclosure-related, it did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. ASU 2010-17 is effective on a prospective basis for milestones achieved in interim and fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company will adopt the provisions of this update under ASU 2010-17 effective October 1, 2010. The Company does not expect ASU 2010-17 to have a material impact on its consolidated results of operations, financial position or cash flows.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year financial statement presentation.  See Note 9 describing the reclassification to Temporary Equity.

Note 2 – Business Acquisition – Hilger Crystals Ltd.

On July 19, 2010, Dynasil completed the acquisition of 100% of the issued and outstanding common stock of Hilger Crystals Limited from Newport Corporation (“Newport”).  Hilger, located in Margate, Kent, England, is engaged in the manufacture of synthetic crystals for infrared spectroscopy and x-ray and gamma ray detection.

Pursuant to the Share Purchase Agreement dated July 19, 2010 by and among Dynasil, Newport, Hilger and Newport Spectra-Physics Limited, Dynasil acquired 100% of the issued and outstanding common stock of Hilger for an initial payment of $4 million in cash and a possible additional payment of up to $0.75 million after eighteen months based on Hilger’s current business revenues for the eighteen months following the acquisition.  In addition, the Company made a payment in the amount of $2,946 associated with a post-closing balance sheet adjustment based on net working capital.  There were associated transaction costs of $183,627 recorded in selling, general and administrative costs for the period ended September 30, 2010.

The acquisition was funded by borrowing $4 million from Sovereign/Santander Bank under the Acquisition Line of Credit.  This borrowing carries the interest rate of one month LIBOR plus 3.5%.  There remains $1 million available under this Acquisition Line of Credit carrying the rate of 0.25% per annum on the unused portion.  The transaction costs were funded from the Company’s existing cash balances.

The total purchase price of $4,752,946 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values.  The results of operations of Hilger have been included in the consolidated financial statements from July 19, 2010, the effective date of the acquisition.

Purchase price:
Purchase price	$4,000,000
Contingent consideration	750,000
Working Capital Adjustment	2,946
$4,752,946

The Allocation of the purchase price is summarized below.

Purchase price allocation:
Accounts receivable	$618,938
Inventories	923,944
Prepaid expenses and other current assets	127,831
Property and equipment	1,111,728
Goodwill	2,513,054
Current liabilities assumed	(542,549)
Net fair value of assets acquired	$4,752,946

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

The following is the proforma financial information of the Company for the year ended September 30, 2010, assuming the transaction had been consummated at the beginning of the year ended September 30, 2010 (i.e., October 1, 2009):

For the year ended
September 30, 2010
Statement of Operations	(Unaudited)
Revenues	$45,087,896
Cost of revenues	26,468,238
Gross profit	18,619,658
Operating Expense	13,885,262
Income from operations	4,734,396
Interest and other expense	(626,246)
Income before income taxes	4,108,150
Income taxes	(986,829)
Net income	$3,121,321

Earnings per share:
Basic	$0.21
Diluted	$0.21

Note 3 – Inventories

Inventories at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Raw Materials	$2,386,255	$1,374,134
Work-in-Process	416,525	550,151
Finished Goods	294,439	447,231
	$3,097,219	$2,371,516

Note 4 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2010 and 2009 consist of the following:

	2010	2009
Land	$182,812	$40,450
Building and improvements	2,387,256	1,812,658
Machinery and equipment	5,982,594	5,163,255
Office furniture and fixtures	325,155	278,135
Transportaion equipment	60,828	60,828
	8,938,645	7,355,326
Less accumulated depreciation	4,985,426	4,610,602
	$3,953,219	$2,744,724

Depreciation expense for the years ended September 30, 2010 and 2009 was $459,123 and $395,210.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Note 5 – Intangible Assets

Intangible assets at September 30, 2010 and September 30, 2009 consist of the following:

	Useful	Gross	Accumulated
September 30, 2010	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,104,648
Know How	15	512,000	76,800
Trade Names	15	219,000	32,850
Backlog	4	182,000	52,966
		$7,938,413	$1,267,264

	Useful	Gross	Accumulated
September 30, 2009	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$630,294
Know How	15	512,000	42,667
Trade Names	15	219,000	18,250
Backlog	4	182,000	15,167
		$7,938,413	$706,378

During the period ended June 30, 2010, the Company adjusted the useful life of the Company’s Backlog from 15 years to 4 years from the date of acquisition (July 1, 2008).  A useful life of 4 years coincides with the corresponding revenues generated from the backlog.  The Company determined that amortizing the backlog over 15 years versus 4 years from the date of acquisition did not have a material impact on the current or prior period financial statements.  Commencing April 1, 2010, the net book value of the backlog of $160,767 is being amortized over its remaining useful life of 27 months.  Amortization expense for the years ended September 30, 2010 and 2009 was $560,887 and $535,137.

Estimated amortization expense for each of the next five fiscal years:

2011	$596,815
2012	$578,392
2013	$523,087
2014	$523,087
2015	$523,087

Note 6 – Goodwill

There was no change in the carrying value of goodwill during the year ended September 30, 2009.  Goodwill increased $2,536,891 during the year ended September 30, 2010 in connection with the Hilger Acquisition.

Note 7 – Debt

On July 9, 2010, Dynasil completed bank financing with Sovereign Bank (the "Bank") (the "Sovereign Credit Facility") which refinanced all outstanding debt and increased Dynasil's line of credit from $1.2 million to $8 million by entering into a Loan and Security Agreement with the Bank dated as of July 7, 2010 (the "Bank Loan Agreement").  Dynasil, as Borrower, and all of Dynasil's wholly owned active subsidiaries including: EMF, Optometrics, RMD Instruments and RMD Research, as Guarantors, executed and delivered various supporting agreements dated July 7, 2010 in favor of the Bank.  Under the Bank Loan Agreement, the Bank provided Dynasil with three borrowing facilities: a five-year $9 million term loan (the "Term Loan") at an interest rate of 5.58%; a $3 million working capital line of credit (the "Working Capital Line of Credit") at an interest rate of Prime or one month LIBOR plus 2.75% and a monthly fee calculated at the rate of 0.25% per annum of the unused Working Capital Line of Credit; and a $5 million acquisition line of credit (the "Acquisition Line of Credit") at an interest rate of one month LIBOR plus 3.5% and a monthly fee calculated at the rate of 0.25% per annum of the unused Acquisition Line of Credit.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

The $9 million proceeds of the Term Loan were used to pay off all of Dynasil's indebtedness with Susquehanna Bank (the "Susquehanna Bank Note"), Tompkins Trust Company (the "Tompkins Trust Bank Note"), and RMD Instruments LLC (the "RMD Instruments LLC Note"), in an aggregate amount of $8,373,315. The remaining $626,685 was used to pay transaction expenses and to increase available working capital.  The RMD Instruments LLC Note was a note payable to the former owners of RMD Instruments LLC, where a current officer of Dynasil has a financial interest.  The Term Loan is to be repaid with equal principal payments of $107,142.85 per month plus interest and matures on July 7, 2015.  Interest on advances under the Working Capital Line of Credit is payable monthly and such advances are repayable in full on July 7, 2012, unless the Working Capital Line of Credit is renewed by the Bank.  The Acquisition Line of Credit is available to Dynasil for future acquisitions under the terms specified in the Bank Loan Agreement.  Advances under the Acquisition Line of Credit are repayable monthly based on a 7-year straight line amortization plus interest, with a balloon payment due on July 7, 2015.

The Company borrowed $4 million under the Acquisition Line of Credit to fund the acquisition of Hilger Crystals in July 2010.  The Acquisition Loan is to be repaid with equal principal payments of $47,619 per month and matures on July 7, 2015.

The Bank Loan Agreement limits Dynasil and its subsidiaries' ability to, among other things: dispose of assets, engage in a new line of business materially different than its current business, have a change in control, acquire another business, incur additional indebtedness, incur liens, pay dividends and make other distributions, make investments and redeem (subject to exceptions) any of its equity securities.

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil to maintain at all times and measured at the end of each fiscal quarter a Consolidated Maximum Leverage Ratio (Total Funded Debt to EBITDA, as defined in the Bank Loan Agreement) not to exceed 3 to 1 and a Fixed Charge Coverage Ratio of at least 1.2 to 1.  The Fixed Charge Coverage Ratio is defined as EBITDA (as defined in the Bank Loan Agreement) for the applicable period divided by the sum of (a) Dynasil's consolidated interest expense for such period, plus (b) the aggregate principal amount of scheduled payments on Dynasil's indebtedness made during such period, plus (c) the sum of all cash dividends and other cash distributions to Dynasil's shareholders during such period, plus (d) the sum of all taxes paid in cash by Dynasil during such period, plus (e) all unfunded capital expenditures during such period.  The Bank Loan Agreement also provides for events of default customary for credit facilities of this type, including, but not limited to, non-payment, breach of covenants, insolvency and defaults on other debt.  Upon an event of default and during its continuance, the interest rate will automatically increase 5.0% above the otherwise applicable interest rate.  In addition, upon an event of default, the Bank may elect a number of remedies including, but not limited to, stopping the advance of money to Dynasil and declaring all obligations (including principal, interest and expenses) immediately due and payable, which shall occur automatically if Dynasil becomes insolvent.  On September 30, 2010, the Company was in compliance with all covenants. The Company believes that they will remain in compliance and maintain access to the Bank lines of credit.

Dynasil's obligations under the Bank Loan Agreement are guaranteed by EMF, Optometrics, RMD Instruments, RMD Research and Dynasil and each of such subsidiaries have granted the bank a security interest in substantially all its personal property.  In addition, EMF has granted a mortgage in the Bank's favor as to EMF's leasehold property in Ithaca, New York.  Finally, the Company has pledged 65% of the outstanding shares of Hilger as collateral to the Bank.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Long-term Debt

Long-term debt at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Note payable to bank in monthly installments of $107,143 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate is fixed at 5.58% for the life of the loan, secured by substantially all assets.	$8,785,714	$-0-

Note payable to bank in monthly installments of $47,619 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate in floating based on one month LIBOR plus 3.5%. The rate at September 30, 2010 was 3.76%, secured by substantially all assets.	3,904,762	-0-

Note payable to bank in monthly installments of $8,727 including interest of 7.8% through October 2011 (after October 2011, the interest rate will adjust every five years to the Federal Home Loan Bank of NY Advance Rate plus 2.8%), maturing on October 1, 2026, secured by a mortgage on the Ithaca, New York real estate, repaid July 9, 2010 with refinancing.	-0-	979,187

Note payable to Ithaca Urban Renewal Agency for Lease of land in Ithaca, New York for 99 years with the options to purchase said land for $26,640 after May 2008	13,636	16,389

Note payable to bank in monthly installments of $174,359 including interest at 6.0%, through June 2013, secured by substantially all Dynasil and subsidiary assets except EMF real estate, repaid July 9, 2010 with refinancing.	-0-	7,140,744

Note payable to related party in which the former owners of RMD and current officers of RMD have a financial interest, bears interest at 8% through September 30, 2009, increased to 9% effective October 1, 2009, due October 1, 2009, unsecured, repaid July 9, 2010 with refinancing.	-0-	2,000,000
	$12,704,112	$10,136,320
Less current portion	1,870,779	1,749,524
	$10,833,333	$8,386,796

The aggregate maturities of long-term debt, as of September 30, 2010 are as follows:

For the years ending:
September 30, 2012	$1,857,142
September 30, 2013	1,857,142
September 30, 2014	1,857,142
September 30, 2015	5,261,907
Thereafter	-0-
$10,833,333

Note 8 – Income Taxes

The Company’s income tax expense (benefit) for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Current
Federal	$1,423,575	$479,600
State	404,036	178,662
Utilization of NOL carryforwards	-0-	(45,200)
Utilization of QTDP tax credits	(1,201,750)	-0-
	$625,861	$613,062
Deferred
Federal	233,400	(67,500)
State	70,400	10,900
	303,800	(56,600)
Income tax expense	$929,661	$556,462

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rates to income before income taxes at September 30, 2010 and 2009 are as follows:

	2010	2009
Taxes at statutory rates applied to income before income taxes	$1,354,300	$716,600
Increase (reduction) in tax resulting from:
Depreciation	(22,600)	(39,500)
Amortization	(238,900)	(251,700)
Accounts receivable	(1,300)	18,700
Inventories	(22,700)	70,200
Vacation pay	34,600	1,400
Unfunded pension liability	-0-	(9,700)
Deferred compensation	(3,700)	3,700
Other	18,100	12,500
State income taxes	301,261	136,062
Net benefit of net operating loss carryforwards	-0-	(45,200)
Net benefit of QTDP tax credits	(793,200)	-0-
Deferred income taxes	303,800	(56,600)
	$929,661	$556,462

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.  Significant components of the Company’s deferred tax assets (liabilities) at September 30, 2010 and 2009 are as follows:

	2010	2009
Inventories	$239,100	$259,800
Vacation pay	110,500	79,000
Unfunded pension liability	20,200	20,200
Deferred compensation	-0-	3,400
Accounts receivable	44,600	44,200
Depreciation	(449,000)	(207,800)
Net operating loss carryforwards	-0-	-0-
State deferred taxes	20,900	91,300
Foreign currency translation	(77,400)	-0-
	$(91,100)	$290,100

As of September 30, 2010 and 2009, the Company has no net operating loss carryforwards to offset future federal or state income taxes.  The Company does have a QTPD tax credit carryover to fiscal year 2011 of $ 20,646 for research and development costs incurred in 2010 (during the Company’s 2011 fiscal year.)

 In July 2010, the Company applied for the Qualifying Therapeutic Discovery Project tax credit (“QTDP”). The QTDP tax credit allows qualifying businesses to claim a credit for 50% of their qualified investment in qualifying projects for tax years 2010 and 2009.  The tax credit covers research and development costs from 2009 and 2010.  In October 2010, the Company received notification from the Internal Revenue Service that it was granted the credits of approximately $1,200,000.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax filings for federal and state jurisdictions for the years from 2006 to 2009 are still subject to examination.

Note 9 – Stockholders’ Equity

On February 3, 2009, Dynasil stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of common shares from 25,000,000 to 40,000,000 and the authorized number of preferred shares from 10,000,000 to 15,000,000.

Convertible Preferred Stock

On October 2, 2006 the Company sold 710,000 shares of a Series B 10% Cumulative Convertible Preferred Stock in a private placement.  The stock was sold at a price of $1.00 per share.  Total expenses for the stock placement were $10,000.  No underwriting discounts or commissions were paid in connection with the sale.  Each share of preferred stock carried a 10% per annum dividend and was convertible to 1.33 shares of common stock at any time by the holders and was callable after two years by Dynasil at a redemption price of $1.00 per share.  Proceeds of the preferred stock sale were primarily used to acquire the capital stock of EMF and for related acquisition costs.  Dynasil called all of these shares for redemption on November 30, 2009 and all of the shares were converted to common stock on November 30, 2009 prior to their redemption.

On July 5, 2008 the Company sold 5,256,000 shares of a Series C 10% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") in a private placement. The stock was sold at a price of $1.00 per share.  Total expenses for the stock placement were $0.  No underwriting discounts or commissions were paid in connection with the sale.  Each share of preferred stock carries a 10% per annum dividend and is convertible to 0.40 shares of common stock at any time by the holders and is callable after two years by Dynasil at a redemption price of $1.05 per share.  Proceeds of the Series C Preferred Stock were primarily used for the acquisition of RMD, for related acquisition costs, and for general working capital.

On October 22, 2010, the Company determined to cause the mandatory conversion of all outstanding shares of the Series C Preferred Stock into shares of its Common Stock, $.0005 par value per share, at a conversion price of $2.50 per share.  The conversion will be effected on December 21, 2010.  Following the conversion, all 5,256,000 shares of Series C Preferred Stock that had been outstanding will be cancelled and will be automatically converted, without any action required on the part of the holders of Series C Preferred Stock, into an aggregate of 2,102,400 shares of Common Stock.

Temporary Equity

As part of the July 1, 2008 RMD Instruments acquisition, the Company issued one million Dynasil common stock shares to the members of the Seller. Commencing July 1, 2010, the Seller's members may tender these shares of Dynasil common stock to the Company for repurchase by it at a repurchase price of $2.00 per share during a two year period ending July 1, 2012, upon no less than ninety (90) days prior notice to the Company.  During the quarter ended June 30, 2010, the Company reclassified the 1,000,000 shares of redeemable common stock valued at its redemption value of $2.00 per share, or $2,000,000, from permanent equity to temporary equity to properly reflect the repurchase requirement that is not within the Company’s control. Management believes the likelihood of redemption is remote and has determined that the reclassification adjustment has no material impact on the financial statements for the periods presented.  There is no material impact on the Company’s financial position, results of operations or earnings per share.  In addition, there is no material impact on liquidity ratios: debt to equity, debt leverage, return on equity or working capital.  The reclassification adjustment resulted in a decrease in common stock of $500 and additional paid-in-capital of $1,999,500 and an increase in temporary equity of $2,000,000.  Prior periods presented have been reclassified to conform with the current period financial statement presentation.

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996 and 1999 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock.  The Company’s 1999 Stock Incentive Plan was amended on July 25, 2000, with an effective date of January 1, 1999.  Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2012.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company.  Shares are generally issued at the fair market value on the date of issuance.  The Company adopted a new Stock Incentive Plan at the February 3, 2010 Annual Meeting.  The maximum number of shares of common stock which may be issued under the new Plan is 6,000,000, of which 5,819,756 shares of common stock are available for future purchases under the plan at September 30, 2010, in addition to outstanding stock options and unvested common stock shares.

A summary of stock option activity for the years ended September 30, 2010 and 2009 is presented below:

	Shares	Exercise Price per Share

Options outstanding at October 1, 2008	843,725	$0.40 - $4.00

Granted in 2009	707,116	$1.40 - $2.65
Exercised in 2009	(53,000)	$0.40 - $0.85
Cancelled in 2009	(147,000)	$0.85 - $2.89
Options outstanding at September 30, 2009	1,350,841	$0.51 - $4.00

Granted in 2010	671,118	$3.19 - $4.06
Exercised in 2010	(121,459)	$0.51 - $2.00
Cancelled in 2010	(45,000)	$1.54 - $2.93
Options outstanding at September 30, 2010	1,855,500	$1.40 - $4.06
Options exercisable at September 30, 2010	1,220,488	$1.50 - $4.00

During the year ended September 30, 2010, 671,118 stock options were granted at prices ranging from $3.19 to $4.06 per share and 121,459 options were exercised.  Of the options granted in 2010, 137,500 of the granted stock options cannot be exercised until 2011, 163,971 of the granted stock options cannot be exercised until 2012, 137,500 of the granted stock options cannot be exercised until 2013 and 34,375 of the granted stock options cannot be exercised until 2014, therefore the stock-based compensation expense will be recognized at that time.  Of the exercised options, 2,182 options had an exercise price of $0.51 per share with $1,113 paid in cash, 2,134 options had an exercise price of $0.53 per share with $1,131 paid in cash, 7,143 options had an exercise price of $0.60 per share with $4,286 paid in cash, and 110,000 options had an exercise price of $2.00 per share with $220,000 paid in cash.  During the year ending September 30, 2010, 45,000 options were cancelled, with prices ranging from $1.54 to $2.93.

During the year ended September 30, 2009, 707,116 stock options were granted at prices ranging from $1.40 to $2.65 per share and 53,000 options were exercised.  Of the options granted in 2010, 121,666 of the granted stock options could not be exercised until 2010 and 111,666 of the granted stock options could not be exercised until 2011, therefore the stock-based compensation expense will be recognized at that time.  Of the exercised options, 13,000 options had an exercise price of $0.85 per share with $11,050 paid in cash, and 40,000 options had an exercise price of $0.40 per share with $16,000 paid in cash.  During the year ending September 30, 2009, 147,000 options were cancelled, with prices ranging from $0.85 to $2.89 per share.

For the year ended September 30, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $329,686.  At September 30, 2010, there was approximately $266,785 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

During the year ended September 30, 2010, the Company issued 81,179 shares of common stock valued at an average of $2.72 per share to directors in lieu of Director’s Fees totaling $221,643.

During the year ended September 30, 2009, the Company issued 40,075 shares of common stock valued at an average of $1.97 per share to a director in lieu of Director’s fees totaling $50,165.

The fair value of the stock options granted issued were estimated on the date of grant using the Black Scholes option-pricing model.  Based on the list of assumptions presented below with numbers shown for the most recent grant, the weighted average fair values of the options granted during the years ended September 30, 2010 and 2009 is $0.58 and $0.28 per share, respectively.

	2010	2009
Expected life in years	3	3
Risk-free interest rate	4.23%	4.02%
Expected volatility	68.33%	29.96%
Dividend yield	0.00%	0.00%

The expected volatility was determined with reference to the historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

Employee Stock Purchase Plan

On September 28, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan.  The existing plan was amended to extend the termination date to September 28, 2020.  The Employee Stock Purchase Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares.  Under the Plan, a total of 450,000 shares have been reserved for issuance of which 180,038 and 159,492 shares have been issued as of September 30, 2010 and 2009, respectively.

During any twelve month period, employees may not purchase more than the number of shares for which the total purchase price exceeds $5,000.  During the years ended September 30, 2010 and 2009, 20,546 shares, and 3,333 shares of common stock were issued under the Plan for aggregate purchase prices of $43,828 and $3,543, respectively.

Note 10 – Retirement Plans

401(k) Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”).  Pursuant to the 401k Plans, employees may contribute up to the maximum amount allowed by the 401k Plans or by law.  The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable.  The Company made contributions to the plans during the years ended September 30, 2010 and 2009 of $70,645 and $55,093, respectively.

Defined Benefit Pension Plan

EMF has a defined benefit pension plan covering hourly employees.  The plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen.  Accordingly, accrued benefit costs are classified as a current liability on the consolidated balance sheet.  The following relates to the Company’s defined pension plan as of September 30, 2010 and 2009:

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

	2010	2009
Pension benefit obligation as of September 30	$344,241	$369,683
Fair value of plan assets as of September 30	(295,468)	(308,350)
	$48,773	$61,333
Amounts recognized on the balance sheet as:
Accured benefit costs (in accrued expenses)	$65,395	$61,333

Discount rate on the benefit obligation - based on
24-month average segmented rates	6.74%	6.01%
Rate of expected return on the plan assets	5.00%	5.00%

Pension expense (benefit)	-0-	$(26,631)
Company contributions	-0-	$6,093

Note 11 - Related Party Transactions

During the years ended September 30, 2010 and 2009, building lease payments of $114,000 and $114,000 were paid to Optometrics Holdings, LLC in which Laura Lunardo, Optometrics’ COO has a 50% interest.

During the years ended September 30, 2010 and 2009, building lease payments of $780,433 and $760,985, were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family, the Company's President of RMD Research.  In addition, real estate taxes, building maintenance and repair costs totaling $414,850 and $439,951 for the years ended September 30, 2010 and 2009 were paid to Bachrach, Inc.

On September 30, 2008, a loan for $2,000,000 was completed with a company in which the Company's President of RMD Research, Dr. Gerald Entine, and Vice-President of RMD Instruments, Mr. Jacob Pastor, have greater than 90% interest.  The loan had an interest rate of 9% and a balloon payment of all principal was due on October 1, 2010.  Interest expense for the year ended September 30, 2010 was $138,575.  The loan was repaid in full on July 9, 2010.

Note 12 – Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2014.  One of the Company’s facilities is leased from a company controlled by the former owner of RMD, who is also currently President of the Company’s RMD Research subsidiary.  This lease expires in June 2013.  One of the Company’s facilities is leased from a company controlled by the former owners of Optometrics, one of whom is also currently the Optometrics’ Chief Operating Officer. This lease expires in March 2013.  Rent expense for the years ended September 30, 2010 and 2009 amounted to $1,100,697 and $874,985, respectively.  Future non-cancelable minimum lease payments under property leases as of September 30, 2011 are as follows:

Years ending September 30,
2011	$1,158,552
2012	$1,193,873
2013	$886,458
2014	$31,750

Note 13 - Vendor Concentration

The Company purchased $903,184 and $397,286 of its raw materials from one supplier during the years ended September 30, 2010 and 2009. As of September 30, 2010 and 2009, amounts due to that supplier included in accounts payable were $183,952 and $0.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Note 14 – Supplemental Disclosure of Cash Flow Information:

	2010	2009
Cash paid during the year for:
Interest	$607,080	$721,343
Income taxes	$1,510,183	$142,416

Non-cash investing and financing activities:

Acquisition of Stock of Hilger Crystals, Ltd. on July 19, 2010:

Fair market value of current assets acquired	$1,670,713
Property, plant and equipment	1,111,728
Goodwill	2,513,054
Fair market value of liabilities assumed	(542,549)
Total cost of acquisition	$4,752,946
Less contingent consideration	(750,000)
Net cash paid for Hilger acquisition	$4,002,946

On November 30, 2009, Dynasil issued an aggregate of 946,431 shares of its Common Stock, $.0005 par value per share, as a result of the exercise of the conversion rights by holders of 710,000 shares of its Series B 10% Cumulative Convertible Preferred Stock (the "Series B Preferred Shares").

On July 9, 2009, Dynasil refinanced its existing debt by obtaining a $9,000,000 loan.  The proceeds were used as follows: (1) repayment of existing bank debt of $6,373,315, (2) payment of the related party note payable of $2,000,000 and (3) the remaining balance of $626,685 was used for working capital purposes.

During the years ended September 30, 2010 and 2009, preferred stock dividends paid are net of $110,000 and $27,500, respectively, for the issuance of common stock in lieu of dividends, and a decrease in dividends payable of $17,250 for the year ended September 30, 2009.

Note 15 – Segment, Customer and Geographical Reporting

Dynasil’s business breaks down into two segments: optics/photonics products and instruments and contract research.  Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.  The optics/photonics products and instruments segment manufactures optical materials, components, coatings and specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors.  The Company’s contract research segment is one of the largest small business participants in U.S. government-funded research.  The Company’s segment information is summarized below:

	2010	2009
Contract Research
Revenues	$23,109,847	$19,794,281
Income from Operations	1,686,894	1,483,968
Income as a percent of revenues	7.3%	7.5%
Photonics Products and Instruments
Revenues	$19,859,915	$14,569,393
Income from Operations	3,105,268	1,359,109
Income as a percent of revenues	15.6%	9.3%
Total
Revenues	$42,969,762	$34,363,674
Income from Operations	4,792,162	2,843,077
Income as a percent of revenues	11.2%	8.3%

Goodwill
Contract Research	$4,754,825	$4,754,825
Photonics Products and Instruments	$8,836,462	$6,299,571

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Customer Financial Information

For the year ended September 30, 2010, two of the top three customers for the Contract Research segment were each various agencies of the U.S. Government and the third is engaged in government-funded research. For the year ended September 30, 2010, these customers made up 76% of Contract Research revenues.

For the Products and Instruments segment, there was no customer whose revenue represented more than 10% of the total segment revenues for either the quarter ended or for the nine months ended September 30, 2010.

Geographic Financial Information

Revenues by geographic location in total and as a percentage of total revenues, for the year ended September 30, 2010 are as follows:

Geographic Location	Revenues	% of Total
United States	$36,488,505	84.9%
Europe	3,285,957	7.7%
Other	3,195,300	7.4%
	$42,969,762	100.0%

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were released.

On October 22, 2010, Dynasil notified stockholders of its Series C 10% Cumulative Convertible Preferred Stock that it would be completing the mandatory conversion of all outstanding shares into shares of its Common Stock at the conversion price of $2.50 per share since the common stock price for mandatory conversion had been met.  The conversion will be effected on December 21, 2010.  As a result, all 5,256,000 shares of Series C Preferred Stock that had been outstanding will be cancelled and will be automatically converted on December 21, 2010, without any action required on the part of the holders of Series C Preferred Stock, into an aggregate of 2,102,400 shares of Common Stock.  Dividends on the Series C Preferred Stock will accrue through the conversion date and will be paid to the holders of Series C Preferred Stock on the regularly scheduled payment date of January 5, 2011.  Following the conversion, the Company will no longer incur the annual Series C Preferred Stock dividend cost of $525,600 in cash or common stock dividends, as applicable.

On December 14, 2010, the Company announced that the it’s common stock has been approved for listing on the NASDAQ Global Market and that Dynasil shares are scheduled to commence trading on the NASDAQ under the ticker symbol “DYSL” on December 17, 2010.

On December 17, 2010, the Company announced that Craig T. Dunham, President and Chief Executive Officer, plans to retire as an executive officer during the next nine months and remain as a Director.  The plan is for him to remain as CEO as long as needed for the Board to select a successor and complete an effective transition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer, with the participation of management, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the report and have determined that such disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

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

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework.”

Based upon the Company’s assessment, management has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is effective based upon those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On December 17, 2010, Dynasil issued a press release announcing financial results for the fiscal year ended September 30, 2010 and a CEO succession plan for 2011.  A copy of the press release is filed herewith as Exhibit 99.1.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed pursuant to Item 601 of Regulation S-K:

Page
1. Financial Statements	following 14

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Balance Sheet as of September 30, 2010 and 2009	F-2
Statements of Operations for the years ended September 30, 2010 and 2009	F-4
Statements of Stockholders’ Equity for the years ended September 30, 2010 and 2009	F-5
Statements of Cash Flows for the years ended September 30, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7

2. Exhibits

Exhibit
Number

2.01           Asset Purchase Agreement, dated January 18, 2008 between Precision Optics Corporation, Inc. and Optometrics Corporation, filed as Exhibit 2.1 to Form 8-K filed on January 22, 2008 and incorporated herein by reference.

2.02           Asset Purchase Agreement, dated July 1, 2008 between Dynasil Corporation of America, RMD Instruments Corp, RMD Instruments, LLC, Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed as Exhibit 10.1 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

2.03           Plan of Merger, dated July 1, 2008 by and among Dynasil Corporation of America, RMD Acquisition Sub, Inc., Radiation Monitoring Devices, Inc., Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed as Exhibit 10.2 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

2.04           Share Purchase Agreement, dated July 19, 2010 among Hilger Crystals Limited, Newport Spectra-Physics Limited, Newport Corporation and the Company, filed as Exhibit 10.1 to Form 8-K filed on July 23, 2010 and incorporated herein by reference.

3.01           Certificate of Incorporation of the Company, filed as Exhibit A to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

3.02           Certificate of Merger of Foreign Corporation into a Domestic Corporation, dated February 29, 2008, filed as Exhibit 3.02 to Form 8-A filed on December 15, 2010 and incorporated herein by reference.

3.03           Certificate of Amendment of Certificate of Incorporation, dated March 6, 2008, filed as Exhibit 3.03 to Form 8-A filed on December 15, 2010 and incorporated herein by reference.

3.04           Certificate of Amendment of Certificate of Incorporation, dated February 26, 2009, filed as Exhibit 3.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

3.05           Certificate of Designation of Preferred Stock of Dynasil Corporation of America, dated March 27, 2009, filed as Exhibit 3.05 to Form 8-A filed on December 15, 2010 and incorporated herein by reference.

3.06           Bylaws of the Company, filed as Exhibit B to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

10.01*       Employment Agreement of Craig T. Dunham, dated October 1, 2004, filed as Exhibit 10.9 to Form 10-KSB filed on December 21, 2004 and incorporated herein by reference.

10.02*       Amendment to Employment Agreement of Craig T. Dunham, dated November 8, 2007, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2007 and incorporated herein by reference.

10.03*       Employment Agreement of Gerald Entine, filed as Exhibit 10.3 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.04*       Employment Agreement of Richard Johnson, dated November 30, 2009, filed as Exhibit 10.1 to  Form 8-K filed on December 1, 2009 and incorporated herein by reference.

10.05*       2010 Stock Incentive Plan, filed as Exhibit 99 to the Definitive Proxy Statement filed on January 5, 2010 and incorporated herein by reference.

10.06          Term Loan and Line of Credit Loan Agreement with Susquehanna Bank, dated July 1, 2008, filed as Exhibit 10.7 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.07          Subordinated Term Loan Note with RMD Instruments, LLC, dated September 30, 2008, filed as Exhibit 10.1 to Form 8-K filed on October 6, 2008 and incorporated herein by reference.

10.08          Amendment to Subordinated Term Loan Note with RMD Instruments, LLC, dated December 19, 2008, filed as Exhibit 10.07 to Form 10K-SB filed on December 30, 2008 and incorporated herein by reference.

10.09          Amendment to Subordinated Term Note with RMD Instruments, LLC dated May 11, 2009, filed as Exhibit 10.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

10.10          Change in Promissory Note Terms Agreement with Susquehanna Bank, dated January 1, 2010 filed as Exhibit 10.1 to Form 10-Q filed on February 16, 2010 and incorporated herein by reference.

10.11          Loan and Security Agreement between the Company and Sovereign Bank, dated July 7, 2010, filed as Exhibit 10.1 to Form 8-K filed on July 14, 2010 and incorporated herein by reference.

10.12          Lease Agreement between Dynasil Corporation of America and Optometrics Holding LLC, dated March 8, 2005, filed as Exhibit 2.2 to Form 8-K filed on May 24, 2005 and incorporated herein by reference.

10.13          Lease Agreement between RMD Instruments, Inc and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.14          Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

21.1            Subsidiaries of the Company, filed herewith.

23.1            Consent of Haefele, Flanagan & Co., p.c., filed herewith.

31.1(a)        Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.1(b)        Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1             Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934) furnished herewith.

99.1             Press release, dated December 17, 2010, issued by Dynasil Corporation of America announcing its financial results for the fourth quarter ending September 30, 2010 filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynasil Corporation of America

BY:	/s/ Craig Dunham
Craig Dunham, President, CEO (Principal Executive Officer)

DATED:	December 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

BY:	/s/ Peter Sulick	Chairman of the Board of Directors,	December 17, 2010
	Peter Sulick	Chairman of the Audit Committee

BY:	/s/ Cecil Ursprung	Director	December 17, 2010
Cecil Ursprung

BY:	/s/ James Saltzman	Director, Vice-Chairman	December 17, 2010
James Saltzman

BY:	/s/ Gerald Entine	Director, President RMD Research	December 17, 2010
Gerald Entine

BY:	/s/ Michael Joyner	Director	December 17, 2010
Michael Joyner

BY:	/s/ David Kronfeld	Director	December 17, 2010
David Kronfeld

BY:	/s/ Craig T. Dunham	Director, President and CEO	December 17, 2010
	Craig T. Dunham	(Principal Executive Officer)

BY:	/s/ Richard A. Johnson	CFO, Principal Financial and	December 17, 2010
	Richard A. Johnson	Accounting Officer