Form 10-Q
period 2010-12-31
DYNASIL CORP OF AMERICA
filed 2011-02-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Hunt Street, Watertown, MA        02472
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (607) 272-3320

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of February 11, 2011 there were 14,884,315 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,624,189	$4,111,966
Accounts receivable, net of allowance for doubtful accounts of $136,776 and $132,584 and sales returns allowance of $21,327 and $24,168 for December 31, 2010 and September 30, 2010, respectively.	6,849,724	6,360,583
Inventories	3,303,816	3,097,219
Costs in excess of billings	460,724	135,157
Prepaid income taxes	480,031	410,045
Prepaid expenses and other current assets	440,307	453,418
Total current assets	14,158,791	14,568,388

Property, Plant and Equipment, net	3,882,136	3,953,319
Other Assets
Intangibles, net	6,521,944	6,671,149
Goodwill	13,591,287	13,591,287
Deferred financing costs, net	180,590	190,568
Total other assets	20,293,821	20,453,004

Total Assets	$38,334,748	$38,974,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,870,779	$1,870,779
Accounts payable	1,047,100	1,482,250
Accrued expenses and other liabilities	1,546,197	1,823,222
Deferred tax liability	69,538	91,100
Dividends payable	131,400	131,400
Total current liabilities	4,665,014	5,398,751

Long-term Liabilities
Long-term debt, net	10,368,298	10,833,334
Contingent consideration	750,000	750,000
Total long-term liabilities	11,118,298	11,583,334

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31,	September 30,
	2010	2010
	(unaudited)
Temporary Equity
Redeemable common stock, at redemption value of $2 per share or $2,000,000; put option on 1,000,000 shares issued and outstanding December 31, 2010 and September 30, 2010, respectively.	$2,000,000	$2,000,000

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 14,656,416 and 12,482,356 shares issued, 13,846,256 and 11,672,196 shares outstanding at December 31, 2010 and September 30, 2010, respectively.	7,328	6,241
Preferred Stock, $.001 par value, 15,000,000 shares authorized, 0 and 5,256,000 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively, 10% cumulative, convertible	-0-	5,256
Additional paid in capital	15,444,710	15,186,029
Deferred compensation	(57,886)	(160,088)
Accumulated other comprehensive income	108,481	150,162
Retained earnings	6,035,145	5,791,368
	21,537,778	20,978,968
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	20,551,436	19,992,626

Total Liabilities and Stockholders' Equity	$38,334,748	$38,974,711

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31
	2010	2009
Net revenue	$11,626,507	$9,936,767
Cost of revenue	6,719,783	6,051,951
Gross profit	4,906,724	3,884,816
Selling, general and administrative expenses	4,171,010	2,812,980
Income from operations	735,714	1,071,836
Interest expense, net	158,196	162,441
Income before income taxes	577,518	909,395
Income taxes	202,341	295,626
Net income	$375,177	$613,769

Net Income	$375,177	$613,769
Foreign currency translation, net of income tax
benefit of $21,562 and $0 for 2010 and 2009	41,681	-0-
Total comprehensive income	$416,858	$613,769

Net income	$375,177	$613,769
Dividends on preferred stock	131,400	143,233
Net income applicable to common stockholders	243,777	470,536
Dividend add back due to preferred stock conversion	131,400	-0-
Net income for diluted income per common share	$375,177	$470,536

Basic net income per common share	$0.03	$0.04
Diluted net income per common share	$0.02	$0.04

Weighted average shares outstanding
Basic	12,979,939	11,791,820
Diluted	15,497,495	11,968,319

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

								Accumulated
					Additional	Deferred		Other			Total
	Common	Common	Preferred	Preferred	Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance, September 30, 2010	12,482,356	$6,241	5,256,000	$5,256	$15,186,029	$(160,088)	$5,791,368	$150,162	810,160	$(986,342)	$19,992,626

Issuance of shares of common stock under employee stock purchase plan	11,709	6	-0-	-0-	43,153	-0-	-0-	-0-	-0-	-0-	43,159

Recognition of stock compensation earned	-0-	-0-	-0-	-0-	-0-	112,202	-0-	-0-	-0-	-0-	112,202

Issuance of shares of common stock under stock option plan	20,000	10	-0-	-0-	39,990	-0-	-0-	-0-	-0-	-0-	40,000

Compensation costs recognized in connection with employee bonuses	3,941	2	-0-	-0-	17,497	-0-	-0-	-0-	-0-	-0-	17,499

Compensation costs recognized in connection with employment contract	2,000	1	-0-	-0-	9,999	(10,000)	-0-	-0-	-0-	-0-	-0-

Compensation costs recognized in connection with stock options	-0-	-0-	-0-	-0-	58,829	-0-	-0-	-0-	-0-	-0-	58,829

Issuance of shares of common stock for conversion of Series C preferred stock	2,102,400	1,051	(5,256,000)	(5,256)	4,205	-0-	-0-	-0-	-0-	-0-	-0-

Foreign currency translation adjustment	-0-	-0-	-0-	-0-	0	-0-	0	(41,681)	-0-	-0-	(41,681)

Issuance of shares of common stock in lieu of Series C preferred stock dividends	34,010	17	-0-	-0-	85,008	-0-	-0-	-0-	-0-	-0-	85,025

Preferred stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(131,400)	-0-	-0-	-0-	(131,400)

Net income	-0-	-0-	-0-	-0-	-0-	-0-	375,177	-0-	-0-	-0-	375,177
Balance, December 31, 2010	14,656,416	$7,328	-0-	$0	$15,444,710	$(57,886)	$6,035,145	$108,481	810,160	$(986,342)	$20,551,436

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31
	2010	2009
Cash flows from operating activities:
Net income	$375,177	$613,769
Adjustments to reconcile net income to net cash used in operating activities
Stock compensation expense	188,530	54,676
Provision for doubtful accounts and sales returns	1,350	(5,345)
Depreciation and amortization	327,596	251,866
Deferred income taxes	(21,562)	-0-
Net increase (decrease) in billings in excess of costs	(325,567)	420,100
(Increase) decrease in:
Accounts receivable	(490,491)	(1,567,102)
Inventories	(206,597)	209,250
Prepaid expenses and other current assets	13,111	(47,690)
Increase (decrease) in:
Accounts payable and accrued expenses	(712,403)	268,908
Income taxes payable	(69,569)	(353,559)
Net cash used in operating activities	(920,425)	(155,127)

Cash flows from investing activities
Purchases of property, plant and equipment	(124,124)	(45,826)
Net cash used in investing activities	(124,124)	(45,826)

Cash flows from financing activities
Issuance of common stock	83,159	177,533
Repayment of long term debt	(465,036)	(726,032)
Preferred stock dividends paid	(46,375)	(143,233)
Net cash used in financing activities	(428,252)	(691,732)

Effect of exchange rates on cash and cash equivalents	(14,976)	-0-

Net decrease in cash and cash equivalents	(1,487,777)	(892,685)

Cash and cash equivalents, beginning	4,111,966	3,104,778
Cash and cash equivalents, ending	$2,624,189	$2,212,093

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 2010 was audited and appears in the Form 10-K previously filed by the Company.  The consolidated balance sheet as of December 31, 2010 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the three months ended December 31, 2010 and 2009, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2010 and for all periods presented have been made.  Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

Note 2 - Inventories

Inventories are stated at the lower of average cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventories consist of raw materials, work-in-process and finished goods.  The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

	December 31, 2010	September 30, 2010
Raw Materials	$2,477,351	$2,386,255
Work-in-Process	418,344	416,525
Finished Goods	408,121	294,439
	$3,303,816	$3,097,219

Note 3 – Costs in Excess of Billings

Billings in excess of costs, or costs in excess of billings, relates to research and development contracts and consists of billings at provisional contract rates compared to actual costs plus fees.

Note 4 – Intangible Assets

Intangible assets at December 31, 2010 and September 30, 2010 consist of the following:

	Useful	Gross	Accumulated
December 31, 2010	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,223,236
Know How	15	512,000	85,333
Trade Names	15	219,000	36,500
Backlog	4	182,000	71,400
		$7,938,413	$1,416,469

	Useful	Gross	Accumulated
September 30, 2010	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,104,648
Know How	15	512,000	76,800
Trade Names	15	219,000	32,850
Backlog	4	182,000	52,966
		$7,938,413	$1,267,264

Amortization expense for the three months ended December 31, 2010 and 2009 was $149,205 and $133,805.  Estimated amortization expense for each of the next five fiscal years is as follows:

December 31, 2010	2011 (9 Mos)	2012	2013	2014	2015	2016
Acquired Customer Base	355,765	467,728	463,133	463,133	463,133	463,133
Know How	55,300	55,300	55,300	55,300	55,300	55,300
Trade Names	10,950	14,600	14,600	14,600	14,600	14,600
Backlog	55,300	55,300	0	0	0	0
	$477,315	$592,928	$533,033	$533,033	$533,033	$533,033

Note 5 – Goodwill

There was no change in the carrying value of goodwill during the three months ended December 31, 2010.

Note 6 – Earnings Per Common Share

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

For purposes of computing diluted earnings per share, 2,517,556 and 176,499 common share equivalents were assumed to be outstanding for the quarters ended December 31, 2010 and 2009, respectively.  The effect of assumed conversion of the Series C Preferred Stock into 2,102,400 common shares, as well as certain stock options, was antidilutive as of December 31, 2009 and therefore excluded from the computations.  Due to the increase in the price of the Company’s common stock, the Series C Preferred Stock was dilutive during the quarter ended December 31, 2010.  The Series C Preferred Stock was converted into common stock on December 21, 2010, thus the appropriate percentage of these shares is included in the calculation as of December 31, 2010.  The computation of the weighted shares outstanding is as follows:

Weighted average shares outstanding	December 31, 2010	December 31, 2009
Basic	12,979,939	11,791,820
Effect of dilutive securities
Stock Options	663,870	176,499
Convertible Preferred Stock	1,853,686	0
Dilutive Average Shares Outstanding	15,497,495	11,968,319

Note 7 - Stock Based Compensation

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model.  Based on the list of assumptions presented below with numbers shown for the most recent grant, the weighted average fair value of the options granted during the three months ended December 31, 2010 is $1.62 per share.

December 2, 2010 (Date of most recent grant)
Expected term in years	3 years
Risk-free interest rate	3.95%
Expected volatility	85.21%
Expected dividend yield	0.00%

The expected volatility was determined with reference to the historical volatility of the Company's stock.  The Company uses historical data to estimate option exercise and employee termination with the valuation model.  The expected term of options granted represents the period of time that the options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

During the three months ended December 31, 2010, 69,802 stock options were granted with prices ranging from $5.53 to $7.32 per share and 20,000 stock options were exercised.  Of the options granted 11,445 of the options cannot be exercised until 2011 and 30,000 of the options cannot be exercised until 2012, therefore, the stock-based compensation expense of $60,280 will be recognized at that time.  During the three months ended December 31, 2010, 28,537 of the stock options granted were immediately exercisable and 30,000 of previously granted stock options became exercisable, therefore, stock-based compensation expense of $58,829 was recognized during the three months ended December 31, 2010.  The 20,000 stock options exercised had an exercise price of $2.00 per share with $40,000 paid in cash.  During the three months ended December 31, 2010, 20,000 options were cancelled, with an exercise price of $1.66.

For the three months ended December 31, 2010, total stock-based compensation charged to operations for option-based arrangements amounted to $188,530.  At December 31, 2010, there was approximately $115,394 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

Note 8 - Equity

On December 21, 2010, Dynasil issued an aggregate of 2,102,400 shares of its Common Stock, $.0005 par value per share, as a result of the mandatory conversion on that date of 5,256,000 shares of its Series C 10% Cumulative Convertible Preferred Stock (the "Series C Preferred Shares") at a conversion price of $2.50 per share. Dynasil had previously given notice of the mandatory conversion of all of the Series C Preferred Shares on October 22, 2010. 100% of the Series C preferred stock was converted to common stock which eliminates dividend payments of $525,600 on an annual basis.  The Company’s convertible preferred stock, when issued, was convertible to common stock at or above the then current market price of the Company’s common stock and therefore, contains no beneficial conversion feature.  Dividends on the Series C Preferred Shares were payable quarterly in cash or common stock at the election of the stockholder.  There is currently no outstanding preferred stock.

Note 9 – Segment, Customer and Geographical Reporting

Segment Financial Information

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

	Three Months Ended December 31,
Segment	2010	2009
Contract Research
Revenue	$6,067,119	$5,787,584
Income from Operations	192,946	398,713
Income as a percent of revenues	3.2%	6.9%
Photonics Products and Instruments
Revenue	$5,559,388	$4,149,183
Income from Operations	542,768	673,123
Income as a percent of revenues	9.8%	16.2%
Total
Revenue	$11,626,507	$9,936,767
Income from Operations	735,714	1,071,836
Income as a percent of revenues	6.3%	10.8%

Goodwill
Contract Research	$4,754,825	$4,754,825
Photonics Products and Instruments	$8,836,462	$6,299,571

Customer Financial Information

For the three months ended December 31, 2010, the top three customers for the Contract Research segment were each various agencies of the U.S. Government.  For the three months ended December 31, 2010, these customers made up 82% of Contract Research revenue.

For the Products and Instruments segment, there was no customer whose revenue represented more than 10% of the total segment revenue for the three months ended December 31, 2010.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
Geographic Location	Revenues	% of Total	Revenues	% of Total
United States	$9,405,637	80.9%	$7,785,633	78.4%
Europe	1,514,286	13.0%	806,911	8.1%
Other	706,584	6.1%	1,344,223	13.5%
	$11,626,507	100.0%	$9,936,767	100.0%

Note 10 – Business Acquisition – Hilger Crystals, Ltd.

On July 19, 2010, Dynasil completed the acquisition of 100% of the issued and outstanding common stock of Hilger Crystals Limited from Newport Corporation (“Newport”).  Hilger, located in Margate, Kent, England, is engaged in the manufacture of synthetic crystals for infrared spectroscopy and x-ray and gamma ray detection.

The following is the comparative financial information of the Company for the three months ended December 31, 2010 and the proforma financial information for the three months ended December 31, 2009 assuming the transaction had been consummated at the beginning of the year (i.e., October 1, 2009.)

	For the three months ended December 31, 2010 (Unaudited)	For the three months ended December 31, 2009 (Unaudited)
Statement of Operations:
Revenue	$11,626,507	$10,494,396
Cost of revenue	6,719,783	6,409,191
Gross profit	4,906,724	4,085,205
Operating Expense	4,171,010	3,107,810
Income from operations	735,714	977,395
Interest expense, net	158,196	160,567
Income before taxes	577,518	816,828
Income taxes	202,341	376,212
Net Income	$375,177	$440,616

Earnings per share:
Basic	$0.03	$0.04
Diluted	$0.02	$0.04

Note 11 - Income Taxes

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company has applied these provisions to all tax positions for which the statute of limitations remained open.  There was no impact on the Company’s consolidated financial position, results of operations, or cash flows as of December 31, 2010 and 2009.  As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.  The Company’s tax filings for federal and state jurisdictions for the years 2007 to 2010 are still subject to examination.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ending September 30, 2010.

General Business Overview

Revenue for the first quarter of fiscal year 2011 which ended December 31, 2010 rose to a record level once again of $11.6 million, an increase of 17% over revenue of $9.9 million for the quarter ended December 31, 2009.  Income from Operations for the quarter was $735,714 as compared to $1,071,836 for the quarter ended December 31, 2009 with specific unusually high administrative expenses of approximately $340,000 associated with our December 2010 listing on the NASDAQ Global Market (“NASDAQ”) and costs related to our acquisitions program, including uncompleted transactions.  Similarly, Income before Taxes for the quarter was $577,518, down $331,877 from the prior year quarter ended December 31, 2009.  Net Income for the quarter was $375,177 or $0.03 per share, compared with Net Income of $613,769 or $0.04 per share, for the quarter ended December 31, 2009.  Strong business unit profitability was partially offset by our corporate level spending on growth related initiatives.  While the costs of our NASDAQ listing had a significant negative impact on quarter results, management believes that the NASDAQ listing should enable us to increase the trading liquidity of our stock, broaden our stockholder base and raise our profile in the investment community.  In addition, acquisitions and commercialization of technology from our extensive R&D portfolio are expected to be key drivers of our future growth and we plan to continue to invest in these growth drivers.

First quarter revenue include $873,755 derived from our acquisition of Hilger on July 19, 2010.  Excluding the revenue associated with the acquisition of Hilger, adjusted revenue growth was 8.2%.  Hilger’s results are reported in our Optics/Photonics Products and Instruments segment.

For the three months ended December 31, 2010, our Contract Research segment (“Contract Research”) revenue increased 4.8%.  Major large customers such as Homeland Security and Department of Energy continue to demonstrate strong interest in our ongoing research work.  The backlog of total business exceeds one and one half years.  Our Optics/Photonics Products and Instruments segment (“Products and Instruments”) had revenue growth of 34% overall, including Hilger and 12.9% excluding the acquisition.  Our operations benefited from an improving economic environment and our internal growth initiatives.

Results of Operations

	Results of Operations for the Three Months Ended December 31,
	2010			2009
	Contract Research	Products & Instruments	Total	Contract Research	Products & Instruments	Total

Revenue	6,067,119	5,559,388	11,626,507	5,787,584	4,149,183	9,936,767
Gross Profit	2,532,209	2,374,515	4,906,724	2,195,311	1,689,505	3,884,816
SG&A	2,339,263	1,831,747	4,171,010	1,796,597	1,016,382	2,812,980
Operating Income	192,946	542,768	735,714	398,714	673,122	1,071,836

Revenue for the three months ended December 31, 2010 was $11,626,507, a 17% increase from $9,936,767 for the three months ended December 31, 2009.  Contract Research revenue increased by 4.8%.  Products and Instruments revenue rose 34.0% including the results from the Hilger acquisition and 12.9%, adjusting for the acquisition.

Gross Profit for the three months ended December 31, 2010 was $4,906,724 or 42.2% of sales, a 26.3% increase from $3,884,816, or 39.1% of sales for the three months ended December 31, 2009.  Both business segments experienced an improvement in Gross Profit.   The Gross Product percentage increase for the Products and Instruments segment was driven primarily by an increase in sales volumes and various cost saving initiatives.

SG&A expenses for the three months ended December 31, 2010 were $4,171,010 or 35.9% of sales.  This was a large increase from SG&A expenses of $2,812,979 or 28.3% of sales for the three months ended December 31, 2009.  First quarter SG&A expenses included the full costs of the successful application and registration for Dynasil’s stock listing on NASDAQ.  The costs, including legal assistance were nearly $160,000.  Future benefits to stockholders from the NASDAQ listing are expected to include greater visibility for the Company and greater liquidity for the stock.  Also included in SG&A expenses for the three months ended December 31, 2010 are the costs associated with the search, investigation and due diligence efforts towards various acquisition opportunities.  Substantial legal costs were included in the recorded total costs of at least $180,000.  Both business segments shared in these unusual and high SG&A costs which occurred at the corporate level.

Income from Operations for the three months ended December 31, 2010 was $735,714.  This was a decrease of $336,122 from the quarter ended December 31, 2009.  As a percent of sales, the current quarter was 6.3% compared to 10.8% in 2009.  Both business segments reported lower Income from Operations as the result of growth related spending at the corporate level.  Contract Research results were impacted because a portion of the higher SG&A costs were considered “unallowable” under government contracts.

Net interest expense for the three months ended December 31, 2010 was $158,196, compared to $162,441 for the three months ended December 31, 2009.  Interest expense is lower despite the total bank debt increasing to $12,239,077 from $9,410,288 at December 31, 2009.  The decrease in interest expense is the result of the debt refinancing in July, 2010 at substantially improved terms.  The increase in debt is the result of the borrowings to fund the Hilger acquisition in July 2010.

The Company had a $202,341 provision for income taxes for the quarter ended December 31, 2010 and a $295,626 provision for the quarter ended December 31, 2009.

Net Income for the three months ended December 31, 2010 was $375,177, or $0.03 in basic earnings per share compared to $613,769 or $0.04 in basic earnings per share for the quarter ended December 31, 2009.  The approximately $340,000 of unusual and high SG&A expenses reduced earnings per share by $0.01.

Liquidity and Capital Resources

Cash decreased by $1,487,777 for the three months ended December 31, 2010 to $2,624,189.  The primary sources of cash were $375,177 of net income, non cash stock compensation of $188,530, depreciation of $168,413 and amortization of $159,183.  This totaled $891,303 and was offset by an increase in Accounts Receivable of $490,491.  For the quarter, Days Sales Outstanding (DSO) increased to 54.1 days from 51.8 days at September 30, 2010 and 51.5 days at December 31, 2009.  Both business segments experienced similar increases.  Inventory increased $206,597 in the Products and Instruments segment primarily as the result of opportunistic year end inventory purchases. Inventory turns fell to 3.7 turns from 4.0 turns at September 30, 2010.  Account Payable and Accrued Expenses were reduced by $712,403 and the Contract Research segment experienced Costs in Excess of Billings of $325,567.  In total, cash used by operations was $920,425.  Payments on long term debt were $465,036 as part of regular scheduled payments to Sovereign Bank under the five year borrowings under the Term Debt and Acquisition Line of Credit.  Finally, the Company used $124,124 for the purchase of machinery and equipment.  Common stock issuance totaled $83,159 and there was $46,375 in cash paid for preferred stock dividends.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next twelve months.  As of December 31, 2010, the Company had cash of $2,624,189 and available bank line of credit borrowings of $4 million, made up of $3 million available under a working capital line of credit and an additional $1 million remaining available under an acquisition line of credit.  From July 1, 2010 until June 30, 2012, the former owners of RMD Instruments, LLC may tender up to 1,000,000 shares of Dynasil common stock at a repurchase price of $2.00 per share which could require the Company to make cash payments of up to $2.0 million.

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil to maintain at all times and measured at the end of each fiscal quarter a Consolidated Maximum Leverage Ratio (Total Funded Debt to EBITDA, as defined in the Bank Loan Agreement) not to exceed 3 to 1 and a Fixed Charge Coverage Ratio of at least 1.2 to 1.  The Bank Loan Agreement also provides for events of default customary for credit facilities of this type, including, but not limited to, non-payment, breach of covenants, insolvency and defaults on other debt.  On December 31, 2010, the Company was in compliance with all covenants.  We believe that the Company will remain in compliance and maintain access to the Bank lines of credit.  However, this belief is based upon many assumptions including the general business climate.  A reoccurring worldwide economic slow-down could significantly impact the Company’s revenues and profits so that a returning recession could cause a cash shortage.

Acquisitions and Commercialization of Research

We continue to execute our strategy of significant growth through acquisitions and commercialization of our technology from our government funded research.  During the last twelve months, Dynasil implemented key initiatives to support the success of our commercialization strategy of our RMD Research technology pipeline by increasing investment into our dual mode nuclear detector program for Homeland Security applications and by acquiring Hilger Crystals, Ltd. a leading manufacturer of synthetic crystals that are applicable to a wide range of our industrial, medical and homeland security applications.  By combining our technical depth in synthetic crystal’s with Hilger’s highly specialized expertise in the growth and manufacture of crystals, our objective is to accelerate the commercialization and distribution of our extensive technology portfolio.  The dual mode detectors are planned for use in locating nuclear bombs or nuclear materials at ports and borders.  They are designed to be a single detector which replaces two current detector subsystems – the gamma radiation detector and also the Helium-3 detectors for neutrons which are in critically short supply.  Handheld devices are the initial target market and we made significant progress during the first quarter developing commercial relationships with lead customers as well as procuring equipment to scale up production.  We expect to have production capacity operational at Hilger Crystals during the second quarter and to be in full production mode during this fiscal year.  According to the Civitas Group 2007 Radiation and Radiological Security Market Report, the market for radiation detection instruments is approximately $300 million on an annual basis.  Management is focused on commercialization of RMD technology either internally or through acquisitions. The Hilger Crystals acquisition exemplifies our growth strategy to acquire companies with strengths in complementary areas, which enables us to more quickly commercialize our new technology while expanding the scale and scope of our product lines and distribution channels.

The following additional technology areas are under active consideration for commercial expansion, acquisitions, possible licensing or possible joint venture activities.  Compact, low cost radiation badges are under development for potential military, industrial and consumer applications which also may have high potential.  The project has been funded by the Department of Defense into Phase 3 where 150 prototypes for evaluation are planned for shipment during the second quarter.  The Company is researching the marketability of this potential product and according to Introductory Profile 2010 on dosimetryimaging.com, the total dosimeter market size is currently about $500 million.  Another active project is sensors for non-destructive testing which can detect very small cracks for applications such as aircraft wings, turbine blades, nuclear power plant piping and other non-destructive testing of metals.   This is a large world-wide industry for which RMD Research is working to develop a product with a greatly enhanced capability to detect cracks at the micro level.  When fully developed, this technology could dramatically improve the outcomes in this industry.  During the first quarter, prototypes were provided to a potential lead customer and additional prototypes are scheduled for delivery in the second quarter.  Another area of commercialization activity is new thin film coatings for medical imaging applications.  RMD Research has developed coatings which enable higher speed x-ray imaging as well as highly sensitive PET sensors used for medical diagnostic procedures.  According to the PET/SPECT Report dated November 10, 2010 from the firm Markets and Markets, the market for PET/SPECT imaging systems is expected to grow from $6.8 billion in 2010 to $10.3 billion in 2015.  We currently sell low volume quantities of these coatings and sensors and are evaluating the market potential.   Medical testing instruments are another area of active research.  For example, we have research funding for an instrument to provide early warning for shock.  According to GBI Research, the multi-parametric critical-care monitor market exceeds $3 billion per year.

Acquisition activities were high during the first quarter as evidenced by the acquisition spending impact to our earnings as we continue to invest in future growth.  However, we did not reach any definitive agreements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2010.  We have not adopted any accounting policies since September 30, 2010 that have or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as well as the notes in this Form 10-Q.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass.  This is when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured.  Revenue from research and development activities consists of up-front fees, research and development funding and milestone payments.  Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements.

Government funded services revenues from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees.  Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed.  Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts.  Recognition of losses on projects is taken as soon as the loss is reasonably determinable.  The Company has no current accrual provision for potential losses on existing research projects based on Management expectations as well as historical experience.

The majority of the Company’s contract research revenue is derived from the United States government and government related contracts.  Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies.  Costs incurred under United States government contracts are subject to audit.  The Company believes that the results of such audits will not have a material adverse effect on its financial position or its results of operations.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The Company tests impairment at the reporting unit level using the two-step process.  The Company’s primary reporting units tested for impairment are RMD Research, which comprises our Contract Research segment and RMD Instruments, which is a component of our Optics/Photonic Products and Instruments segment.

Step one of our impairment testing compares the carrying value of a reporting unit to its fair value.  The carrying value represents the net book value of the net assets of the reporting unit or simply the equity of the reporting unit if the reporting unit is the entire entity.  If the fair value of the reporting unit is greater than its carrying value, no impairment has been incurred and no further testing or analysis is necessary.  The Company estimates fair value using a discounted cash flow methodology which calculates fair value based on the present value of estimated future cash flows.  Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions.  Assumptions by management are necessary to evaluate the impact of operating and economic changes.  The Company’s evaluation includes assumptions on future growth rates and cost of capital that are consistent with internal projections and operating plans.  The use of different assumptions or estimates for future cash flows could produce different results.  The Company regularly assesses the estimates based on the actual performance of our reporting units.

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized.  Step two requires the Company to estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill.  An impairment then exists if the carrying value of the goodwill is greater than the goodwill’s implied fair value.  With respect to the Company’s annual goodwill impairment testing performed during the fourth quarter of fiscal year 2010, step one of the testing determined the estimated fair values of the reporting units substantially exceeded their carrying values by 20%.  Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of RMD, Inc.  The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.  No impairment charge was recorded during the periods ended December 31, 2010 and September 30, 2010.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment and intangible assets subject to amortization.  The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition.  If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  As a result, the Company reviewed its long-lived assets and determined there was no impairment charge during the periods ended December 31, 2010 and September 30, 2010.

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

Convertible Preferred Stock

The Company considers the guidance of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, codified in FASB ASC Topic 470-20 when accounting for the issuance of convertible preferred stock. The Company’s convertible preferred stock, when issued, are generally convertible to common stock at or above the then current market price of the Company’s common stock and therefore, will contain no beneficial conversion feature.  The Company currently has no convertible preferred stock outstanding.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20), Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 was effective for the Company beginning December 31, 2010, but was extended to June 30, 2011 per ASU 2011-01. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (ASU 2010-28), Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. ASU 2010-28 is effective for us beginning October 1, 2011 and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after October 1, 2011 effective for the Company beginning September 30, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance, including, but not limited to, the future markets and demand for our products, new research and development initiatives, our debt covenant compliance, and the Company’s potential repurchase obligation with respect to equity issued in connection with the RMD acquisition are forward-looking statements that involve a number of risks and uncertainties.  The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, including, without limitation, those set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the risks and uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report and have determined that, as of such date, such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6    Exhibits

     (a) Exhibits and index of Exhibits

10.1	Dynasil Corporation of America Employee Stock Purchase Plan -- Filed as Appendix A to Definitive Proxy Statement filed December 30, 2010 and incorporated herein by reference.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1	Press release, dated February 14, 2011 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Craig T. Dunham	DATED: February 14, 2011
Craig T. Dunham,
President and CEO

	/s/ Richard A. Johnson	DATED: February 14, 2011
Richard A. Johnson,
Chief Financial Officer