Form 10-Q
period 2011-03-31
DYNASIL CORP OF AMERICA
filed 2011-05-16
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE — ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE — ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

44 Hunt Street, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

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

As of May 16, 2011 there were 15,525,675 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	September 30,
	2011	2010
	(unaudited)
Current assets
Cash and cash equivalents	$4,329,661	$4,111,966
Accounts receivable, net of allowance for doubtful accounts of $179,240 and $132,584 and sales returns allowance of $77,864 and $24,168
for March 31, 2011 and September 30, 2010, respectively.	7,406,956	6,360,583
Inventories	3,365,411	3,097,219
Costs in excess of billings	-0-	135,157
Prepaid income taxes	223,752	410,045
Prepaid expenses and other current assets	481,401	453,418
Total current assets	15,807,181	14,568,388

Property, Plant and Equipment, net	4,301,926	3,953,319
Other Assets
Intangibles, net	6,372,739	6,671,149
Goodwill	13,146,382	13,591,287
Deferred financing costs, net	170,612	190,568
Total other assets	19,689,733	20,453,004

Total Assets	$39,798,840	$38,974,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,870,029	$1,870,779
Accounts payable	1,984,110	1,482,250
Accrued expenses and other liabilities	1,686,168	1,823,222
Contingent consideration	279,600	-0-
Billings in excess of costs	558,110	-0-
Deferred tax liability	145,098	91,100
Dividends payable	-0-	131,400
Total current liabilities	6,523,115	5,398,751

Long-term Liabilities
Long-term debt, net	9,904,013	10,833,334
Contingent consideration	-0-	750,000
Total long-term liabilities	9,904,013	11,583,334

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31,	September 30,
	2011	2010
	(unaudited)
Temporary Equity
Redeemable common stock, at redemption value of $2 per share or
$2,000,000; put option on 1,000,000 shares issued and outstanding
March 31, 2011 and September 30, 2010, respectively.	$2,000,000	$2,000,000

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized,
14,915,835 and 12,482,356 shares issued, 14,105,675 and
and 11,672,196 shares outstanding at March 31, 2011 and
September 30, 2010, respectively.	7,458	6,241
Preferred Stock, $.001 par value, 15,000,000 shares authorized, 0 and
5,256,000 shares issued and outstanding at March 31, 2011
and September 30, 2010, respectively, 10% cumulative, convertible	-0-	5,256
Additional paid in capital	15,861,433	15,186,029
Deferred compensation	(245,713)	(160,088)
Accumulated other comprehensive income	288,756	150,162
Retained earnings	6,446,120	5,791,368
	22,358,054	20,978,968
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	21,371,712	19,992,626

Total Liabilities and Stockholders' Equity	$39,798,840	$38,974,711

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue	$12,116,349	$10,263,326	$23,742,856	$20,200,092
Cost of revenue	7,400,518	6,054,847	14,120,300	12,106,800
Gross profit	4,715,831	4,208,479	9,622,556	8,093,292
Selling, general and administrative expenses	3,898,973	3,099,355	8,069,983	5,912,334
Income from operations	816,858	1,109,124	1,552,573	2,180,958
Interest expense, net	155,157	151,988	313,352	314,429
Income before income taxes	661,701	957,136	1,239,221	1,866,529
Income taxes	265,485	323,836	467,823	619,462
Net income	$396,216	$633,300	$771,398	$1,247,067

Net Income	$396,216	$633,300	$771,398	$1,247,067
Foreign currency translation, net of $53,898
and $ -0- income taxes in 2011 and 2010	96,913	-0-	138,594	-0-
Total comprehensive income	$493,129	$633,300	$909,992	$1,247,067

Net income	$396,216	$633,300	$771,398	$1,247,067
Dividends on preferred stock	-0-	131,400	116,646	274,633
Net income applicable to common stockholders	396,216	501,900	654,752	972,434
Dividend add back due to preferred stock conversion	-0-	131,400	116,646	274,633
Net income for diluted income per common share	$396,216	$633,300	$771,398	$1,247,067

Basic net income per common share	$0.03	$0.04	$0.06	$0.08
Diluted net income per common share	$0.03	$0.04	$0.05	$0.09

Weighted average shares outstanding
Basic	14,971,874	12,502,365	13,975,906	12,146,499
Diluted	15,507,493	14,839,745	14,511,525	14,483,879

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

								Accumulated
					Additional	Deferred		Other			Total
	Common	Common	Preferred	Preferred	Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance, September 30, 2010	12,482,356	$6,241	5,256,000	$5,256	$15,186,029	$(160,088)	$5,791,368	$150,162	810,160	$(986,342)	$19,992,626
Issuance of shares of common stock under employee stock purchase plan	18,886	10	-0-	-0-	70,484	-0-	-0-	-0-	-0-	-0-	70,494
Issuance of shares of common stock in lieu of compensation to directors	51,783	26	-0-	-0-	245,969	(225,472)	-0-	-0-	-0-	-0-	20,523
Issuance of shares of common stock in lieu of compensation to directors	-0-	-0-	-0-	-0-	30,878	154,707	-0-	-0-	-0-	-0-	185,585
Issuance of shares of common stock under stock option plan	20,000	10	-0-	-0-	39,990	-0-	-0-	-0-	-0-	-0-	40,000
Compensation costs recognized in connection with employee bonuses	6,441	3	-0-	-0-	27,496	-0-	-0-	-0-	-0-	-0-	27,499
Compensation costs recognized in connection with employment contract	3,000	1	-0-	-0-	14,859	(14,860)	-0-	-0-	-0-	-0-	-0-
Compensation costs recognized in connection with stock options	-0-	-0-	-0-	-0-	73,358	-0-	-0-	-0-	-0-	-0-	73,358
Issuance of shares of common stock for conversion of Series C preferred stock	2,102,400	1,051	(5,256,000)	(5,256)	4,205	-0-	-0-	-0-	-0-	-0-	-0-
Net exercise of options by director	163,661	82	-0-	-0-	(71)	-0-	-0-	-0-	-0-	-0-	11
Foreign currency translation adjustment net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	138,594	-0-	-0-	138,594
Issuance of shares of common stock in lieu of Series C preferred stock dividends	67,308	34	-0-	-0-	168,236	-0-	-0-	-0-	-0-	-0-	168,270
Preferred stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(116,646)	-0-	-0-	-0-	(116,646)
Net income	-0-	-0-	-0-	-0-	-0-	-0-	771,398	-0-	-0-	-0-	771,398
Balance, March 31, 2011	14,915,835	$7,458	0	$0	$15,861,433	$(245,713)	$6,446,120	$288,756	810,160	$(986,342)	$21,371,712

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$771,398	$1,247,067
Adjustments to reconcile net income to net cash used in operating activities
Stock compensation expense	306,965	120,364
Provision for doubtful accounts and sales returns	22,488	(11,257)
Depreciation and amortization	642,368	504,644
Deferred income taxes	100	-0-
Net increase (decrease) in billings in excess of costs	693,267	(47,553)
(Increase) decrease in:
Accounts receivable	(1,068,861)	(1,038,967)
Inventories	(268,192)	235,771
Prepaid expenses and other current assets	(27,760)	(161,686)
Increase (decrease) in:
Accounts payable and accrued expenses	233,180	336,107
Income taxes payable	186,293	(174,532)
Net cash provided by operating activities	1,491,246	1,009,958

Cash flows from investing activities:
Purchases of property, plant and equipment	(698,104)	(140,955)
Net cash used in investing activities	(698,104)	(140,955)

Cash flows from financing activities
Issuance of common stock	110,505	223,584
Repayment of long term debt	(930,071)	(1,162,014)
Preferred stock dividends paid	(79,770)	(274,633)
Net cash used in financing activities	(899,336)	(1,213,063)

Effect of exchange rates on cash and cash equivalents	323,889	-0-

Net increase (decrease) in cash and cash equivalents	217,695	(344,060)

Cash and cash equivalents, beginning	4,111,966	3,104,778
Cash and cash equivalents, ending	$4,329,661	$2,760,718

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 2010 was audited and appears in the Form 10-K previously filed by the Company.  The consolidated balance sheet as of March 31, 2011, the consolidated statements of operations for the three and six months ended March 31, 2011 and 2010, changes in stockholders’ equity and cash flows for the six months ended March 31, 2011 and 2010, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2011 and for all periods presented have been made.  Interim operating results are not necessarily indicative of operating results for a full year.

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

Inventories consisted of the following:

	March 31, 2011	September 30, 2010
Raw Materials	$2,354,779	$2,386,255
Work-in-Process	453,276	416,525
Finished Goods	557,356	294,439
	$3,365,411	$3,097,219

Note 3 – Billings in Excess of Costs

Billings in excess of costs, or costs in excess of billings, relates to research and development contracts and consists of billings at provisional contract rates compared to actual costs plus fees.

Note 4 – Intangible Assets

Intangible assets at March 31, 2011 and September 30, 2010 consist of the following:

	Useful	Gross	Accumulated
March 31, 2011	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,341,824
Know How	15	512,000	93,867
Trade Names	15	219,000	40,150
Backlog	4	182,000	89,833
		$7,938,413	$1,565,674

	Useful	Gross	Accumulated
September 30, 2010	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,104,648
Know How	15	512,000	76,800
Trade Names	15	219,000	32,850
Backlog	4	182,000	52,966
		$7,938,413	$1,267,264

Amortization expense for the three months ended March 31, 2011 and 2010 was $149,205 and $133,805 respectively.  Amortization expense for the six months ended March 31, 2011 and 2010 was $298,410 and $267,610 respectively.  Estimated amortization expense for each of the next five fiscal years is as follows:

March 31, 2011	2011 (6 Mos)	2012	2013	2014	2015	2016
Acquired Customer Base	237,177	467,728	463,133	463,133	463,133	463,133
Know How	36,867	55,300	55,300	55,300	55,300	55,300
Trade Names	7,300	14,600	14,600	14,600	14,600	14,600
Backlog	36,867	55,300	0	0	0	0
	$318,210	$592,928	$533,033	$533,033	$533,033	$533,033

Note 5 – Goodwill

During the three and six months ended March 31, 2011 the following changes were made to goodwill:

•
On July 19, 2010, Dynasil completed the acquisition of 100% of the issued and outstanding common stock of Hilger Crystals Limited from Newport Corporation.  The purchase price was composed of $4 million in cash and a possible additional payment of up to $750,000 (contingent consideration) after eighteen months based on Hilger’s business revenues for the eighteen months following the acquisition.  The Company has reassessed the expectations regarding the revenue during the eighteen month period based on six months of actual revenues and the forthcoming twelve months of the period.  As a result, the Company has lowered the estimate for the contingent consideration payment to $279,600 from the original $750,000.  Goodwill was reduced by $470,400 as was the recorded liability, which is now carried as a current liability.

•
The Company also reassessed the initial carrying valuations of the property and equipment acquired in the Hilger acquisition.  As a result, Property, Plant and Equipment was reduced by $25,495 and Goodwill was increased by the same amount.

Note 6 – Earnings Per Common Share

Basic earnings per common share is computed by dividing the net income applicable to common shares after preferred dividends paid, if applicable, by the weighted average number of common shares outstanding during each period.  Diluted earnings per common share adjusts basic earnings per share for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

For purposes of computing diluted earnings per share, 535,619 and 2,337,380 common share equivalents were assumed to be outstanding for the six months ended March 31, 2011 and 2010, respectively.  The Series C Preferred Stock was converted to common stock on December 21, 2010 thus is not part of the calculations for the quarter ended March 31, 2011.  The computation of the weighted shares outstanding for the three months ended March 31 is as follows:

Weighted average shares outstanding	March 31, 2011	March 31, 2010
Basic	13,975,906	12,146,499
Effect of dilutive securities
Stock Options	535,619	234,980
Convertible Preferred Stock	-0-	2,102,400
Dilutive Average Shares Outstanding	14,511,525	14,483,879

Note 7 - Stock Based Compensation

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model.  Based on the list of assumptions presented below with numbers shown for the most recent grant, the weighted average fair value of the options granted during the six months ended March 31, 2011 is $1.62 per share.  No stock options were granted in the three months ended March 31, 2011.

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

During the three months ended March 31, 2011, no stock options were granted and 390,645 stock options were exercised.  All of the stock options were exercised via a net exercise arrangement with a weighted average exercise price of $3.03.  The total number of shares issued from these net exercises was 163,661, with $11 paid in cash and the remaining exercise cost of $1,183,468 paid through a reduction in the number of shares of common stock issued by 226,984 shares.  During the three months ended March 31, 2011, 6,471 options were cancelled, with a weighted average exercise price of $3.58.  For the three months ended March 31, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $14,529.  Additionally, during the three months ended March 31, 2011, 1,000 shares of unvested restricted stock were issued with a deferred compensation value of $4,860, half of which vests in 2012 and the remainder in 2013, at which time the compensation expense will be recognized.   Also, during the three months ended March 31, 2011, 54,283 shares were granted as compensation, with a total cost of $255,969.  Of those shares, 51,783 were director compensation totaling $245,995 which will be expensed over the time period of March, 2011 through January, 2012.

During the six months ended March 31, 2011, 69,802 stock options were granted with prices ranging from $5.53 to $7.32 per share with a value of $113,058, of which $67,307 vested when granted.  Of the options granted, 30,000 of the options cannot be exercised until 2012, therefore, the stock-based compensation expense of $45,751 will be recognized in 2012.  Additionally, 6,051 previously granted options vested this period.  During the six months ended March 31, 2011, 28,357 of the stock options granted were immediately exercisable and 41,445 of previously granted stock options became exercisable, therefore, stock-based compensation expense of $73,358 was recognized during the six months ended March 31, 2011.  Of the options exercised in the period, 20,000 had an exercise price of $2.00 per share with $40,000 paid in cash.  The remaining 390,645 options exercised had a weighted average exercise price of $3.03 per share with $1,183,468 paid through a reduction in the number of shares of common stock issued by 226,984 shares and $11 paid in cash.  During the six months ended March 31, 2011, 26,471 unvested options were cancelled, with a weighted average exercise price of $2.13.  Additionally, during the six months ended March 31, 2011, 3,000 shares of unvested restricted stock were issued with deferred compensation values of $14,860.  The stock compensation expense for these shares will be recognized when the shares vest in 2012 and 2013.  Also, 58,224 shares were granted as compensation, with a total cost of $273,468.  Of those shares, 51,783 were director compensation which will be expensed over the time period of March, 2011 through January, 2012. For the six months ended March 31, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $306,965.

At March 31, 2011, there was approximately $263,695 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the Plan.

Note 8 - Equity

On December 21, 2010, Dynasil issued an aggregate of 2,102,400 shares of its Common Stock, $.0005 par value per share, as a result of the mandatory conversion on that date of 5,256,000 shares of its Series C 10% Cumulative Convertible Preferred Stock (the "Series C Preferred Shares") at a conversion price of $2.50 per share. Dynasil had previously given notice of the mandatory conversion of all of the Series C Preferred Shares on October 22, 2010. 100% of the Series C preferred stock was converted to common stock which eliminates dividend payments of $525,600 on an annual basis.  The Company’s convertible preferred stock, when issued, was convertible to common stock at or above the then current market price of the Company’s common stock and therefore, contained no beneficial conversion feature.  Dividends on the Series C Preferred Shares were payable quarterly in cash or common stock at the election of the stockholder.  There is currently no outstanding preferred stock.

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

	Six Months Ended
	March, 31	March, 31
Segment	2011	2010
Contract Research
Revenue	$12,455,923	$11,621,992
Income from Operations	427,108	846,527
Income as a percent of revenue	3.4%	7.3%
Photonics Products and Instruments
Revenue	$11,286,933	$8,578,100
Income from Operations	1,125,465	1,334,431
Income as a percent of revenue	10%	15.6%
Total
Revenue	$23,742,856	$20,200,092
Income from Operations	1,552,573	2,180,958
Income as a percent of revenue	6.5%	10.8%

Goodwill
Contract Research	$4,754,825	$4,754,825
Photonics Products and Instruments	$8,391,557	$6,299,571

Customer Financial Information

For the three months ended March 31, 2011, the top three customers for the Contract Research segment were each various agencies of the U.S. Government.  For the three months ended March 31, 2011, these customers made up 77% of Contract Research revenue.  For the six months ended March 31, 2011, the top three customers for the Contract Research segment were each various agencies of the U.S. Government.  For the six months ended March 31, 2011, these customers made up 77% of Contract Research revenue.

For the Products and Instruments segment, there was no customer whose revenue represented more than 10% of the total segment revenue for the three months or the six months ended March 31, 2011.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$10,152,116	83.8%	$8,980,613	87.5%
Europe	1,114,272	9.2%	707,381	6.9%
Other	849,961	7.0%	575,332	5.6%
	$12,116,349	100.0%	$10,263,326	100.0%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2011 and 2010 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$19,557,753	82.4%	$17,044,667	84.4%
Europe	2,628,558	11.1%	1,457,026	7.2%
Other	1,556,545	6.6%	1,698,399	8.4%
	$23,742,856	100.0%	$20,200,092	100.0%

Note 10 – Business Acquisition – Hilger Crystals, Ltd.

On July 19, 2010, Dynasil completed the acquisition of 100% of the issued and outstanding common stock of Hilger Crystals Limited from Newport Corporation (“Newport”).  Hilger, located in Margate, Kent, England, is engaged in the manufacture of synthetic crystals, detectors and arrays for infrared spectroscopy and x-ray and gamma ray detection.

The following is the comparative financial information of the Company for the six months ended March 31, 2011 and the proforma financial information for the six months ended March 31, 2010, assuming the transaction had been consummated at the beginning of the year (i.e., October 1, 2009.)

	For the six months ended March 31, 2011	For the six months ended March 31, 2010
	(Unaudited)	(Unaudited)
Statement of Operations:
Revenue	$23,742,856	$21,490,014
Cost of revenue	14,120,300	12,824,231
Gross profit	9,622,556	8,665,783
Operating Expense	8,069,983	6,570,274
Income from operations	1,552,573	2,095,509
Interest expense, net	313,352	312,555
Income before taxes	1,239,221	1,782,954
Income taxes	467,823	676,630
Net Income	$771,398	$1,106,324

Earnings per share:
Basic	$0.06	$0.09
Diluted	$0.05	$0.08

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company has applied these provisions to all tax positions for which the statute of limitations remained open.  There was no impact on the Company’s consolidated financial position, results of operations, or cash flows as of March 31, 2011 and 2010.  As of March 31, 2011 and 2010, the Company had no unrecognized tax benefits.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2011 and 2010, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.  The Company’s tax filings for federal and state jurisdictions for the years 2007 to 2010 are still subject to examination.

Note 12 – Subsequent Events

On April 1, 2011, the Loan and Security Agreement with Sovereign Bank was amended.  See the Company's report on form 8-K filed on July 14, 2010 for additional details on the original Loan and security Agreement.   See the Liquidity and Capital Resource section of Item 2: Management Discussion and Analysis for further details on the Amendment.

On April 14, 2011, Dynasil announced the incorporation of Dynasil Biomedical to pursue opportunities in the biomedical field, the hiring of Dr. Daniel Ericson as Scientific Lead, and the acquisition of Dr. Ericson’s rights to six biomedical technologies invented or co-invented by him. See the Commercialization and Acquisition section of Item 2: Management Discussion and Analysis for further details.

On April 19, 2011, Dynasil announced that the Board of Directors has appointed Steven K. Ruggieri the new President, effective May 17, 2011, to succeed Craig T. Dunham.  See the General Business Overview section of Item 2: Management Discussion and Analysis for further details.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ending September 30, 2010.

General Business Overview

Revenue for the second quarter of fiscal year 2011 which ended March 31, 2011 rose to a record level once again of $12.1 million, an increase of 18% over revenue of $10.3 million for the quarter ended March 31, 2010.  Income from Operations for the quarter was $816,858 as compared to $1.11 million for the quarter ended March 31, 2010.  Similarly, Income before Taxes for the quarter was $661,701, down $295,435 from the prior year quarter ended March 31, 2010.  Net Income for the quarter was $396,216 or $0.03 per share, compared with Net Income of $633,300 or $0.04 per share, for the quarter ended March 31, 2010.  Total business unit profitability before corporate costs increased over fiscal year 2010 and those gains were offset by our corporate level spending on growth- related initiatives and transition expenses associated with the upcoming departure of our current President and CEO, Craig T. Dunham. Acquisitions and commercialization of technology from our extensive R&D portfolio are expected to be key drivers of our future growth and we plan to continue to invest in these growth drivers.

For the three months ended March 31, 2011, our Contract Research segment (“Contract Research”) revenue increased 9.5%.  Major customers such as Homeland Security and Department of Energy continue to demonstrate strong interest in our ongoing research work.  The backlog of total business exceeds one and one half years.  Our Optics/Photonics Products and Instruments segment (“Products and Instruments”) had revenue growth of 29.3% overall, including Hilger and 9.1% excluding the acquisition.  Our operations continue to benefit from an improving economic environment and our internal growth initiatives.

On April 19, 2011, the Company announced that the Board of Directors has appointed Steven K. Ruggieri the new President, effective May 17, 2011, to succeed Craig T. Dunham.  As announced in December of 2010, Mr. Dunham is retiring from his executive position but will remain a member of Dynasil’s Board of Directors.  Mr. Ruggieri has more than 32 years of business leadership experience in the research, defense, security and technology markets working at Foster Miller and successor company, Qinetiq Group North America.  He led business operations for Qinetiq North America’s Technology Solutions Group for parent Qinetiq Group PLC, a $2.5 billion public UK company.  The Technology Solutions Group was formed through the 2004 acquisition and integration of Foster-Miller, an R&D and product innovation company.  Following the acquisition, under his leadership, revenue grew from $120 to $400 million in five years.

Results of Operations

	Results of Operations for the Three Months Ended March 31,
	2011			2010
	Contract Research	Products & Instruments	Total	Contract Research	Products & Instruments	Total

Revenue	6,388,804	5,727,545	12,116,349	5,834,408	4,428,918	10,263,326
Gross Profit	2,291,936	2,423,895	4,715,831	2,431,216	1,777,263	4,208,479
SG&A	2,057,774	1,841,199	3,898,973	1,983,403	1,115,952	3,099,355
Operating Income	234,162	582,696	816,858	447,813	661,311	1,109,124

Revenue for the three months ended March 31, 2011 was $12,116,349, an 18.1% increase from $10,263,326 for the three months ended March 31, 2010.  Contract Research revenue increased by 9.5%.  Our Products and Instruments segment had revenue growth of 29.3% overall, including Hilger, and 9.1% excluding the acquisition.  The Contract Research segment revenue was driven by increased research work for U.S. Government agencies while the Products and Instruments segment benefited from the continuing improvement in the economy, coupled with our internal growth initiatives.

Gross Profit for the three months ended March 31, 2011 was $4,715,831, or 38.9% of sales, a 12.1% increase from $4,208,479, or 41.0% of sales for the three months ended March 31, 2010.  Both business segments experienced similar increases in Cost of Goods Sold as a percent of Sales.  The Contract Research segment had higher labor costs and the Products and Instruments segment had slightly higher materials and labor costs.

Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2011 were $3,898,973 or 32.2% of sales.  This was an increase 2.0% of sales from SG&A expenses of $3,099,355 or 30.2% of sales for the three months ended March 31, 2010.  Higher SG&A costs came primarily from higher corporate costs and the addition of Hilger.  Included here were executive recruiter expenses, legal costs for Steve Ruggieri’s employment documents and accruals for severance associated with the planned departure of Craig Dunham, President and CEO.

Income from Operations for the three months ended March 31, 2011 was $816,858, a decrease of $295,435 from the prior year comparable period.  As a percent of sales, the current quarter was 6.7% compared to 10.8% in 2010.  Prior to corporate costs and the expenses associated with our Dual Mode Detector business start-up, Product and Instruments Segment Income from Operations was up 12% from the three months ended March 31, 2010.  The Contract Research segment was especially impacted by the higher corporate costs since a portion of the higher SG&A costs were considered “unallowable” expenses under government contracts.

Net interest expense for the three months ended March 31, 2011 was $155,157, compared to $151,988 for the three months ended March 31, 2010.  Lower interest rates offset the effect of the higher debt levels.  Debt levels are higher at March 31, 2011, as a result of the borrowings to fund the Hilger acquisition in July, 2010.

Net Income for the three months ended March 31, 2011 was $396,216, or $0.03 in basic earnings per share compared to $633,300 or $0.04 in basic earnings per share for the quarter ended March 31, 2010.

The Company had a $265,485 provision for income taxes for the quarter ended March 31, 2011 and a $323,836 provision for the quarter ended March 31, 2010.

Results of Operations – Year to Date

	Results of Operations for the Six Months Ended March 31,
	2011			2010
	Contract Research	Products & Instruments	Total	Contract Research	Products & Instruments	Total

Revenue	12,455,923	11,286,933	23,742,856	11,621,992	8,578,100	20,200,092
Gross Profit	4,824,145	4,798,411	9,622,556	4,626,527	3,466,765	8,093,292
SG&A	4,397,037	3,672,946	8,069,983	3,780,000	2,132,334	5,912,334
Operating Income	427,108	1,125,465	1,552,573	846,527	1,334,431	2,180,958

Revenue for the six months ended March 31, 2011 was $23,742,856, an increase of 17.5% over revenue of $20,200,092 for the six months ended March 31, 2010.  Contract Research revenue rose 7.2%.  Major customers, such as Homeland Security and Department of Energy, continue to demonstrate strong interest in our ongoing research work.  Recently, the Company’s research division, Radiation Monitoring Devices, Inc. (“RMD”) was named a 2011 Department of Homeland Security (DHS) small business winner for radiation and nuclear detection.  This award is one of DHS’s small business awards for innovative achievement and commitment to national security.  Our Products and Instruments segment had year to date revenue growth of 31.6% overall including Hilger, and 10.9% excluding the acquisition.

Gross profit for the six months ended March 31, 2011 was $9,622,556, or 40.5% of sales, an 18.9% increase from $8,093,292, or 40.1% of sales, for the six months ended March 31, 2010.  Both business segments showed similar increases in their gross margin percentage.

SG&A expenses for the six months ended March 31, 2011 were $8,069,983 or 34.0% of sales.  This was a large increase from SG&A expenses of $5,912,334 or 29.3% of sales for the six months ended March 31, 2010.  First quarter SG&A expenses included the full costs of the successful application and registration for Dynasil’s stock listing on NASDAQ.  The costs, including legal assistance were nearly $160,000.  Future benefits to stockholders from the NASDAQ listing are expected to include greater visibility for the Company and greater liquidity for the stock.  Also included in SG&A expenses for the three months ended December 31, 2010 were the costs associated with the search, investigation and due diligence efforts toward various acquisition opportunities.  Substantial legal costs were included in the recorded total costs of at least $180,000.  Second quarter SG&A expenses included executive recruiter expenses, legal costs for Steve Ruggieri’s employment documents and accrued severance for the planned departure of Craig Dunham, President and CEO, in the amount of $156,000.  Also included in the SG&A costs were legal and consulting expenses of $54,000 associated with our new operation in Minnesota – Dynasil Biomedical Corp.  Both business segments shared in these unusual and high SG&A costs which occurred at the corporate level.

Income from operations for the six months ended March 31, 2011 was $1,552,573.  This was a decrease of $628,385 from the comparable six month period ended March 31, 2010.  As a percent of sales, the current year was 6.5% compared to 10.8% in 2010.  Both business segments reported lower Income from Operations as the result of growth-related and President transition spending at the corporate level.  Prior to corporate costs and the expenses associated with our Dual Mode Detector business start-up, Product and Instruments Segment Income from Operations was up 33% from the six months ended March 31, 2010.  Contract Research results were impacted because a portion of the higher SG&A costs were considered “unallowable” under government contracts.

Net interest expense for the six months ended March 31, 2011 was $313,352, compared to $314,429 for the six months ended March 31, 2010.  Interest expense is lower despite the total debt increasing to $11,774,042 from $8,974,306 at March 31, 2010.  The decrease in interest expense is the result of the debt refinancing in July, 2010 at a substantially reduced interest rate.  The increase in debt is the result of the borrowings to fund the Hilger acquisition in July 2010.

The Company had a $467,823 provision for income taxes for the six month period ended March 31, 2011 and a $619,462 provision for the comparable period ended March 31, 2010.

Net Income for the six months ended March 31, 2011 was $771,398, or $0.06 in basic earnings per share compared to $1,247,067 or $0.08 in basic earnings per share for the comparable period ended March 31, 2010.  The approximately $550,000 of unusual and high SG&A expenses reduced earnings per share by $0.02.

Liquidity and Capital Resources

Cash increased by $217,695 for the six months ended March 31, 2011 to $4,329,661.  The primary sources of cash were net income of $771,398, non cash stock compensation expense of $306,965 and depreciation and amortization of $642,368.  These items totaled $1,720,731.  In addition, our Contract Research segment provided $693,267 as a result of billings in excess of costs by billing customers at provisional contract rates while actual rates have been lower.  Accounts Receivable increased by $1,068,861 for the six months ended March 31, 2011.  Days Sales Outstanding (DSO) increased to 53.1 days from 51.8 days, with the Hilger acquisition causing the greatest change. Therefore, our Products and Instruments segment experienced the larger increase from 56.5 days to 63.5 days.  Inventories have increased by $268,192 in the Products and Instruments segment.  Inventory turns have fallen slightly to 3.8 turns from 4.0 turns at September 30, 2010, primarily due to the impact of the Hilger acquisition.  In total, net cash provided by operating activities was $1,491,246.  Cash used for the purchase of property, plant and equipment was $698,104, including investment relating to our new dual mode detector product line.  Payments on long term debt were $930,071 as part of regular scheduled payments to Sovereign Bank under the five year Term Debt and Acquisition Line of Credit.  Finally, common stock issuance provided $110,505 and $79,770 was paid in cash for preferred stock dividends.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next twelve months.  As of March 31, 2011, the Company had cash of $4,329,661 and available bank line of credit borrowings of $4 million, made up of $3 million available under a working capital line of credit and an additional $1 million remaining available under an acquisition line of credit.  From July 1, 2010 until June 30, 2012, the former owners of RMD Instruments, LLC may tender to the Company up to 1,000,000 shares of Dynasil common stock at a repurchase price of $2.00 per share which could require the Company to make cash payments of up to $2.0 million.

On April 1, 2011, the Company amended its Loan and Security Agreement dated July 7, 2010 with Sovereign Bank by executing the Amendment No. 1 To Loan and Security Agreement (“Amendment”) .  The amendment addresses changes to its covenant calculations.  This amendment provides the Company with greater flexibility to invest in strategic growth initiatives, which may require capital expenditures or acquisition-related costs.  The specific changes from the amendment are as follows:  (1) The definition of “Consolidated EBITDA” was amended to now include the aggregate reasonable transaction costs and expense incurred in connection with the consummation of any Permitted Acquisition as an add back.  (2) Unfunded Capital Expenditures shall not exceed $2.0 million in fiscal year 2011 and shall not exceed $1.7 million in any subsequent fiscal year.  (3) The Company shall maintain minimum cash balances with Sovereign Bank of not less than $1.0 million.  (4) The definition of Consolidated Fixed Charges was amended to exclude Unfunded Capital Expenditures.  The definition now reads: “Consolidated Fixed Charges” shall mean with respect to Borrower and its Subsidiaries on a consolidated basis, without duplication, for any fiscal measurement period, the sum of (a) the cash Interest Expense for such period, plus (b) the aggregate principal amount of scheduled payments on any Indebtedness of Borrower or any Subsidiary (including without limitation all Capital Lease Obligations and the Loans) made during such period.  All other terms and conditions of the Loan and Security Agreement remain unchanged.

The Sovereign Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil to maintain compliance at all times and report at the end of each fiscal quarter a Consolidated Maximum Leverage Ratio (Total Funded Debt to EBITDA, as defined in the Bank Loan Agreement) not to exceed 3 to 1 and a Fixed Charge Coverage Ratio of at least 1.2 to 1.  The Bank Loan Agreement also provides for events of default customary for credit facilities of this type, including, but not limited to, non-payment, breach of covenants, insolvency and defaults on other debt.

The Company was in compliance with all covenants under the Sovereign Bank Loan Agreement at March 31, 2011 and would also have been in compliance with all covenants under the terms of the Sovereign Bank Loan Agreement April 1, 2011 amendment.  We believe that the Company will remain in compliance and maintain access to the Bank lines of credit.  However, this belief is based upon many assumptions including the general business climate.  A reoccurring worldwide economic slow-down could significantly impact the Company’s revenues and profits so that a returning recession could cause a cash shortage.

Acquisitions and Commercialization of Research

We continue to execute our strategy of significant growth through acquisitions and commercialization of our technology from our government funded research.  During the last twelve months, Dynasil implemented key initiatives to support the success of our commercialization strategy of our RMD Research technology pipeline by increasing investment into our dual mode nuclear detector program for Homeland Security applications and by acquiring Hilger Crystals, Ltd., a leading manufacturer of synthetic crystals that are applicable to a wide range of our industrial, medical and homeland security applications.  By combining our technical depth in synthetic crystal’s with Hilger’s highly specialized expertise in the growth and manufacture of crystals, our objective is to accelerate the commercialization and distribution of our extensive technology portfolio.  The dual mode detectors are planned for use in locating nuclear bombs or nuclear materials at ports and borders which is of critical importance to our national security, as well as other radiation detection applications, such as nuclear power plants.  They are designed to be a single detector which replaces two current detector subsystems – the gamma radiation detector and also the Helium-3 detectors for neutrons which are in critically short supply.  Handheld devices are the initial target market and we made significant progress during the second quarter developing commercial relationships with lead customers. On March 23, 2011, we announced that our RMD Research unit had expanded its patent protection over its dual mode radiation detection technology with the approval of additional patent claims that cover methods of detecting both neutron and gamma radiation using RMD's proprietary scintillator compositions.  That patent reinforces RMD's earlier patent which provides other protection relating to various scintillator compositions and detectors.  RMD has a number of additional patent applications pending which cover other aspects of detection technology and expects to secure a broad range of patent protection in this area.  To make this advanced detector technology available to the homeland security and commercial radiation detection markets as quickly as possible, Dynasil concurrently developed specialized production furnaces designed to make the crystals in large volumes.  We also announced on March 23, 2011 that the initial furnaces had been deployed at our Hilger location and that additional capacity is expected to be placed into service over the next several months.  We expect to be in full production mode for the new dual mode detector product line during this fiscal year.  On April 20, RMD Research was named a 2011 Department of Homeland Security (DHS)’s small business winner for radiation and nuclear detection, which related to the dual mode detector development program as well as results on other radiation detection projects. According to the Civitas Group 2007 Radiation and Radiological Security Market Report, the market for radiation detection instruments is approximately $300 million on an annual basis.

Management is focused on commercialization of RMD technology either internally or through acquisitions. The Hilger acquisition exemplifies our growth strategy to acquire companies with strengths in complementary areas, which enables us to more quickly commercialize our new technology while expanding the scale and scope of our product lines and distribution channels.  The following additional technology areas are under active consideration for commercial expansion, acquisitions, possible licensing or possible joint venture activities.  Compact, low cost radiation badges are under development for potential military, industrial and consumer applications which also may have high potential.  The project has been funded by the Department of Defense into Phase 3 where we have partially completed shipments of 150 prototypes being built for evaluation.  The Company is researching the marketability of this potential product and according to Introductory Profile 2010 on dosimetryimaging.com, the total dosimeter market size is currently about $500 million.  Another active project is sensors for non-destructive testing which can detect very small cracks for applications such as aircraft wings, turbine blades, nuclear power plant piping and other non-destructive testing of metals.   This is a large world-wide industry for which RMD Research is working to develop a product with a greatly enhanced capability to detect cracks at the micro level.  When fully developed, this technology could dramatically improve the outcomes in this industry.  During the first half of the current fiscal year, prototypes were provided to a potential lead customer and we expect to finalize a supply agreement for additional prototype quantities during quarter 3.  Another area of commercialization activity is new thin film coatings for medical imaging applications.  RMD Research has developed coatings which enable higher speed x-ray imaging as well as highly sensitive PET sensors used for medical diagnostic procedures.  According to the PET/SPECT Report dated November 10, 2010 from the firm Markets and Markets, the market for PET/SPECT imaging systems is expected to grow from $6.8 billion in 2010 to $10.3 billion in 2015.  We currently sell low volume quantities of these coatings and sensors and are evaluating the market potential.   Medical testing instruments are another area of active research.  For example, we have research funding for an instrument to provide early warning for shock.  According to GBI Research, the multi-parametric critical-care monitor market exceeds $3 billion per year.

Acquisition activities continued during the second quarter as we drive for future growth.  On April 14, 2011, we announced the incorporation of Dynasil Biomedical Corp. as a new business unit to pursue opportunities in the biomedical field.  It is located in Rochester, Minnesota and Dr. Daniel Ericson joined Dynasil Biomedical as Scientific Lead with responsibility for research and development.  Dynasil Biomedical completed the purchase of Dr. Ericson’s rights to six biomedical technologies invented or co-invented by him for a purchase price of $300,000, together with certain rights to royalty and milestone payments if these technologies are successfully developed.  Dr. Ericson previously worked at Mayo Clinic and several of the assigned technologies are jointly owned with that institution.  Additionally, he previously invented several medical technologies which are in commercial use or being developed for commercial use by unrelated parties.  The six purchased technology rights include a method that could significantly extend the storage time for red blood cells as well as enhancing the quality of those cells, a tuberculosis test with the potential to provide a rapid (one hour) test, a tissue sealant developed for both topical and internal bleeding which could accelerate clot formation and have high tensile strength, and a set of technologies focused on point of care diagnostics for assessing hemophilia, blood coagulation and cardiovascular risk.  The point of care tests use finger stick blood samples and handheld optical detection systems. While Dynasil currently believes that these technologies represent exciting opportunities, the technologies are all early stage and there can be no assurances that any of these technologies will be successfully commercialized. Dynasil Biomedical will collaborate with Dynasil’s RMD Research organization and its RMD Instruments business, both of which have proven track records in medical diagnostics.  Government grants under the SBIR program are being pursued.  We view the medical diagnostics market as a key area for continued investment where Dynasil can contribute its significant ability and expertise to make the world a safer and healthier place.  Financial results for our Dynasil Biomedical Corp. initiative will be reported within our Contract Research segment.

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

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of RMD, Inc.  The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.  No impairment charge was recorded during the periods ended March 31, 2011 and September 30, 2010.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment and intangible assets subject to amortization.  The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition.  If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  As a result, the Company reviewed its long-lived assets and determined there was no impairment charge during the periods ended March 31, 2011 and September 30, 2010.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20), Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 was effective for the Company beginning March 31, 2011, but was extended to June 30, 2011 per ASU 2011-01. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements about our expectations, beliefs, plans, designs, objectives, prospects, financial condition, assumptions or future events or performance, including, but not limited to, the future markets and demand for our products, new research and development initiatives, our debt covenant compliance, and the Company’s potential repurchase obligation with respect to equity issued in connection with the RMD acquisition are forward-looking statements that involve a number of risks and uncertainties.  The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, including, without limitation, those set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the risks and uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II

OTHER INFORMATION

ITEM 6    Exhibits

(a) Exhibits and index of Exhibits

10.1	Amendment No. 1 To Loan and Security Agreement

10.2	Employment Letter dated April 13, 2011, between the Company and Steven Ruggieri, filed as Exhibit 10.1 to Form 8-K filed on April 19, 2011 and incorporated herein by reference.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1	Press release, dated May 16, 2011 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Craig T. Dunham	DATED: May 16, 2011
Craig T. Dunham,
President and CEO

	/s/ Richard A. Johnson	DATED: May 16, 2011
Richard A. Johnson,
Chief Financial Officer