Form 10-Q
period 2011-06-30
DYNASIL CORP OF AMERICA
filed 2011-08-15
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

44 Hunt Street, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 668-6855

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

As of August 15, 2011 there were 15,581,252 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	September 30,
	2011	2010
	(unaudited)
Current assets
Cash and cash equivalents	$4,644,397	$4,111,966
Accounts receivable, net of allowance for doubtful accounts of $147,243 and $132,584 and sales returns allowance of $19,485 and $24,168 for June 30, 2011 and September 30, 2010, respectively.	5,812,716	6,360,583
Inventories	3,074,760	3,097,219
Costs in excess of billings	-0-	135,157
Deferred tax asset	485,903	598,335
Prepaid income taxes	118,155	166,231
Prepaid expenses and other current assets	568,832	453,418
Total current assets	14,704,763	14,922,909

Property, Plant and Equipment, net	4,708,973	3,953,319
Other Assets
Intangibles, net	6,223,534	6,671,149
Goodwill	13,446,382	13,591,287
Deferred tax asset	613,136	-0-
Deferred financing costs, net	160,634	190,568
Total other assets	20,443,686	20,453,004

Total Assets	$39,857,422	$39,329,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,868,531	$1,870,779
Accounts payable	1,478,694	1,482,250
Accrued expenses and other liabilities	1,978,219	2,177,743
Contingent consideration	279,600	-0-
Deferred tax liability	163,322	91,100
Dividends payable	-0-	131,400
Total current liabilities	5,768,366	5,753,272

Long-term Liabilities
Long-term debt, net	9,440,477	10,833,334
Contingent consideration	-0-	750,000
Total long-term liabilities	9,440,477	11,583,334

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
	June 30,	September 30,
	2011	2010
	(unaudited)
Temporary Equity
Redeemable common stock, at redemption value of $2 per share or $2,000,000; put option on 1,000,000 shares issued and outstanding June 30, 2011 and September 30, 2010, respectively.	$2,000,000	$2,000,000

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 15,356,423 and 12,482,356 shares issued, 14,546,263 and and 11,672,196 shares outstanding at June 30, 2011 and September 30, 2010, respectively.	7,678	6,241
Preferred Stock, $.001 par value, 15,000,000 shares authorized, 0 and 5,256,000 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively, 10% cumulative, convertible	-0-	5,256
Additional paid in capital	17,576,036	15,186,029
Deferred compensation	(1,757,462)	(160,088)
Accumulated other comprehensive income	335,874	150,162
Retained earnings	7,472,795	5,791,368
	23,634,921	20,978,968
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	22,648,579	19,992,626

Total Liabilities and Stockholders' Equity	$39,857,422	$39,329,232

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$12,153,175	$11,294,868	$35,896,030	$31,494,960
Cost of revenue	7,012,611	6,562,323	21,136,257	18,669,123
Gross profit	5,140,564	4,732,545	14,759,773	12,825,837
Selling, general and administrative expenses	4,911,288	3,399,584	12,978,126	9,311,918
Income from operations	229,276	1,332,961	1,781,647	3,513,919
Interest expense, net	148,563	142,578	461,916	457,007
Income before income taxes (benefit)	80,713	1,190,383	1,319,731	3,056,912
Income taxes (benefit)	(946,165)	462,737	(478,342)	1,082,199
Net income	$1,026,878	$727,646	$1,798,073	$1,974,713

Net Income	$1,026,878	$727,646	$1,798,073	$1,974,713
Foreign currency translation, net of $72,222 and $ -0- income taxes in 2011 and 2010	47,118	-0-	185,712	-0-
Total comprehensive income	$1,073,996	$727,646	$1,983,785	$1,974,713

Net income	$1,026,878	$727,646	$1,798,073	$1,974,713
Dividends on preferred stock	-0-	131,400	116,646	406,033
Net income applicable to common stockholders	1,026,878	596,246	1,681,427	1,568,680
Dividend add back due to preferred stock conversion	-0-	131,400	116,646	406,033
Net income for diluted income per common share	$1,026,878	$727,646	$1,798,073	$1,974,713

Basic net income per common share	$0.07	$0.05	$0.12	$0.13
Diluted net income per common share	$0.07	$0.05	$0.12	$0.13

Weighted average shares outstanding
Basic	15,394,811	12,610,116	14,448,875	12,315,532
Diluted	15,748,591	14,982,382	14,802,655	14,687,798

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

								Accumulated
					Additional	Deferred		Other			Total
	Common	Common	Preferred	Preferred	Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance, September 30, 2010	12,482,356	$6,241	5,256,000	$5,256	$15,186,029	$(160,088)	$5,791,368	$150,162	810,160	$(986,342)	$19,992,626
Issuance of shares of common stock under employee stock purchase plan	23,501	12	-0-	-0-	83,466	-0-	-0-	-0-	-0-	-0-	83,478
Issuance of shares of common stock in lieu of compensation to directors	51,783	26	-0-	-0-	245,969	(157,830)	-0-	-0-	-0-	-0-	88,165
Issuance of shares of common stock in lieu of compensation to directors	-0-	-0-	-0-	-0-	46,317	161,216	-0-	-0-	-0-	-0-	207,533
Issuance of shares of common stock under stock option plan	20,000	10	-0-	-0-	39,990	-0-	-0-	-0-	-0-	-0-	40,000
Compensation costs recognized in connection with employee bonuses	6,441	3	-0-	-0-	27,496	-0-	-0-	-0-	-0-	-0-	27,499
Compensation costs recognized in connection with employment contract	423,000	211	-0-	-0-	1,701,049	(1,600,760)	-0-	-0-	-0-	-0-	100,500
Compensation costs recognized in connection with stock options	-0-	-0-	-0-	-0-	73,358	-0-	-0-	-0-	-0-	-0-	73,358
Issuance of shares of common stock for conversion of Series C preferred stock	2,102,400	1,051	(5,256,000)	(5,256)	4,205	-0-	-0-	-0-	-0-	-0-	-0-

Net exercise of options by non-director	15,973	8	-0-	-0-	(8)	-0-	-0-	-0-	-0-	-0-	-0-

Net exercise of options by director	163,661	82	-0-	-0-	(71)	-0-	-0-	-0-	-0-	-0-	11
Foreign currency translation adjustment net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	185,712	-0-	-0-	185,712
Issuance of shares of common stock in lieu of Series C preferred stock dividends	67,308	34	-0-	-0-	168,236	-0-	-0-	-0-	-0-	-0-	168,270

Preferred stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(116,646)	-0-	-0-	-0-	(116,646)

Net income	-0-	-0-	-0-	-0-	-0-	-0-	1,798,073	-0-	-0-	-0-	1,798,073
Balance, June 30, 2011	15,356,423	$7,678	0	$0	$17,576,036	$(1,757,462)	$7,472,795	$335,874	810,160	$(986,342)	$22,648,579

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,798,073	$1,974,713
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	497,055	202,325
Provision for doubtful accounts and sales returns	9,976	12,498
Depreciation and amortization	990,743	767,686
Deferred income taxes	(500,704)	(56,400)
Net increase (decrease) in billings in excess of costs	135,157	(60,448)
(Increase) decrease in:
Accounts receivable	537,891	(649,343)
Inventories	22,459	188,149
Prepaid income taxes	48,076	-0-
Prepaid expenses and other current assets	(115,414)	(164,573)
Increase (decrease) in:
Accounts payable and accrued expenses	151,238	776,576
Income taxes payable	(354,521)	(161,294)
Net cash provided by operating activities	3,220,029	2,829,889

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,294,343)	(241,468)
Acquisition of Biomedical technologies	(300,000)	-0-
Decrease in other assets	-0-	(71)
Net cash used in investing activities	(1,594,343)	(241,539)

Cash flows from financing activities
Issuance of common stock	123,489	264,509
Repayment of long term debt	(1,395,105)	(1,602,988)
Preferred stock dividends paid	(79,770)	(352,283)
Net cash used in financing activities	(1,351,386)	(1,690,762)

Effect of exchange rates on cash and cash equivalents	258,131	-0-

Net increase in cash and cash equivalents	532,431	897,588

Cash and cash equivalents, beginning	4,111,966	3,104,778
Cash and cash equivalents, ending	$4,644,397	$4,002,366

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 2010 was audited and appears in the Form 10-K previously filed by the Company.  The consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and nine months ended June 30, 2011 and 2010, changes in stockholders’ equity for the nine months ended June 30, 2011 and cash flows for the nine months ended June 30, 2011 and 2010, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2011 and for all periods presented have been made.  Interim operating results are not necessarily indicative of operating results for a full year.

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

Reclassification

Certain items in the September 30, 2010 balance sheet were reclassified to conform to the June 30, 2011 balance sheet presentation.

Note 2 - Inventories

Inventories are stated at the lower of average cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventories consist of raw materials, work-in-process and finished goods.  The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

	June 30, 2011	September 30, 2010
Raw Materials	$2,063,559	$2,386,255
Work-in-Process	460,741	416,525
Finished Goods	550,461	294,439
	$3,074,760	$3,097,219

Note 3 – Billings in Excess of Costs

Billings in excess of costs, or costs in excess of billings, relates to research and development contracts and consists of billings at provisional contract rates compared to actual costs plus fees.

Note 4 – Intangible Assets

Intangible assets at June 30, 2011 and September 30, 2010 consist of the following:

	Useful	Gross	Accumulated
June 30, 2011	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,460,412
Know How	15	512,000	102,400
Trade Names	15	219,000	43,800
Backlog	4	182,000	108,267
		$7,938,413	$1,714,879

	Useful	Gross	Accumulated
September 30, 2010	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,104,648
Know How	15	512,000	76,800
Trade Names	15	219,000	32,850
Backlog	4	182,000	52,966
		$7,938,413	$1,267,264

Amortization expense for the three months ended June 30, 2011 and 2010 was $149,205 and $133,805 respectively.  Amortization expense for the nine months ended June 30, 2011 and 2010 was $447,615 and $401,415 respectively.  Estimated amortization expense for each of the next five fiscal years is as follows:

Estimated Remaining for the next 5 years
	Remaining
June 30, 2011	2011 (3 Mos)	2012	2013	2014	2015	2016
Acquired Customer Base	$118,588	$467,728	$463,133	$463,133	$463,133	$463,133
Know How	18,433	55,300	55,300	55,300	55,300	55,300
Trade Names	3,650	14,600	14,600	14,600	14,600	14,600
Backlog	18,433	55,300	0	0	0	0
	$159,105	$592,928	$533,033	$533,033	$533,033	$533,033

Note 5 – Goodwill

During the three and nine months ended June 30, 2011 the following changes were made to goodwill:

Three months ended June 30, 2011

•
On April 4, 2011, the Company acquired the rights to six biomedical technologies invented or co-invented by Dr. Daniel Ericson for a purchase price of $300,000, together with certain rights to royalty and milestone payments if these technologies are successfully developed.  Dynasil currently believes that these technologies represent exciting technologies, but there can be no assurances that any of these technologies will be successfully commercialized.  The purchase price of $300,000, paid in cash, has been recorded as Goodwill while the opportunities are fully assessed.

Prior Activity

•
On July 19, 2010, Dynasil completed the acquisition of 100% of the issued and outstanding common stock of Hilger Crystals Limited from Newport Corporation.  The purchase price was composed of $4 million in cash and a possible additional payment of up to $750,000 (contingent consideration) after eighteen months based on Hilger’s business revenues for the eighteen months following the acquisition.  The Company has reassessed the expectations regarding the revenue during the eighteen month period based on twelve months of actual revenues and the forthcoming six months of the period.  As a result, the Company has lowered the estimate for the contingent consideration payment to $279,600 from the original $750,000.  Goodwill was reduced by $470,400 as was the recorded liability, which is now carried as a current liability.

•
The Company also reassessed the initial carrying valuations of the property and equipment acquired in the Hilger acquisition.  As a result, Property, Plant and Equipment was reduced by $25,495 and Goodwill was increased by the same amount.

Goodwill balance at September 30, 2010	$13,591,287
Contingent consideration adjustment	(470,400)
Property, plant & equipment adjustment	25,495
Biomedical technologies	300,000
Goodwill balance at June 30, 2011	$13,446,382

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

For purposes of computing diluted earnings per share, 353,780 and 2,372,266 common share equivalents were assumed to be outstanding for the nine months ended June 30, 2011 and 2010, respectively.  The Series C Preferred Stock was converted to common stock on December 21, 2010 thus is not part of the calculations for the three months ended June 30, 2011.  The computation of the weighted shares outstanding for the three months ended June 30 is as follows:

Weighted average shares outstanding	June 30, 2011	June 30, 2010
Basic	15,394,811	12,610,116
Effect of dilutive securities
Stock Options	353,780	269,866
Convertible Preferred Stock	-0-	2,102,400
Dilutive Average Shares Outstanding	15,748,591	14,982,382

Note 7 - Stock Based Compensation

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes options pricing model.  Based on the list of assumptions presented below with numbers shown for the most recent grant, the weighted average fair value of the options granted during the nine months ended June 30, 2011 is $1.62 per share.  No stock options were granted in the three months ended June 30, 2011.

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

During the three months ended June 30, 2011, no stock options were granted and 30,000 stock options were exercised.  The stock options were exercised via a net exercise arrangement with an exercise price of $1.73 per share.  The total number of shares issued from this net exercise was 15,973 and the exercise cost of $51,900 was paid through a reduction in the number of shares of common stock issued by 14,027 shares.  For the three months ended June 30, 2011, total stock-based compensation charged to operations for option-based arrangements amounted to $21,948.  Additionally, during the three months ended June 30, 2011, 420,000 shares of restricted stock were issued, of which 25,000 shares were vested with a compensation value of $100,500 and the remaining unvested 395,000 shares have a deferred compensation value of $1,585,900.  The compensation expense for the unvested restricted stock issued within the three months ended June 30, 2011 will be recognized when the shares vest according to the following schedule:

Restricted Stock Vesting Schedule
Year of Vesting	2012	2013	2014	2015	2016
Compensation Value	$448,231	$408,030	$227,139	$201,000	$301,500

During the nine months ended June 30, 2011, 69,802 stock options were granted with prices ranging from $5.53 to $7.32 per share with a value of $113,058, of which $67,307 vested when granted.  Of the options granted, 30,000 of the options cannot be exercised until 2012, therefore, the stock-based compensation expense of $45,751 will be recognized in 2012.  Additionally, 6,051 previously granted options vested this period.  During the nine months ended June 30, 2011, 28,357 of the stock options granted were immediately exercisable and 41,445 of previously granted stock options became exercisable. Therefore, stock-based compensation expense of $73,358 was recognized during the nine months ended June 30, 2011.  Of the options exercised in the nine-month period, 20,000 had an exercise price of $2.00 per share with $40,000 paid in cash.  The remaining 420,645 options exercised had a weighted average exercise price of $2.94 per share with $1,235,368 paid through a reduction in the number of shares of common stock issued by 241,011 shares and $11 paid in cash.  During the nine months ended June 30, 2011, 26,471 unvested options were cancelled, with a weighted average exercise price of $2.13.  Additionally, during the nine months ended June 30, 2011, 423,000 shares of restricted stock were issued, of which 25,000 shares were vested with a compensation expense of $100,500 and 398,000 shares were unvested with deferred compensation values of $1,600,760.  The stock compensation expense for these shares issued within the nine months ended June 30, 2011 will be recognized when the shares vest in fiscal years 2012 through 2016 according to the following schedule:

Restricted Stock Vesting Schedule
Year of Vesting	2012	2013	2014	2015	2016
Compensation Value	$450,661	$420,460	$227,139	$201,000	$301,500

Also, 58,224 shares of unrestricted common stock were granted as compensation, with a total cost of $273,468.  Of those shares, 51,783 were director compensation which will be expensed over the time period of March, 2011 through January, 2012. For the nine months ended June 30, 2011, total stock-based compensation charged to operations amounted to $497,055.

At June 30, 2011, there was approximately $249,601 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the 2010 Stock Incentive Plan.

Note 8 - Equity

On December 21, 2010, Dynasil issued an aggregate of 2,102,400 shares of its Common Stock, $.0005 par value per share, as a result of the mandatory conversion on that date of 5,256,000 shares of its Series C 10% Cumulative Convertible Preferred Stock (the "Series C Preferred Shares") at a conversion price of $2.50 per share. Dynasil had previously given notice of the mandatory conversion of all of the Series C Preferred Shares on October 22, 2010. 100% of the Series C preferred stock was converted to common stock which eliminates dividend payments of $525,600 on an annual basis.  The Company’s convertible preferred stock, when issued, was convertible to common stock at or above the then-current market price of the Company’s common stock and therefore, contained no beneficial conversion feature.  Dividends on the Series C Preferred Shares were payable quarterly in cash or common stock at the election of the stockholder.  There is currently no outstanding preferred stock.

Note 9 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business breaks down into two segments: optics/photonics products and instruments (“Products and Instruments”) and contract research (“Contract Research”).  Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.  The Products and Instruments segment manufactures optical materials, components, coatings and specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors.  Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research.  Our recent new business venture, Dynasil Biomedical Corp. (“Dynasil Biomedical”) will be reported within this segment.  This unit will also be pursuing contract research opportunities – in the medical field – that may yield additional commercialization opportunities in the future, though there can be no assurances that any of these opportunities will become successfully commercialized.  The Company’s segment information is summarized below:

	Nine Months Ended
	June 30,	June 30,
Segment	2011	2010
Contract Research
Revenue	$18,729,027	$17,369,196
Income from Operations	561,240	1,144,596
Income as a percent of revenue	3.0%	6.6%
Products and Instruments
Revenue	$17,167,003	$14,125,764
Income from Operations	1,220,407	2,369,323
Income as a percent of revenue	7.1%	16.8%
Total
Revenue	$35,896,030	$31,494,960
Income from Operations	1,781,647	3,513,919
Income as a percent of revenue	5.0%	11.2%

Goodwill
Contract Research	$5,054,825	$4,754,825
Products and Instruments	$8,391,557	$6,299,571

Customer Financial Information

For the three months ended June 30, 2011, the top three customers for the Contract Research segment were each various agencies of the U.S. Government.  For the three months ended June 30, 2011, these customers made up 78% of Contract Research revenue.  For the nine months ended June 30, 2011, the top three customers for the Contract Research segment were each various agencies of the U.S. Government.  For the nine months ended June 30, 2011, these customers made up 80% of Contract Research revenue.

For the Products and Instruments segment, there was no customer whose revenue represented more than 10% of the total segment revenue for the three months or the nine months ended June 30, 2011.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$10,022,392	82.5%	$9,738,147	86.3%
Europe	1,288,494	10.6%	603,072	5.3%
Other	842,289	6.9%	953,649	8.4%
	$12,153,175	100.0%	$11,294,868	100.0%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2011 and 2010 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$29,580,144	82.4%	$27,288,686	86.6%
Europe	3,917,052	10.9%	2,348,835	7.5%
Other	2,398,834	6.7%	1,857,439	5.9%
	$35,896,030	100.0%	$31,494,960	100.0%

Note 10 – Business Acquisitions – Hilger Crystals/ Dynasil Biomedical

Hilger Crystals, Ltd.

On July 19, 2010, Dynasil completed the acquisition of 100% of the issued and outstanding common stock of Hilger Crystals Limited (“Hilger”) from Newport Corporation (“Newport”).  Hilger, located in Margate, Kent, England, is engaged in the manufacture of synthetic crystals, detectors and arrays for infrared spectroscopy and x-ray and gamma ray detection.

The following is the comparative financial information of the Company for the nine months ended June 30, 2011 and the proforma financial information for the nine months ended June 30, 2010, assuming the transaction had been consummated at the beginning of the year (i.e., October 1, 2009.)

	For the nine months ended June 30, 2011 (Unaudited)	For the nine months ended June 30, 2010 (Unaudited)
Statement of Operations:
Revenue	$35,896,030	$33,546,984
Cost of revenue	21,136,257	19,854,674
Gross profit	14,759,773	13,692,310
Operating Expense	12,978,126	10,271,760
Income from operations	1,781,647	3,420,550
Interest expense, net	461,916	455,133
Income before taxes	1,319,731	2,965,417
Income taxes	(478,342)	1,139,367
Net Income	$1,798,073	$1,826,050

Earnings per share:
Basic	$0.12	$0.15
Diluted	$0.12	$0.12

Dynasil Biomedical

On April 14, 2011, Dynasil announced the incorporation of Dynasil Biomedical Corp. as a new business unit to pursue opportunities in the medical field.  Through a purchase of assets, Dynasil Biomedical completed the purchase of specific rights to six biomedical technologies invented or co-invented by Dr. Daniel Ericson.  Dr. Ericson has joined Dynasil Biomedical as Scientific Lead for research and development.  The asset purchase had no impact on the comparative financial information reported above.

Note 11 - Income Taxes

Dynasil Corporation of America and its wholly-owned subsidiaries file a consolidated federal income tax return.

There are Research and Experimentation (“R&E”) tax credits available at both the state and local levels designed to encourage and reward companies for efforts in areas of research and experimentation.  The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009.  In June, 2011, the Company completed a study encompassing all business activities and contracts in these areas.  As a result, the Company claimed tax credits of approximately $409,000 on its federal and state income tax returns for the year ended September 30, 2010. The Company has also filed amended federal and state income tax returns for the year ended September 30, 2009 claiming tax credits of approximately $636,000.  Total Research and Experimentation Tax Credits were approximately $1,045,000.

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company has applied these provisions to all tax positions for which the statute of limitations remained open.  There was no impact on the Company’s consolidated financial position, results of operations, or cash flows as of June 30, 2011 and 2010.  As of June 30, 2011 and 2010, the Company had no unrecognized tax benefits.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of June 30, 2011 and 2010, the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.  The Company’s tax filings for federal and state jurisdictions for the years 2007 to 2010 are still subject to examination.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were released.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2010.

General Business Overview

Revenue for the third quarter of fiscal year 2011, which ended June 30, 2011, rose to a record level of $12.2 million, an increase of 7.6% compared with revenue of $11.3 million for the quarter ended June 30, 2010.  Income from Operations for the quarter was $229,276 compared with $1.3 million for the quarter ended June 30, 2010.  Similarly, Income before Taxes for the quarter was $80,713 compared with $1.2 million for the quarter ended June 30, 2010.  Selling, general & administrative (“SG&A”) costs were higher both at the business unit level as well as the corporate level.  Included in our business unit costs were expenses to support our growth initiatives with our dual mode detector commercialization effort and Dynasil Biomedical Corp (“Dynasil Biomedical”).  We anticipate the dual mode detector business will produce revenue beginning in fiscal year 2012.  Commercialization of technology from our extensive research and development portfolio and acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities.  At the current time, the Company is actively exploring commercialization opportunities in thin film digital x-rays, sensors for non destructive testing and radiation dosimeters based on technologies developed at Radiation Monitoring Devices, Inc. (“RMD Research”).   No determination has been made as to the Company’s entry into these market segments; however, we anticipate decisions will be made on these opportunities, as well as opportunities within Dynasil Biomedical within fiscal year 2012. Corporate costs included final transition expenses associated with the retirement of Craig T. Dunham and the appointment of Steven K. Ruggieri as the new president of the Company, effective May 17, 2011.  Net Income was $1,026,878 or $0.07 per share for the quarter ended June 30, 2011, compared with $727,646, or $0.05 per share, for the quarter ended June 30, 2010.  This year-over-year increase is primarily the result of substantial state and federal Research and Experimentation (“R&E”) tax credits received during the quarter.  The tax credits totaled approximately $1,045,000.  We will pursue R&E tax credits in the future as well.

Results of Operations

	Results of Operations for the Three Months Ended June 30,
	2011			2010
	Contract Research	Products & Instruments	Total	Contract Research	Products & Instruments	Total

Revenue	6,273,104	5,880,071	12,153,175	5,747,204	5,547,664	11,294,868
Gross Profit	2,797,767	2,342,797	5,140,564	2,249,290	2,483,255	4,732,545
SG&A	2,663,635	2,247,653	4,911,288	2,077,688	1,321,896	3,399,584
Operating Income	134,132	95,144	229,276	171,602	1,161,359	1,332,961

Revenue for the three months ended June 30, 2011 was $12,153,175, a 7.6% increase from $11,294,868 for the three months ended June 30, 2010.  Revenue from our contract research segment (“Contract Research”) increased by 9.2%.  Our optics/photonics products and instruments segment (“Products and Instruments”) had revenue growth of 6.0% overall, including Hilger Crystals Ltd. (“Hilger”), but a decline of 10.9% excluding the acquisition.  The Contract Research segment revenue was driven by increased research work for U.S. Government agencies while the Products and Instruments segment was impacted by one business unit currently going through a change in local management and a re-focusing of the business.  In light of the sales shortfall, expense reductions have been initiated.

Gross Profit for the three months ended June 30, 2011 was $5,140,564, or 42.3% of sales, an 8.6% increase from $4,732,545, or 41.9% of sales, for the three months ended June 30, 2010.  Gross profit improved for the Contract Research segment as a result of lower costs for materials and sub-contract work required for the contract research during the quarter.  Gross profit for the Products and Instruments segment declined to 39.8% as a percent of sales at June 30, 2011 from 44.8% as a percent of sales for the quarter ended June 30, 2010 as a result of unfavorable sales mix.

Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2011 were $4,911,288, or 40.4% of sales.  This was an increase from SG&A expenses of $3,399,584, or 30.1% of sales, for the three months ended June 30, 2010.  Higher SG&A costs were in both segments.  The Contract Research SG&A included the costs of the new growth initiative with Dynasil Biomedical.  The Products & Instruments SG&A included the costs of the new growth initiative with dual mode detectors. This segment also had SG&A expenses of approximately $100,000 in connection with a change in local management, cost reductions and a re-focusing of the business. Further, SG&A in the three months ended June 30, 2011 contained approximately $466,000 of SG&A expenses from the addition of Hilger operating expenses arising from the acquisition completed in July 2010.  Both segments shared in the corporate costs for the transition costs associated with the recent appointment of Steven K. Ruggieri as President of the Company.

Income from Operations for the three months ended June 30, 2011 was $229,276, a decrease of $1,103,685 from the prior year comparable period.  As a percent of sales, the current quarter was 1.9% compared with 11.8% in 2010.  Prior to corporate costs and the expenses associated with our dual mode detector business start-up, Product and Instruments Segment Income from Operations was down 24% from the three months ended June 30, 2010 primarily as a result from one business unit that is going through a management change, cost reduction efforts and a re-focus of the business.  The Contract Research segment benefited from higher sales and improved gross margin, but this segment now includes the costs of the newly formed Dynasil Biomedical.  Income from Operations for this segment was 2.1% of sales for the three months ended June 30, 2011 compared with 3.0% of sales for the prior year period ended June 30, 2010.

Net interest expense for the three months ended June 30, 2011 was $148,563, compared with $142,578 for the three months ended June 30, 2010.  Lower interest rates offset the effect of the higher debt levels.  Debt levels are higher at June 30, 2011, due to borrowings to fund the Hilger acquisition in July 2010.

The Company recognized substantial tax benefits during the quarter ended June 30, 2011 as a result of qualifying for state and federal R&E tax credits.  The combined tax credits were approximately $1,045,000 and were for the fiscal tax years ended September 30, 2010 and September 30, 2009.  The state portion was $411,233, made up of $211,908 for the fiscal tax year ended September 30, 2010 and $199,325 for fiscal year end 2009.  There was a total net tax benefit for the Company of $946,165 for the quarter ended June 30, 2011 and a $462,737 provision for the quarter ended June 30, 2010.

Net Income for the three months ended June 30, 2011 was $1,026,878, or $0.07 in basic earnings per share, compared with $727,646, or $0.05 in basic earnings per share, for the quarter ended June 30, 2010.

Results of Operations – Year to Date

	Results of Operations for the Nine Months Ended June 30,
	2011			2010
	Contract Research	Products & Instruments	Total	Contract Research	Products & Instruments	Total

Revenue	18,729,027	17,167,003	35,896,030	17,369,196	14,125,764	31,494,960
Gross Profit	7,621,912	7,137,861	14,759,773	6,966,152	5,859,685	12,825,837
SG&A	7,060,672	5,917,454	12,978,126	5,821,556	3,490,362	9,311,918
Operating Income	561,240	1,220,407	1,781,647	1,144,596	2,369,323	3,513,919

Revenue for the nine months ended June 30, 2011 was $35,896,030, an increase of 14.0% from revenue of $31,494,960 for the nine months ended June 30, 2010.  Contract Research revenue rose 7.8%.  Major customers, such as Homeland Security and Department of Energy, continue to demonstrate strong interest in our ongoing research work.  Including revenue from these major customers, the Contract Research segment derived about 69% of its revenue from the government sponsored Small Business Innovation Research (“SBIR”) program over the past nine month period.  The Company is actively pursuing alternative funding avenues to reduce the percentage of work through the SBIR program.  As recently as 2009, 94% of the segment funding came from the SBIR program.  The results of our new venture, Dynasil Biomedical, are now reported within this segment, though revenues have not yet begun.  Our Products & Instruments segment had year to date revenue growth of 21.5% overall including Hilger, and 2.4% excluding the acquisition.  The results of our new venture with dual mode detectors are now reported here, though revenues have not yet begun.

Gross profit for the nine months ended June 30, 2011 was $14,759,773, or 41.1% of sales, a 15.1% increase from $12,825,837, or 40.7% of sales, for the nine months ended June 30, 2010.  Both business segments achieved modest increases in their gross margin percentage.

SG&A expenses for the nine months ended June 30, 2011 were $12,978,126, or 36.2% of sales.  This was a large increase from SG&A expenses of $9,311,918, or 29.6% of sales, for the nine months ended June 30, 2010.  The acquisition of Hilger in July of 2010 resulted in $1.3 million of the SG&A increase for the nine month period.  SG&A expenses for the first six months of fiscal year 2011 included the full costs of the successful application and registration for Dynasil’s stock listing on NASDAQ.  The costs, including legal assistance, were nearly $160,000.  Future benefits to stockholders from the NASDAQ listing are expected to include greater visibility for the Company and greater liquidity for the stock.  Also included in SG&A expenses for the first six months were the costs associated with the search, investigation and due diligence efforts toward various acquisition opportunities.  Legal costs were included in the recorded total costs of more than $180,000.  First six month SG&A expenses included executive recruiter expenses, legal costs for Steven K. Ruggieri’s employment documents and accrued severance for the planned departure of Craig Dunham, President and CEO, in the amount of $156,000.  The recent quarter ended June 30, 2011 included final transition costs of $155,000 when Steven Ruggieri was appointed President on May 17, 2011.  An additional SG&A corporate cost in the third quarter was approximately $120,000 in external costs to complete an analysis of the Company’s qualified costs and activities for R&E tax credits’ qualifications.  These efforts resulted in substantial tax credits of approximately $1,045,000.  Finally, third quarter expenses included approximately $100,000 in accrued severance costs associated with cost reduction efforts in the Products & Instruments segment.

Income from operations for the nine months ended June 30, 2011 was $1,781,647.  This was a decrease of $1,732,272 from the comparable nine month period ended June 30, 2010.  As a percent of sales, the current year income from operations was 5.0% compared to 11.2% in 2010.  Both business segments reported lower Income from Operations as the result of growth-related spending, the president transition costs, and the expenses associated with the pursuit of the R&E tax credits at the corporate level.  Contract Research bears the cost of the new Dynasil Biomedical initiative.  Year to date costs for Dynasil Biomedical were approximately $208,000, including start-up costs.  Products & Instruments bears the costs of the dual mode detector commercialization initiative with year to date expenses of approximately $136,000.

Net interest expense for the nine months ended June 30, 2011 was $461,916, compared with $457,007 for the nine months ended June 30, 2010.  Interest expense is lower despite the total debt increasing to $11,309,008 from $8,533,332 at June 30, 2010.  The decrease in interest expense is the result of the debt refinancing in July 2010 at a substantially reduced interest rate.  The increase in debt is the result of the borrowings to fund the Hilger acquisition in July 2010.

The Company had a $478,342 net tax benefit recorded for the nine month period ended June 30, 2011 and a $1,082,199 provision for the comparable period ended June 30, 2010.  The significant difference is the result of state and federal R&E tax credits of approximately $1,045,000.  Without the recorded tax credits, the average tax rate would have been 31.0% compared to 35.4% for the nine month period ended June 30, 2010.  The difference in rates is the result of lower earnings before tax applied to the applicable state, federal and country (UK) tax rates.

Net Income for the nine months ended June 30, 2011 was $1,798,073, or $0.12 in basic earnings per share, compared to $1,974,713, or $0.13 in basic earnings per share, for the comparable period ended June 30, 2010.  The R&E tax credits increased earnings per share by $0.06.

Liquidity and Capital Resources

Cash increased by $532,431 for the nine months ended June 30, 2011 to $4,644,397.  The primary sources of cash were net income of $1,798,073, non cash stock compensation expense of $497,055 and depreciation and amortization of $990,743.  These items totaled $3,285,871.  Deferred income taxes increased by $500,704 and income taxes payable declined by $354,521.  These will benefit the Company when applied to future income before taxes. Accounts Receivable decreased by $537,891 for the nine months ended June 30, 2011. Days Sales Outstanding (DSO) decreased to 44.8 days from 51.8 days, with the greatest improvement coming from the Contract Research segment. Inventories were virtually flat in the Products & Instruments segment.  With the higher volume and flat inventory levels, our inventory turns improved to 4.4 turns from 4.0 turns at September 30, 2010.  In total, net cash provided by operating activities was $3,220,029.  Cash used for the purchase of property, plant and equipment was $1,294,343, including investment relating to our new dual mode detector product line. Cash paid to acquire biomedical technologies by the newly created Dynasil Biomedical Corp. was $300,000.  Payments on long term debt were $1,395,105 as part of regular scheduled payments to Sovereign Bank under the five year Term Debt and Acquisition Line of Credit.  Finally, common stock issuance provided $123,489, and $79,770 was paid in cash for preferred stock dividends.  There are currently no shares of preferred stock outstanding.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next twelve months.  As of June 30, 2011, the Company had cash of $4,644,397 and available bank line of credit borrowings of $4 million, made up of $3 million available under a working capital line of credit and an additional $1 million remaining available under an acquisition line of credit.  From July 1, 2010 until June 30, 2012, the former owners of RMD Instruments, LLC may tender to the Company up to 1,000,000 shares of Dynasil common stock at a repurchase price of $2.00 per share, which could require the Company to make cash payments of up to $2.0 million.

On April 1, 2011, the Company amended its Loan and Security Agreement dated July 7, 2010 with Sovereign Bank by executing the Amendment No. 1 to Loan and Security Agreement (“Amendment”).  The amendment addresses changes to its covenant calculations.  This amendment provides the Company with greater flexibility to invest in strategic growth initiatives, which may require capital expenditures or acquisition-related costs.  The specific changes from the amendment were as follows:  (1) The definition of “Consolidated EBITDA” was amended to include the aggregate reasonable transaction costs and expense incurred in connection with the consummation of any Permitted Acquisition as an add back.  (2) Unfunded Capital Expenditures shall not exceed $2.0 million in fiscal year 2011 and shall not exceed $1.7 million in any subsequent fiscal year.  (3) The Company shall maintain minimum cash balances with Sovereign Bank of not less than $1.0 million.  (4) The definition of Consolidated Fixed Charges was amended to exclude Unfunded Capital Expenditures.  The definition now reads: “Consolidated Fixed Charges” shall mean with respect to Borrower and its Subsidiaries on a consolidated basis, without duplication, for any fiscal measurement period, the sum of (a) the cash Interest Expense for such period, plus (b) the aggregate principal amount of scheduled payments on any Indebtedness of Borrower or any Subsidiary (including without limitation all Capital Lease Obligations and the Loans) made during such period.  All other terms and conditions of the Loan and Security Agreement remained unchanged.

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

The Company was in compliance with all covenants under the Sovereign Bank Loan Agreement at June 30, 2011.  We believe that the Company will remain in compliance and maintain access to the Bank lines of credit.  However, this belief is based upon many assumptions including the general business climate.  A reoccurring worldwide economic slow-down could significantly impact the Company’s revenues and profits so that a returning recession could cause a cash shortage.

Strategy for Commercialization of Advanced Technology

Dynasil’s strategic pillars for growth remain development and expansion of our world class research portfolio, commercialization of our technologies coming from our research, organic growth of existing products and acquisitions of new technologies or pathways to market that help to speed commercialization of our technologies into our market areas, including homeland security and biomedical technology, as well as industrial markets.

Our opportunities to commercialize world class technologies remain robust with approximately 18 months of contract research backlog. We are in the process of further strengthening the value proposition of our intellectual property estate through the establishment of a Patent Committee and processes to enhance our identification and protection of our intellectual property. We have had two new patents issued in the past three months and have filed 11 new patent applications in the past six months. Over the next quarter we will conduct a strategic review of our current contract research portfolio with the objective of identification of future commercialization efforts and alignment with our focus on security and biomedical markets. Additionally, we will be seeking means to grow our research portfolio with additional government agencies and institutions through expansion of our business development resources. These initiatives will help to ensure that our technology incubator and development of our intellectual property estate remains strong.

During the quarter ended June 30, 2011, we continued our investments in our pipeline of commercial opportunities in homeland security and biomedical technology. We are funding the growth initiative of our dual mode detector business within our Products & Instruments segment and we are funding our start-up and ramp-up efforts with our new Dynasil Biomedical business.  Over the next two quarters, we plan to put into place a product realization process that will improve structure, methodology and discipline to support the evaluation, assessment, development and commercialization of additional technologies. Concurrently, we will be screening technologies with this tool to develop Dynasil’s pipeline of commercial technology opportunities. This process also will serve to identify licensing or acquisition opportunities to help speed our offerings to market.

Our leading current commercialization venture is our dual mode radiation detection technology. In order to accelerate the pace of this technology to market, and to establish manufacturing capacity, one year ago, we acquired Hilger Crystals, a leading manufacturer of scintillation crystals based in Margate, Kent, UK. Our dual mode nuclear detector technology was developed under a program for the Department of Homeland Security for use in locating nuclear bombs or nuclear materials at our nation’s ports and borders. This technology is of critical importance to our national security, as well as other radiation detection applications, such as nuclear power plant safety.  Our dual mode detector technology is designed to be a single detector that replaces two current detector subsystems – the gamma radiation detector and also the Helium-3 detectors for neutrons. Increasing our value proposition is the fact that Helium-3 stockpile is in critically short supply. On March 23, 2011, we announced that our RMD Research unit had expanded its patent protection related to its dual mode radiation detection technology with the approval of additional patent claims that cover methods of detecting both neutron and gamma radiation using RMD Research's proprietary scintillator compositions.  That patent reinforces RMD Research's earlier patent, which provides other protection relating to various scintillator compositions and detectors.  RMD Research has a number of additional patent applications pending that cover other aspects of detection technology and expects to secure a broad range of patent protection in this area. On April 20, 2011 RMD Research was named a Department of Homeland Security (DHS) small business winner for radiation and nuclear detection, based on results relating to the dual mode detector development program

During the quarter ended June 30, 2011, our specialized furnaces began pilot production of our proprietary scintillation crystals. Additional furnaces have been fabricated and tested and will be installed and commissioned over the next few months. We continued to make progress during the third quarter developing commercial relationships with lead OEM customers to make the dual mode technology available to the homeland security and commercial radiation detection markets as quickly as possible.  We expect to deliver our dual mode detectors to OEM customers for beta testing with early adopters and begin to produce revenue in fiscal year 2012.

As part of our product pipeline review, we continue our efforts to evaluate additional promising technologies with commercial potential in the security, medical and industrial markets as we put our product realization process in place. Three opportunities under evaluation are dosimeters, thin film digital x-rays, and sensors for non-destructive testing.

Compact, low cost radiation badges (dosimeters) are under development for potential military, industrial, medical and consumer applications. The project is being funded by the DOD’s Defense Threat Reduction Agency as a Phase 3 where we have partially completed shipments of 150 prototypes for field evaluation. The Company is researching the potential customer base and marketability of this potential product. According to Introductory Profile 2010 on dosimetryimaging.com, the total dosimeter market size is currently about $500 million. Another area of commercialization activity is new thin film coatings for medical imaging applications that offer the potential to enhance the performance of x-ray imaging. Our RMD Research group has developed coatings that enable higher speed x-ray imaging as well as highly sensitive PET sensors used for medical diagnostic procedures. According to the PET/SPECT Report dated November 10, 2010 from the firm Markets and Markets, the market for PET/SPECT imaging systems is expected to grow from $6.8 billion in 2010 to $10.3 billion in 2015.  Over the next two quarters, we expect to conduct marketing field work to evaluate this business opportunity.  Another active project is sensors for non-destructive testing, which can detect very small cracks for applications such as aircraft wings, turbine blades, nuclear power plant piping and other non-destructive testing of metals.   This is a significant world-wide industry for which RMD Research is working to develop a product with an enhanced capability to detect cracks at the micro level at a higher rate of speed. Unlike conventional probes that use hand wound coils, our advanced technology uses solid state sensors with high sensitivity to magnetic fields and low noise characteristics. When fully developed, this emerging technology could dramatically improve the ability and speed to inspect high value components.  During the first half of the current fiscal year, prototypes were provided to the prospective lead customer and progress has been made to reach an ongoing agreement.

In conjunction with the implementation of the product realization process discussed above we are beginning to lay the foundation for the establishment of an enhanced product development, engineering and management capability within Dynasil for those technologies that we decide to commercialize. This function would work together with the commercialization review activity to evaluate design for manufacturability, contract manufacturing pathways, cost of goods, pricing and launch, distribution and penetration strategies. Early next fiscal year we expect to report on how this capability will help to enhance our organic growth and future opportunities. Dynasil’s current instrument products within the Products & Instruments segment include a lead paint analyzer and a medical gamma probe used to detect cancer tracers. Over the next two quarters, we will be evaluating the next generation features and functionality for each of these products as well as looking to improve our marketing and distribution channels.

As one of our strategic pillars for growth, we will continue to seek acquisitions to gain new advanced technology products in our security and biomedical market portfolio or to gain complementary capabilities such as manufacturing or market channel access for technologies coming from RMD Research.   We acquired Hilger Crystals in July 2010 to accelerate the manufacturing and distribution of our dual mode detection technology discussed above. On April 14, 2011, we announced the incorporation of Dynasil Biomedical Corp. located in Rochester, Minnesota as a new business unit to pursue opportunities in the biomedical field.  Dr. Daniel Ericson joined Dynasil Biomedical as Scientific Lead with responsibility for research and development.  Dynasil Biomedical completed the purchase of Dr. Ericson’s rights to six technologies invented or co-invented by him.  Dr. Ericson previously worked at Mayo Clinic and several of the assigned technologies are jointly owned with that institution.  Additionally, he previously invented several biomedical technologies that are in commercial use or being developed for commercial use by unrelated parties.  The six purchased technology rights include a method that could significantly extend the storage time for red blood cells as well as enhancing the quality of those cells, a tuberculosis test with the potential to provide a rapid (one hour) test, a high tensile strength tissue sealant developed for both topical and internal bleeding that could accelerate clot formation, and a set of technologies focused on point of care diagnostics for assessing hemophilia, blood coagulation and cardiovascular risk.  The point of care tests use finger stick blood samples and handheld optical detection systems. In another biomedical testing device, we have research funding for an instrument to provide early warning for shock.  According to GBI Research, the multi-parametric critical-care monitor market exceeds $3 billion per year. These early stage technologies represent exciting opportunities. Dynasil Biomedical will collaborate with Dynasil’s RMD Research organization and RMD Instruments business, both of which have proven track records in medical diagnostics. All of these technologies are in the early-stage and may require significant investment to support further development, regulatory approval and commercialization.  While Dynasil currently believes that these technologies represent exciting opportunities, there can be no assurances that any of these technologies will be successfully commercialized. We view the medical diagnostics market as a key area for continued investment where Dynasil can contribute its significant ability and expertise to make the world a safer and healthier place.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The Company tests impairment at the reporting unit level using the two-step process.  The Company’s primary reporting units tested for impairment are RMD Research, which comprises our Contract Research segment, and RMD Instruments Corp., which is a component of our Products and Instruments segment.

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

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of RMD, Inc.  The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.  No impairment charge was recorded during the periods ended June 30, 2011 and September 30, 2010.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment and intangible assets subject to amortization.  The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition.  If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  As a result, the Company reviewed its long-lived assets and determined there was no impairment charge during the periods ended June 30, 2011 and September 30, 2010.

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

Stock-Based Compensation

We account for stock-based compensation using fair value.  Compensation costs are recognized for stock options granted to employees and directors.  Options and warrants granted to employees and non-employees are recorded as an expense at the date of grant based on the then-estimated fair value of the security in question, determined using the Black-Scholes option pricing model.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20), Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 was effective for the Company beginning March 31, 2011, but was extended to June 30, 2011 per ASU 2011-01. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows and disclosures.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

In June 2011, the FASB issued Accounting Standards Update No. ASU 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements about our expectations, beliefs, plans, designs, objectives, prospects, financial condition, assumptions or future events or performance, including, but not limited to, the future markets and demand for our products, new research and development initiatives, our debt covenant compliance, commercialization opportunities for Dynasil Biomedical, prospects for our dual mode detectors business, potential acquisition activities and the Company’s potential repurchase obligation with respect to equity issued in connection with the RMD Instruments, LLC acquisition are forward-looking statements that involve a number of risks and uncertainties.  The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, including, without limitation, those set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the risks and uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4    Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report and have determined that, as of such date, such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6    Exhibits

(a) Exhibits and index of Exhibits

10.1 Amendment No. 1 to Loan and Security Agreement dated April 1, 2011 between the Company and Sovereign Bank.

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

31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1  Press release, dated August 15, 2011 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2011.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Steven K. Ruggieri	DATED: August 15, 2011

Steven K. Ruggieri,
President

	/s/ Richard A. Johnson	DATED: August 15, 2011

Richard A. Johnson,
Chief Financial Officer