Form 10-Q
period 2011-12-31
DYNASIL CORP OF AMERICA
filed 2012-02-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of February 2, 2012 there were 15,705,043 shares of common stock, par value $.0005 per share, outstanding.

1

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	December 31,	September 30,
	2011	2011
	(unaudited)
Current assets
Cash and cash equivalents	$2,737,424	$4,479,840
Accounts receivable, net of allowance for doubtful accounts of $228,067 and $182,634 and sales returns allowance of $33,890 and $18,356 for December 31, 2011 and September 30, 2011, respectively	7,426,283	5,837,139
Inventories	2,978,189	3,250,539
Costs in excess of billings	224,135	408,240
Deferred tax asset	1,156,359	1,119,800
Prepaid income taxes	341,825	341,825
Prepaid expenses and other current assets	291,695	453,738
Total current assets	15,155,910	15,891,121

Property, Plant and Equipment, net	5,068,102	4,860,328

Other Assets
Intangibles, net	6,211,526	6,374,329
Goodwill	13,330,182	13,330,182
Deferred tax asset - non current	807,932	694,800
Deferred financing costs, net	140,678	150,656
Total other assets	20,490,318	20,549,967

Total Assets	$40,714,330	$41,301,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,868,231	$1,859,728
Accounts payable	2,249,904	2,088,395
Accrued expenses and other liabilities	1,575,976	2,322,459
Contingent consideration	183,713	183,713
Total current liabilities	5,877,824	6,454,295

Long-term Liabilities
Long-term debt, net	8,501,780	8,985,442
Deferred tax liability	1,619,637	1,619,637
Total long-term liabilities	10,121,417	10,605,079

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31,	September 30,
	2011	2011
	(unaudited)
Temporary Equity
Redeemable common stock, at redemption value of $2 per share or $2,000,000; put option on 1,000,000 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	$2,000,000	$2,000,000

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized,15,402,835 and 15,393,053 shares issued, 14,672,675 and and 14,582,893 shares outstanding at December 31, 2011 and September 30, 2011, respectively	7,701	7,696
Additional paid in capital	17,645,245	17,593,140
Deferred compensation	(1,460,155)	(1,696,385)
Accumulated other comprehensive income	237,206	297,566
Retained earnings	7,271,434	7,026,367
	23,701,431	23,228,384
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	22,715,089	22,242,042

Total Liabilities and Stockholders' Equity	$40,714,330	$41,301,416

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2011	2010
Net revenue	$12,398,254	$11,626,507
Cost of revenue	7,095,036	6,719,783
Gross profit	5,303,218	4,906,724
Selling, general and administrative expenses	5,054,566	4,171,010
Income from operations	248,652	735,714
Interest expense, net	124,157	158,196
Income before income taxes	124,495	577,518
Income taxes	(120,572)	202,341
Net income	$245,067	$375,177

Net Income	$245,067	$375,177
Other comprehensive income:
Foreign currency translation, net of $31,094 income tax benefit and $21,562 income taxes in 2011 and 2010	(60,360)	41,681
Total comprehensive income	$184,707	$416,858

Net income	$245,067	$375,177
Dividends on preferred stock	-0-	131,400
Net income applicable to common stockholders	245,067	243,777
Dividend add back due to preferred stock conversion	-0-	131,400
Net income for diluted income per common share	$245,067	$375,177

Basic net income per common share	$0.02	$0.03
Diluted net income per common share	$0.02	$0.02

Weighted average shares outstanding
Basic	15,583,103	12,979,939
Diluted	15,683,834	15,497,495

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional	Deferred		Other			Total
	Common	Common	Preferred	Preferred	Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance, October 1, 2011	15,393,053	$7,696	0	$0	$17,593,140	($1,696,385)	$7,026,367	$297,566	810,160	($986,342)	$22,242,042
Issuance of shares of common stock under employee stock purchase plan	9,782	5	-0-	-0-	15,128	-0-	-0-	-0-	-0-	-0-	15,133
Compensation costs recognized for directors	-0-	-0-	-0-	-0-	-0-	60,281	-0-	-0-	-0-	-0-	60,281
Compensation costs recognized in connection with stock options	-0-	-0-	-0-	-0-	36,978	-0-	-0-	-0-	-0-	-0-	36,978
Compensation costs recognized	-0-	-0-	-0-	-0-	-0-	27,624	-0-	-0-	-0-	-0-	27,624
Compensation costs recognized in connection with employment contracts	-0-	-0-	-0-	-0-	-0-	148,325	-0-	-0-	-0-	-0-	148,325
Foreign currency translation adjustment net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(60,360)	-0-	-0-	(60,360)

Net income	-0-	-0-	-0-	-0-	-0-	-0-	245,067	-0-	-0-	-0-	245,067
Balance, December 31, 2011	15,402,835	7,701	0	0	17,645,245	(1,460,155)	7,271,434	237,206	810,160	(986,342)	22,715,089

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$245,067	$375,177
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	273,208	188,530
Provision for doubtful accounts and sales returns	60,970	1,350
Depreciation and amortization	370,347	327,596
Deferred income taxes	(113,132)	(21,562)
Net (increase) decrease in costs in excess of billings	184,105	(325,567)
(Increase) decrease in:
Accounts receivable	(1,650,115)	(490,491)
Inventories	272,350	(206,597)
Prepaid expenses and other current assets	162,043	13,111
Increase (decrease) in:
Accounts payable and accrued expenses	(484,930)	(712,403)
Income taxes payable	(100,039)	(69,569)
Net cash used in operating activities	(780,126)	(920,425)

Cash flows from investing activities:
Purchases of property, plant and equipment	(405,341)	(124,124)
Net cash used in investing activities	(405,341)	(124,124)

Cash flows from financing activities
Issuance of common stock	15,133	83,159
Repayment of long term debt	(475,159)	(465,036)
Preferred stock dividends paid	-0-	(46,375)
Net cash used in financing activities	(460,026)	(428,252)

Effect of exchange rates on cash and cash equivalents	(96,923)	(14,976)

Net decrease in cash and cash equivalents	(1,742,416)	(1,487,777)

Cash and cash equivalents, beginning	4,479,840	4,111,966
Cash and cash equivalents, ending	$2,737,424	$2,624,189

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 2011 was audited and appears in the Form 10-K previously filed by the Company. The consolidated balance sheet as of December 31, 2011, the consolidated statements of operations for the three months ended December 31, 2011 and 2010, changes in stockholders’ equity for the three months ended December 31, 2011 and cash flows for the three months ended December 31, 2011 and 2010, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of December 31, 2011 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

Note 2 - Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records adjustments for impairments as required.

Inventories consisted of the following:

	December 31,	September 30,
	2011	2011
Raw Materials	$1,950,558	$2,149,401
Work-in-Process	414,288	757,709
Finished Goods	613,344	343,429
	$2,978,189	$3,250,539

Note 3 – Costs in Excess of Billings

Costs in excess of billings relates to research and development contracts and consists of actual costs incurred plus fees in excess of billings at provisional contract rates.

Note 4 – Intangible Assets

Intangible assets at December 31, 2011 and September 30, 2011 consist of the following:

	Useful	Gross	Accumulated
December 31, 2011	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,697,589
Know How	15	512,000	119,467
Trade Names	15	219,000	49,698
Backlog	4	182,000	145,133
Biomedical Technologies	5	300,000	15,000
		$8,238,413	$2,026,887

	Useful	Gross	Accumulated
September 30, 2011	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,025,413	$1,579,001
Know How	15	512,000	110,933
Trade Names	15	219,000	47,450
Backlog	4	182,000	126,700
Biomedical Technologies	5	300,000	-0-
		$8,238,413	$1,864,084

Amortization expense for the three months ended December 31, 2011 and 2010 was $162,803 and $149,205 respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2012 (9 Months)	2013	2014	2015	2016	Total
Acquired Customer Base	$349,140	$463,133	$463,133	$463,133	$463,133	$2,201,672
Know How	55,300	73,733	73,733	73,733	73,733	350,232
Trade Names	10,950	14,600	14,600	14,600	14,600	69,350
Backlog	36,867	-0-	-0-	-0-	-0-	36,867
Biomedical Technologies	45,000	60,000	60,000	60,000	60,000	285,000
	$452,257	$551,466	$551,466	$551,466	$551,466	$2,658,121

Note 5 – Goodwill

There were no changes in the carrying value of goodwill during the three months ended December 31, 2011.

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

For purposes of computing diluted earnings per share, 100,731 and 2,517,556 common share equivalents were assumed to be outstanding for the three months ended December 31, 2011 and 2010, respectively. In addition, as of December 31, 2011, common stock options of 815,624 shares with exercise prices above current quarterly average market price per share have been excluded from the calculation of earnings per share since their effect is anti-dilutive. The Series C Preferred Stock was converted to common stock on December 21, 2010 thus is not part of the calculations for the three months ended December 31, 2011. The computation of the weighted shares outstanding for the three months ended December 31 is as follows:

	December 31, 2011	December 31, 2010
Weighted average shares outstanding
Basic	15,583,103	12,979,939
Effect of dilutive securities
Stock Options	100,731	663,870
Convertible Preferred Stock	-0-	1,853,686
Dilutive Average Shares Outstanding	15,683,834	15,497,495

Note 7 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes options pricing model.

December 2, 2010 (Date of most recent grant)
Expected term in years	3 years
Risk-free interest rate	3.95%
Expected volatility	85.21%
Expected dividend yield	0.00%

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

During the three months ended December 31, 2011, no stock options were granted or exercised. During the three months ended December 31, 2011, 10,000 unvested stock options were cancelled with an exercise price of $5.65. For the three months ended December 31, 2011, stock-based compensation charged to operations for option-based arrangements amounted to $36,978. Additionally, during the three months ended December 31, 2011, 37,500 shares of restricted stock vested with a compensation value of $148,325. Total stock compensation charged to operations for the period ended December 31, 2011 was $273,208.

At December 31, 2011, there was approximately $160,467 of total unrecognized compensation expense related to non-exercisable option-based compensation arrangements under the 2010 Stock Incentive Plan.

Note 8 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business breaks down into two segments: products and technology (“Products and Technology”) and contract research (“Contract Research”). Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Products and Technology segment manufactures optical materials, components, coatings and specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors. Our recent new business venture, Dynasil Biomedical Corp. (“Dynasil Biomedical”) is reported within this segment. It has been determined that this new business venture will primarily pursue product commercialization of technologies and technology licensing opportunities, though there can be no assurances that any of these opportunities will become successfully commercialized. Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Company’s segment information is summarized below:

	Three Months Ended
	December 31,
Segment	2011	2010
Contract Research
Revenue	$6,215,800	$6,067,119
Income from Operations	68,954	192,946
Income as a percent of revenue	1.1%	3.2%
Products and Technology
Revenue	$6,182,454	$5,559,388
Income from Operations	179,698	542,768
Income as a percent of revenue	2.9%	9.8%
Total
Revenue	$12,398,254	$11,626,507
Income from Operations	248,652	$735,714
Income as a percent of revenue	2.0%	6.3%

Goodwill
Contract Research	$4,938,625	$4,754,825
Products and Technologies	$8,391,557	$8,836,462

Customer Financial Information

For the three months ended December 31, 2011 and 2010, the top three customers for the Contract Research segment were each various agencies of the U.S. Government. For the three months ended December 31, 2011 and 2010, these customers made up 78% and 82%, respectively, of Contract Research revenue.

For the Products and Technology segment, there was no customer whose revenue represented more than 10% of the total segment revenue for the three months ended December 31, 2011 and 2010.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2011 and 2010 are as follows:

	2011		2010
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	10,028,479	80.9%	$9,405,637	80.9%
Europe	1,392,311	11.2%	1,514,286	13.0%
Other	977,464	7.9%	706,584	6.1%
	$12,398,254	100.0%	$11,626,507	100.0%

Note 9 – Business Acquisition – Dynasil Biomedical

On April 14, 2011, Dynasil announced the incorporation of Dynasil Biomedical Corp. as a new business unit to pursue opportunities in the medical field. Through a purchase of assets, Dynasil Biomedical completed the purchase of specific rights to six biomedical technologies invented or co-invented by Dr. Daniel Ericson for $300,000 in cash. Dr. Ericson has joined Dynasil Biomedical as Scientific Lead for research and development. The asset purchase had no impact on the comparative financial information reported above.

Note 10 - Income Taxes

Dynasil Corporation of America and its wholly-owned subsidiaries file a consolidated federal income tax return.

The Company has Research and Experimentation tax credits available at both the state and local levels designed to encourage and reward companies for efforts in the areas of research and experimentation. As of December 31, 2011, the Company has federal and state tax credit carryovers totaling approximately $1,300,000.

The Company’s income tax provision includes a tax benefit of an estimated $113,000 for Research and Experimentation credits attributable to the three months ended December 31, 2011.

As of December 31, 2011 and 2010, the Company had no net operating loss carryforwards to offset future taxable income for federal income tax purposes. However, the Company has approximately $490,000 in net operating loss carryforwards to offset certain future state income taxes expiring through 2026.

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied these provisions to all tax positions for which the statute of limitations remained open. There was no impact on the Company’s consolidated financial position, results of operations, or cash flows as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest income tax expense, respectively. The Company currently has no federal or state tax examinations in progress.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were released.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2011.

General Business Overview

Revenue for the first quarter of fiscal year 2012, which ended December 31, 2011, was $12.4 million, an increase of 6.6% compared with revenue of $11.6 million for the quarter ended December 31, 2010. Income from Operations for the quarter was $248,652 compared with $735,714 for the quarter ended December 31, 2010. Income before Taxes for the quarter was $124,495 compared with $577,518 for the quarter ended December 31, 2010.  Net Income was $245,067 or $0.02 per share for the quarter ended December 31, 2011, compared with $375,177, or $0.03 per share, for the quarter ended December 31, 2010. Included in our business unit costs were expenses to support our growth initiatives with organic product development of specific product lines within Dynasil Products (previously referred to as RMD Instruments), our dual mode detector commercialization effort and development of Dynasil Biomedical Corp (“Dynasil Biomedical”) technologies, all within our Products and Technology segment. We anticipate the dual mode detector business will produce revenue beginning this fiscal year. Commercialization of technology from our extensive research and development portfolio and acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities. At the current time, the Company is actively exploring commercialization opportunities in thin film digital x-rays, sensors for non destructive testing and radiation dosimeters based on technologies developed at Radiation Monitoring Devices, Inc. (“RMD”). We are developing three specific technologies within Dynasil Biomedical with the goal to commercialize or license the most promising opportunities. Provisional patents have been filed. No determination has been made as to the Company’s entry into these market segments; however, we anticipate decisions will be made on these opportunities within fiscal year 2012.

Results of Operations

	Results of Operations for the Three Months Ended December 31,
	2011			2010
	Contract Research	Products & Technology	Total	Contract Research	Products & Technology	Total
Revenue	6,215,800	6,182,454	12,398,254	6,067,119	5,559,388	11,626,507
Gross Profit	2,430,805	2,872,413	5,303,218	2,532,209	2,374,515	4,906,724
SG&A	2,361,851	2,692,715	5,054,566	2,339,263	1,831,747	4,171,010
Operating Income	68,954	179,698	248,652	192,946	542,768	735,714

Revenue for the three months ended December 31, 2011 was $12,398,254, a 6.6% increase from $11,626,507 for the three months ended December 31, 2010. Revenue from our Contract Research segment (“Contract Research”) increased by 2.5%. Our Products and Technology segment (“Products and Technology”) had revenue growth of 11.2%. The Contract Research segment revenue growth of 2.5% was modest, but heartening in light of current pressures on government research funding. The research backlog is nearly 18 months and increased modestly as well. The Products and Technology segment growth of 11.2% was nearly all organic and was the result of increases for all business units within the segment.

Gross Profit for the three months ended December 31, 2011 was $5,303,218, or 42.8% of sales, a 8.1% increase from $4,906,724, or 42.2% of sales, for the three months ended December 31, 2010. Gross profit declined for the Contract Research segment as a result of higher direct labor costs required for the contract research during the quarter. Gross profit for the Products and Technology segment improved to 46.5% as a percent of sales at December 31, 2011 from 42.7% as a percent of sales for the quarter ended December 31, 2010 as a result of favorable sales mix.

Selling, general, and administrative (“SG&A”) expenses for the three months ended December 31, 2011 were $5,054,566, or 40.8% of sales. This was an increase from SG&A expenses of $4,171,010, or 35.9% of sales, for the three months ended December 31, 2010. The Contract Research segment had a small 1% increase in SG&A. The Products & Technology SG&A grew to 43.6% of sales for the three months ended December 31, 2011 compared to 32.9% for the three months ended December 31, 2010. Included in these costs is Dynasil Products’ initiative to revitalize all product lines with the goal of gaining market share through new product launches. Dynasil Products spent $185,000 on these research and development efforts in the three months ended December 31, 2011. The capital expenditures required for the dual mode crystal production initiative are largely complete. However, there were salaries, development and production costs in the three months ended December 31, 2011. Finally, there was $203,000 in SG&A expenses during the three months ended December 31, 2011 for additional development of the Dynasil Biomedical technologies purchased in April 2011.

Income from Operations for the three months ended December 31, 2011 was $248,652, a decrease of $487,062 from the prior year comparable period. As a percent of sales, the current quarter was 2.0% compared with 6.3% in 2010. The Contract Research segment had lower gross margin and slightly higher SG&A costs resulting in Income from Operations of 1.1% of sales for the three months ended December 31, 2011 compared to 3.2% of sales for the period ended December 31, 2010. The Products and Technology segment had Income from Operations of $179,698 or 2.9% of sales for the three months ended December 31, 2011, compared with $542,768 or 9.8% of sales for the three months ended December 31, 2010. Dynasil Biomedical experienced expenses during the quarter of $203,000 and Dynasil Products had $185,000 in new organic product development costs.

Net interest expense for the three months ended December 31, 2011 was $124,157, compared with $158,196 for the three months ended December 31, 2010. Debt was reduced by $1,869,000 to $10,370,011 at December 31, 2011 from $12,239,000 at December 31, 2010.

The Company recognized a tax benefit of $120,572 for the three months ended December 31, 2011 in recognition of specific state tax losses and current period Research and Experimentation tax credits.

Net Income for the three months ended December 31, 2011 was $245,067, or $0.02 in basic earnings per share, compared with $375,177, or $0.03 in basic earnings per share, for the quarter ended December 31, 2010.

Liquidity and Capital Resources

Cash decreased by $1,742,416 for the three months ended December 31, 2011 to $2,737,424. The primary sources of cash were net income of $245,067, non-cash stock compensation expense of $273,208 and depreciation and amortization of $370,347. These items totaled $888,622. There was a large increase in accounts receivable of $1,650,115 during the three months ended December 31, 2011. December 2011 revenues were high and collections on the accounts receivable had not yet occurred. An increase in the provision for doubtful accounts was recorded of $60,970. Days Sales Outstanding (DSO) increased to 56.4 days at December 31, 2011 from 46.1 days at the beginning of the year. Both segments had increases resulting from the high December revenues. Inventories declined by $272,350 and inventory turns improved to 4.6 turns from 4.0 turns at September 30, 2011 as a result of higher volumes in December drawing down inventories. Inventories are all within the Products and Technology segment. In total, net cash used by operating activities was $780,126. Cash used for the purchase of property, plant and equipment was $405,341. Payments on long term debt were $475,159 as part of regular scheduled payments to Sovereign Bank under the five year Term Debt and Acquisition Line of Credit.

Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations and credit lines, are sufficient to meet its anticipated cash needs for working capital for at least the next twelve months. As of December 31, 2011, the Company had cash of $2,737,424 and available bank line of credit borrowings of $4 million, made up of $3 million available under a working capital line of credit and an additional $1 million remaining available under an acquisition line of credit. The current $3 million working capital line of credit with Sovereign/Santander Bank is scheduled to terminate on July 7, 2012. There are no borrowings under this line of credit and management is in discussions with Sovereign/Santander Bank to extend the termination date. However, there can be no assurance that we will be able to extend the termination on favorable terms, or at all. From July 1, 2010 until June 30, 2012, the former owners of RMD Instruments, LLC may tender to the Company up to 1,000,000 shares of Dynasil common stock at a repurchase price of $2.00 per share, which could require the Company to make cash payments of up to $2.0 million.

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

The Company was in compliance with all covenants under the Sovereign Bank Loan Agreement at December 31, 2011. We believe that the Company will remain in compliance and maintain access to the Bank lines of credit. However, this belief is based upon many assumptions including the general business climate. A reoccurring worldwide economic slow-down could significantly impact the Company’s revenues and profits so that a returning recession could cause a cash shortage.

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

Contract Research – the Science Behind our Technology

Our Contract Research business unit, RMD, is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health, and NASA.

RMD develops advanced technology in materials, sensors and prototype instruments that detect, use or measure radiation, light, magnetism or sound for use in security, medical and industrial applications. RMD Research has technology practices in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics.

For more than 25 years, RMD Research has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of December 31, 2011, RMD had a contract backlog of approximately 18 months.

We believe that research projects provide an important source for new commercial products in areas such as medical imaging, industrial sensors, critical care and point of care diagnostics and homeland security. For example, precision instrumentation in our Products & Technology segment, including our lead paint analyzer and a medical probe for cancer surgery, emanated from the RMD portfolio. Our government-funded research work also has spawned programs such as our dual-mode radiation detection technology.

Intellectual Property

During FY 2011, we were granted five new U.S. patents and have filed 25 new patent applications. Our current portfolio is 40 issued and 40 pending applications. We believe that intellectual property represents an important strategic advantage for us. As a result, we recently established a patent committee to help broaden the value of our intellectual property estate. The committee is strengthening the identification of intellectual property within the Company by implementing a broad based vetting process to specifically understand product definition, technical maturity, the value proposition, competition, and market size to ensure that we develop IP that maximizes the market value of our research. This is consistent with our strategy and will allow us to protect selected technologies that we believe have commercial potential – either through product offerings or licensing agreements.

Products & Technology – Bringing Technology to Market

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

Product Pipeline

One of our current commercialization programs is our dual mode radiation detection technology. Our dual mode technology was developed by RMD under a program for the Department of Homeland Security for use in locating nuclear bombs or nuclear materials at our nation’s ports and borders. This technology is of critical importance to our national security, as well as other radiation detection applications, such as nuclear power plant safety.

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

As part of our product pipeline review, we are continuing our efforts to evaluate additional promising technologies with commercial potential in the security, medical and industrial markets as we put our product realization process in place. Early stage opportunities currently under evaluation include dosimeters, thin film digital x-rays, sensors for non-destructive testing and certain biomedical technologies.

•	Dosimeters: We are developing compact, low cost radiation badges (dosimeters) for potential military, industrial, medical and consumer applications. The project is being funded by the DOD’s Defense Threat Reduction Agency. We have partially completed shipments of 150 prototypes for field evaluation. The Company is researching the potential customer base and marketability of this potential product. According to Introductory Profile 2010 on dosimetryimaging.com, the total dosimeter market size is currently about $500 million.

•	Thin film digital X-rays: RMD Research is developing a family of thin film scintillators that – as a component – make possible digital X-ray detectors with higher image resolution and faster rates of image capture, all at a lower effective X-ray dose to the patient. Thicker variations of these films offer promise of lower-cost, higher-performance substitutes for use in CT, SPECT and PET imaging system detectors for medical, industrial and domestic security applications. An August 2011 report by Nanomarkets LC indicated that the area of thin film scintillators used is expected to grow from 72 million cm² in 2011 to 258 million cm² in 2018. According to the PET/SPECT Report dated November 10, 2010 from the firm Markets and Markets, the market for PET/SPECT imaging systems – of which our technology is a component -- is expected to grow from $6.8 billion in 2010 to $10.3 billion in 2015.

•	Sensors for non-destructive testing: We are developing a product with an enhanced capability to detect cracks in high value components such as aircraft wings and jet engine turbine blades at a higher rate of speed. Unlike conventional probes that use hand wound coils, our advanced technology uses solid state sensors with high sensitivity to magnetic fields and low noise characteristics. When fully developed, this emerging technology could dramatically improve the ability and speed to inspect high value components. During the fourth quarter of 2011, we reached agreement to co-develop and evaluate the advanced technology on aircraft engine applications with an early adopter customer.

•	Biomedical technologies: In April 2011, we acquired the rights to six biomedical technologies from Dr. Daniel Ericson, a former hematologist at the Mayo Clinic, which jointly owns rights to certain of the technologies acquired. The six purchased technology rights include a method that could significantly extend the storage time for red blood cells as well as enhancing the quality of those cells, a tuberculosis test with the potential to provide a rapid (one hour) test, a high tensile strength tissue sealant developed for both topical and internal bleeding that could accelerate clot formation, and a set of technologies focused on point of care diagnostics for assessing hemophilia, blood coagulation and cardiovascular risk. The Dynasil Biomedical technology portfolio will be managed by and become part of our Dynasil Products business unit which already has a presence and a proven track record in medical diagnostics. We will seek opportunities to license these technologies as well as obtain research grants with the Mayo Clinic to advance several of the development-stage technologies for various therapeutic applications.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2011. We have not adopted any accounting policies since September 30, 2011 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as well as the notes in this Form 10-Q.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company’s primary reporting units tested for impairment are RMD, which comprises our Contract Research segment, Dynasil Products (previously known as RMD Instruments), which is a component of our Products and Technology segment, and Hilger Crystals, also a component of our Products and Technology segment.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires the Company to estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill’s implied fair value. With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2011, step one of the testing determined the estimated fair values of RMD Research and Hilger Crystals substantially exceeded their carrying values by more than 20%. The estimated fair value of the Dynasil Products (formerly known as RMD Instruments) reporting unit narrowly exceeded its carrying value. Therefore, the Company undertook a step two analysis by performing essentially a new purchase price allocation as of the date of the impairment test. Values were determined of both originally recognized assets and any new assets that may have been unrecognized at the time of the original transaction, but were developed between the acquisition date and the test date. The result was confirmation that the new residual value of goodwill was higher than the carrying value. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of Radiation Monitoring Devices, Inc. and provisionally patented technologies within Dynasil Biomedical Corp. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the periods ended December 31, 2011 and 2010.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment and intangible assets subject to amortization. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. The Company reviewed its long-lived assets and determined there was no impairment charge during the periods ended December 31, 2011 and 2010.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is to be adopted retrospectively and will be effective for annual periods beginning after December 2011. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information. In December 2011, the FASB issued ASU 2011-12 deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Quarterly Report on Form 10-Q and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II – OTHER INFORMATION

ITEM 6 Exhibits

(a) Exhibits and index of Exhibits

10.1 Separation Agreement dated November 22, 2011 between the Company and Gerald Entine.

10.2 Form of Dynasil Corporation of America Indemnification Agreement with each Director and CEO, CFO and Corporate Secretary.

31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-OxleyAct of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated February 14, 2012 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2011.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (ii) Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DYNASIL CORPORATION OF AMERICA

BY: /s/ Steven K. Ruggieri	DATED: February 14, 2012

Steven K. Ruggieri,

President and Chief Executive Officer

/s/ Richard A. Johnson	DATED: February 14, 2012

Richard A. Johnson,

Chief Financial Officer

