Form 10-Q
period 2012-03-31
DYNASIL CORP OF AMERICA
filed 2012-05-15
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

— ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 8, 2012 there were 14,802,165 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

Page
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2012
AND SEPTEMBER 30, 2011	3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2012 AND 2011	5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY FOR THE SIX MONTHS ENDED MARCH 31, 2012	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED MARCH 31, 2012 AND 2011	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	28

Item 6. Exhibits	28

Signatures	29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,869,736	$4,479,840
Accounts receivable, net of allowance for doubtful accounts of $174,726 and $182,634 and sales returns allowance of $31,038 and $18,356 for March 31, 2012 and September 30, 2011, respectively.	8,275,879	5,837,139
Inventories, net of reserves	3,066,696	3,250,539
Costs in excess of billings	21,446	408,240
Deferred tax asset	1,225,446	1,119,800
Prepaid expenses and other current assets	588,180	771,564
Total current assets	15,047,383	15,867,122

Property, Plant and Equipment, net	5,128,566	4,860,328

Other Assets
Intangibles, net	6,048,724	6,374,329
Goodwill	13,353,572	13,330,182
Deferred financing costs, net	130,700	150,656
Total other assets	19,532,996	19,855,167

Total Assets	$39,708,945	$40,582,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$9,885,831	$1,859,728
Accounts payable	2,051,381	2,088,395
Accrued expenses and other liabilities	1,946,761	2,298,460
Obligation to repurchase stock - current portion	461,630	-0-
Contingent consideration	166,977	183,713
Total current liabilities	14,512,580	6,430,296

Long-term Liabilities
Long-term debt, net of current portion	10,337	8,985,442
Obligation to repurchase stock, net of current portion	1,395,916	-0-
Deferred tax liability	811,705	924,837
Total long-term liabilities	2,217,958	9,910,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	March 31,	September 30,
	2012	2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Temporary Equity
Redeemable common stock, at redemption value of $2 per share; put option on 71,227 shares and 1,000,000 issued and outstanding at March 31, 2012 and September 30, 2011, respectively.	$142,454	$2,000,000

Stockholders' Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively, 10% cumulative, convertible.	-0-	-0-

Common stock, $0.0005 par value, 40,000,000 shares authorized, 15,541,098 and 14,730,938 shares issued, 14,802,165 and and 14,582,893 shares outstanding at March 31, 2012 and September 30, 2011, respectively.	7,771	7,696
Additional paid in capital	16,506,910	15,896,755
Accumulated other comprehensive income	375,758	297,566
Retained earnings	6,931,856	7,026,367
	23,822,295	23,228,384

Less 810,160 and 810,160 shares of treasury stock - at cost at March 31, 2012 and September 30, 2011, respectively	(986,342)	(986,342)
Total stockholders' equity	22,835,953	22,242,042

Total Liabilities and Stockholders' Equity	$39,708,945	$40,582,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net revenue	$12,465,781	$12,116,349	$24,864,036	$23,742,856
Cost of revenue	7,280,801	7,400,518	14,381,994	14,120,300
Gross profit	5,184,980	4,715,831	10,482,042	9,622,556
Selling, general and administrative expenses	5,529,642	3,898,973	10,580,827	8,069,983
Income (loss) from operations	(344,662)	816,858	(98,785)	1,552,573
Interest expense, net	122,474	155,157	246,637	313,352
Income before income tax provision (benefit)	(467,136)	661,701	(345,422)	1,239,221
Income tax provision (benefit)	(127,585)	265,485	(250,911)	467,823
Net income (loss)	$(339,551)	$396,216	$(94,511)	$771,398

Net income (loss)	$(339,551)	$396,216	$(94,511)	$771,398
Other comprehensive income (loss):
Foreign currency translation	(138,552	96,913	78,192	138,594
Total comprehensive income (loss)	$(200,999)	$493,129	$(16,319)	$909,992

Net income (loss)	$(339,551)	$396,216	$(94,511)	$771,398
Dividends on preferred stock	-0-	-0-	-0-	116,646
Net income (loss) attributable to common stockholders	(339,551)	396,216	(94,511)	654,752
Dividend add back due to preferred stock conversion	-0-	-0-	-0-	116,646
Net income (loss) for diluted income per common share	$(339,551)	$396,216	$(94,511)	$771,398

Basic net income (loss) per common share	$(0.02)	$0.03	$(0.01)	$0.06
Diluted net income (loss) per common share	$(0.02)	$0.03	$(0.01)	$0.05

Weighted average shares outstanding
Basic	15,002,818	15,245,850	15,091,356	13,955,273
Diluted	15,002,818	15,781,469	15,091,356	14,490,892

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
					Additional	Other				Total
	Preferred	Preferred	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance, September 30, 2011	-0-	$0	15,393,053	$7,696	$15,896,755	$297,566	$7,026,367	(810,160)	$(986,342)	$22,242,042
Issuance of shares of common stock under employee stock purchase plan	-0-	-0-	21,692	11	31,691	-0-	-0-	-0-	-0-	31,702

Stock-based compensation costs	-0-	-0-	85,148	44	578,485	-0-	-0-	-0-	-0-	578,529
Exercise of options by director to purchase common stock	-0-	-0-	41,205	21	(21)	-0-	-0-	-0-	-0-	-0-

Foreign currency translation adjustment	-0-	-0-	-0-	-0-	-0-	78,192	-0-	-0-	-0-	78,192

Net loss	-0-	-0-	-0-	-0-	-0-	-0-	(94,511)	-0-	-0-	(94,511)
Balance, March 31, 2012	-0-	$-	15,541,098	$7,771	$16,506,910	$375,758	$6,931,856	(810,160)	$(986,342)	$22,835,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(94,511)	$771,398
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Stock compensation expense	578,529	306,965
Foreign exchange gain/loss	20,767	13,532
Contingent consideration adjustment	(17,755)	-0-
Depreciation and amortization	713,669	622,412
Noncash interest expense	19,956	19,956
Provision for doubtful accounts and sales returns	5,118	22,488
Deferred income taxes	(218,778)	100
(Increase) decrease in:
Accounts receivable, net	(2,464,287)	(1,068,861)
Inventories, net	159,199	(268,192)
Costs in excess of billings	386,794	693,267
Prepaid expenses and other current assets	4,855	(27,760)
Increase (decrease) in:
Accounts payable	(27,081)	233,180
Accrued expenses and other liabilities	(174,114)	186,293
Net cash provided by (used in) operating activities	(1,107,639)	1,504,778

Cash flows from investing activities:
Purchases of property, plant and equipment	(687,328)	(698,104)
Net cash used in investing activities	(687,328)	(698,104)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,701	110,505
Repayment of long-term debt	(949,002)	(930,071)
Preferred stock dividends paid	-0-	(79,770)
Net cash used in financing activities	(917,301)	(899,336)

Effect of exchange rates on cash and cash equivalents	102,164	310,357

Net change in cash and cash equivalents	(2,610,104)	217,695

Cash and cash equivalents, beginning	4,479,840	4,111,966
Cash and cash equivalents, ending	$1,869,736	$4,329,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Liquidity

The accompanying consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three and six months ended March 31, 2012 and 2011, changes in stockholders’ equity for the six months ended March 31, 2012 and cash flows for the six months ended March 31, 2012 and 2011 of Dynasil Corporation of America and subsidiaries, and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

Certain amounts as previously reported have been reclassified to conform to the current year financial statement preparation.

The Company has experienced an increase in accounts receivable due to delayed collections and a decrease in borrowing capacity due to high selling, general and administrative (“SG&A”) expenses for commercialization and research and development (“R&D”) activities for product improvements. This, added with an obligation to repurchase stock no later than May 29, 2012, has caused the Company to believe that it will not satisfy its financial covenants under the Sovereign Bank Loan Agreement as of June 30, 2012. Accordingly, the Company has reclassified the $8,028,688 of debt to Sovereign Bank as a short-term liability.  The Company is pursuing alternatives, including amending their bank covenant requirements to obtain short-term waivers and/or obtaining third-party financing. Management has begun discussions with relevant parties to each of the potential actions.  In addition, the Company plans to take internal steps to cut costs and reduce capital expenditures and to return its collection processes to their historical levels.  However, there can be no assurances that the Company will be successful in implementing any of these actions, or if the Company is successful, whether the terms will be favorable to the Company.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2012, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 - Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials, work-in-process and finished goods. The Company evaluates inventory levels and expected usage on a periodic basis and records, as a charge to cost of revenue, any amounts required to reduce the carrying value to net realizable value.

Inventories, net of reserves, consisted of the following:

	March 31,	September 30,
	2012	2011
Raw Materials	$1,984,163	$2,149,401
Work-in-Process	479,948	757,709
Finished Goods	602,585	343,429
	$3,066,696	$3,250,539

Note 3 – Costs in Excess of Billings

Costs in excess of billings relates to research and development contracts and consists of actual costs incurred plus fees in excess of billings at provisional contract rates.

Note 4 – Intangible Assets

Intangible assets at March 31, 2012 and September 30, 2011 consist of the following:

	Useful	Gross	Accumulated
March 31, 2012	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,063,962	$1,851,921
Know How	15	513,217	128,000
Trade Names	15	219,000	55,967
Backlog	4	182,000	163,567
Biomedical Technologies	5	300,000	30,000
		$8,278,179	$2,229,455

	Useful	Gross	Accumulated
September 30, 2011	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,063,962	$1,617,550
Know How	15	513,217	112,150
Trade Names	15	219,000	47,450
Backlog	4	182,000	126,700
Biomedical Technologies	5	300,000	-0-
		$8,278,179	$1,903,850

Amortization expense for the three months ended March 31, 2012 and 2011 was $162,802 and $149,205 respectively. Amortization expense for the six months ended March 31, 2012 and 2011 was $325,605 and $298,410, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2012 (6 Months)	2013	2014	2015	2016	Thereafter	Total
Acquired Customer Base	$233,357	$463,133	$463,133	$463,133	$463,133	$3,126,153	$5,212,041
Know How	36,867	73,733	73,733	73,733	73,733	53,417	385,217
Trade Names	7,300	14,600	14,600	14,600	14,600	97,333	163,033
Backlog	18,433	-0-	-0-	-0-	-0-	-0-	18,433
Biomedical Technologies	30,000	60,000	60,000	60,000	60,000	-0-	270,000
	$325,957	$611,466	$611,466	$611,466	$611,466	$3,276,903	$6,048,724

Note 5 – Goodwill

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the six months ended March 31, 2012.

Note 6 – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income applicable or loss attributable to common shares after preferred dividends paid, if applicable, by the weighted average number of common shares outstanding during each period. Diluted earnings per common share adjusts basic earnings per share for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

For purposes of computing diluted earnings per share, 535,619 common share equivalents related to stock options were assumed to be outstanding for the three and six months ended March 31, 2011. For the three and six months ended March 31, 2012, 20,485 shares of potential common stock related to stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations and the inclusion of potential shares would be anti-dilutive. In addition, as of March 31, 2012 and 2011, common stock options for 1,059,583 and 69,802 shares, respectively, with exercise prices above current quarterly average market price per share have been excluded from the calculation of earnings per share since their effect is anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31 is as follows:

	Three Months Ended
	March 31,
	2012	2011
Weighted average shares outstanding
Common stock	15,002,818	15,245,850
Effect of dilutive securities
Stock Options	-0-	535,619
Dilutive Average Shares Outstanding	15,002,818	15,781,469

The computation of the weighted shares outstanding for the six months ended March 31 is as follows:

	Six Months Ended
	March 31,
	2012	2011
Weighted average shares outstanding
Common stock	15,091,356	13,955,273
Effect of dilutive securities
Stock Options	-0-	535,619
Dilutive Average Shares Outstanding	15,091,356	14,490,892

Note 7 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for grants during the six months ended March 31, 2012 and 2011 used in the Black-Scholes option pricing model were as follows:

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
Expected term in years	5 years	3 years
Risk-free interest rate	2.64%	3.95%
Expected volatility	93.62%	85.21%
Expected dividend yield	0.00%	0.00%

The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The dividend yield is expected to be 0.00% because historically the Company has not paid dividends on common stock.

During the three months ended March 31, 2012, 43,960 stock options were granted at the exercise price of $3.03 per share. These options were granted as Directors’ Compensation for the twelve months ending January 31, 2013 and were fully exercisable when granted, and expire five years from the grant date. The stock-based compensation expense of $58,876 will be recognized over the requisite service period. During the three months ended March 31, 2012, 138,373 options were exercised at an exercise price of $1.58 per share in a cashless exercise, resulting in 41,205 common shares issued. During the three months ended March 31, 2012, 20,000 stock options were cancelled with an exercise price of $1.66.

During the three months ended March 31, 2012 and 2011, 500 and 0 shares of restricted stock vested with the value of $2,430 and $0, respectively. During the six months ended March 31, 2012 and 2011, 38,000 and 2,500 shares of restricted stock vested with the value of $152,505 and $9,375, respectively.

Stock Compensation Expense for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	March 31, 2012	March 31, 2011
Stock Grants	48,760	70,862
Restricted Stock Grants	157,426	-0-
Option Grants	66,866	14,529
Employee Stock Purchase Plan	32,268	-0-
Total	$305,320	$85,391

During the six months ended March 31, 2012, 43,960 stock options were granted at an exercise price of $3.03 per share. These options were granted as Directors’ Compensation for the twelve months ending January 31, 2013 and were fully exercisable when granted, and expire five years from the grant date. The stock-based compensation expense of $58,876 will be recognized over the requisite service period. During the six months ended March 31, 2012, 138,373 options were exercised at an exercise price of $1.58 per share in a cashless exercise, resulting in 41,205 common shares issued. During the six months ended March 31, 2012, 10,000 unvested stock options were cancelled with an exercise price of $5.65 and 20,000 vested stock options were cancelled with an exercise price of $1.66.

Stock Compensation Expense for the six months ended March 31, 2012 and 2011 is as follows:

	Six Months Ended	Six Months Ended
Stock Compensation Expense	March 31, 2012	March 31, 2011
Stock Grants	109,041	132,251
Restricted Stock Grants	305,751	7,625
Option Grants	131,469	167,089
Employee Stock Purchase Plan	32,268	-0-
Total	$578,529	$306,965

At March 31, 2012, there was $232,710 in unrecognized stock compensation expense based on 396,213 unvested options to purchase common stock and $1,310,259 in unrecognized stock compensation expense based on 326,138 shares of unvested restricted stock. At March 31, 2011, there was $300,603 in unrecognized stock compensation expense based on 579,861 unvested options to purchase common stock and $28,211 in unrecognized stock compensation expense based on 6,708 shares of unvested restricted stock.

A summary of restricted stock activity for the six months ended March 31, 2012 and 2011 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2012	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2011	403,000	$4.02

Granted	-0-	-0-
Vested	38,000	$4.01
Cancelled	-0-	-0-
Nonvested at March 31, 2012	365,000	$4.02

Restricted Stock Activity for the Six Months ended March 31, 2011	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2010	7,500	$3.75

Granted	3,000	$4.95
Vested	2,500	$3.75
Cancelled	-0-	-0-
Nonvested at March 31, 2011	8,000	$4.20

Note 8 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business breaks down into two segments: products and technology (“Products and Technology”) and contract research (“Contract Research”). Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Products and Technology segment manufactures optical materials, components, coatings and specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors. The Company’s most recent new business venture, Dynasil Biomedical Corp. (“Dynasil Biomedical”) is reported within this segment. It has been determined that this new business venture will primarily pursue product commercialization of technologies and technology licensing opportunities, though there can be no assurances that any of these opportunities will become successfully commercialized. Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research.

The Company’s segment information for the three months ended March 31, 2012 is summarized below:

	Three Months Ended
	March 31,
Segment	2012	2011
Contract Research
Revenue	$6,948,634	$6,388,804
Income from Operations	378,429	234,162
Income as a percent of revenue	5.4%	3.7%
Products and Technology
Revenue	$5,517,147	$5,727,545
Income (loss) from Operations	(723,091)	582,697
Income (loss) as a percent of revenue	-13.1%	10.2%
Total
Revenue	$12,465,781	$12,116,349
Income (loss) from Operations	(344,662)	816,858
Income (loss) as a percent of revenue	-2.8%	6.7%

The Company’s segment information for the six months ended March 31, 2012 is summarized below:

	Six Months Ended
	March 31,
Segment	2012	2011
Contract Research
Revenue	$13,164,434	$12,455,923
Income from Operations	447,383	427,108
Income as a percent of revenue	3.4%	3.4%
Products and Technology
Revenue	$11,699,602	$11,286,933
Income (loss) from Operations	(546,168)	1,125,465
Income (loss) as a percent of revenue	-4.7%	10.0%
Total
Revenue	$24,864,036	$23,742,856
Income (loss) from Operations	(98,785)	$1,552,573
Income (loss) as a percent of revenue	-0.4%	6.5%

Customer Financial Information

For the three and six months ended March 31, 2012 and 2011, the top three customers for the Contract Research segment were each various agencies of the U.S. Government. For the three months ended March 31, 2012 and 2011, these customers made up 72% and 77%, respectively, of Contract Research revenue. For the six months ended March 31, 2012 and 2011, these customers made up 76% and 77%, respectively, of Contract Research revenue.

For the Products and Technology segment, there was no customer whose revenue represented more than 10% of the total segment revenue for the three months or the six months ended March 31, 2012 and 2011.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	10,454,168	83.9%	$10,152,116	83.8%
Europe	1,103,021	8.8%	1,114,272	9.2%
Other	908,592	7.3%	849,961	7.0%
	$12,465,781	100.0%	$12,116,349	100.0%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2012 and 2011 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2012		March 31, 2011
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	20,482,647	82.4%	$19,557,753	82.4%
Europe	2,495,332	10.0%	2,628,558	11.1%
Other	1,886,056	7.6%	1,556,545	6.6%
	$24,864,036	100.0%	$23,742,856	100.0%

Note 9 – Business Acquisition – Dynasil Biomedical

On April 14, 2011, Dynasil announced the incorporation of Dynasil Biomedical Corp. as a new business unit to pursue opportunities in the medical field. Through a purchase of assets, Dynasil Biomedical completed the purchase of specific rights to six biomedical technologies invented or co-invented by Dr. Daniel Ericson for $300,000 in cash. Dr. Ericson has joined Dynasil Biomedical as Scientific Lead for research and development. The asset purchase had no impact on the comparative unaudited financial information as reported.

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied these provisions to all tax positions for which the statute of limitations remained open. There was no impact on the Company’s unaudited consolidated financial position, results of operations, or cash flows as of March 31, 2012 and 2011. As of March 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest and income tax expense. The Company currently has no federal or state tax examinations in progress.

The Company has Research and Experimentation tax credits available at both the state and local levels designed to encourage and reward companies for efforts in the areas of research and experimentation. As of March 31, 2012, the Company has federal and state tax credit carryovers totaling approximately $1,300,000, expiring through 2031. The Company’s income tax provision includes a tax benefit of an estimated $40,000 and $153,000 for Research and Experimentation credits attributable to the three and six months ended March 31, 2012, respectively.

The Company has approximately $490,000 in net operating loss carryforwards to offset certain future state income taxes expiring through 2026.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years from 2009 to 2011 are still subject to examination.

Note 11 – Obligation to Repurchase Stock

The former owners of RMD Instruments, LLC, which the Company acquired in 2008 for a combination of cash and shares of Dynasil common stock, have the right to require the Company to repurchase up to 1,000,000 shares of Dynasil common stock issued to them as partial consideration for the transaction at a repurchase price of $2.00 per share (the "Put Right"). As previously disclosed, on February 27, 2012, Dr. Gerald Entine, a former owner of RMD Instruments, LLC, exercised this Put Right to require the repurchase of a total of 928,773 shares of Dynasil common stock held by Dr. Entine and certain affiliates (“Entine”). By no later than May 29, 2012, the Company must pay Entine an aggregate purchase price of $1,857,546 for these shares. To the extent that the Company does not pay cash for these shares, it must issue to Entine a promissory note in payment of the remaining purchase price not paid in cash. According to the terms of the Put Right, any amount of purchase price evidenced by a promissory note would be amortized over a 3-year period to maturity and shall bear interest at the greater of (x) 10% or (y) the prime interest rate published by the Wall Street Journal on the closing date, plus 5%. In addition, any such promissory note shall be secured by the shares purchased with the promissory note.

Dr. Entine was previously a member of the Company’s board of directors until his retirement from the board effective as of the Company’s 2012 Annual Meeting of Stockholders.

There are an additional 71,227 shares of common stock outstanding that are subject to the Put Right, which could require additional payments by the Company if exercised, at the same $2 per share purchase price. The Put Right with respect to these additional shares will expire on July 1, 2012.

Note 12 – Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The Company has established a fair value hierarchy that priorities the inputs to valuation techniques used to measure fair value. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use at pricing the asset or liability.

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The only category of financial instruments where the difference between fair value and recorded book value could be notable is long-term debt. The fair value of long-term debt is determined using Level 2 inputs.  At March 31, 2012 and September 30, 2011, the carrying value of long-term debt approximates fair value because the underlying instruments are primarily at current market rates.

Note 13 – Debt

Long-term debt associated with the Sovereign Bank Loan Agreement has been reclassified to a current liability in the amount of $8,028,688 as the Company believes that it will not satisfy its financial covenants under the Sovereign Bank Loan Agreement as of June 30, 2012.

In addition, based on the exercise of the Put Right in February 2012, the Company has reflected its obligation to pay the aggregate purchase price of $1,857,546 assuming it will satisfy such obligation with the payment of a promissory note. Specifically, regarding such obligation, the Company has reflected $1,395,916 as long-term debt and the balance as the current of such long-term debt obligation.

Note 14 – Subsequent Events

On April 12, 2012, Dynasil Corporation of America (the “Company”) entered into Amendment No. 2 to Loan and Security Agreement (“Amendment No. 2”) with Sovereign Bank, N.A. (the “Lender”) which amends the Loan and Security Agreement, dated July 7, 2010, as amended by Amendment No. 1 to Loan and Security Agreement, dated April 1, 2011 (the “Original Loan Agreement”).

Amendment No. 2 extends the Scheduled Termination Date for the Revolving Line of Credit from July 7, 2012 to July 7, 2013 or such other later date as may be agreed to in writing by Lender, and makes certain adjustments to the required financial covenants, as described below.

Amendment No. 2 adjusts the consolidated maximum leverage ratio required by the Original Loan Agreement to equal to or less than (i) 3.00 to 1.00 for any period ended on or before December 31, 2011 or on or after December 31, 2012, (ii) 3.75 to 1.00 for the rolling four quarter period ended on March 31, 2012, (iii) 3.25 to 1.00 for the rolling four quarter period ending on June 30, 2012, and (iv) 3.25 to 1.00 for the rolling four quarter period ending on September 30, 2012. The required fixed charge coverage ratio for each of those periods had previously been equal to or less than 3.0 to 1.0.

Additionally, Amendment No. 2 adjusts the consolidated fixed charge coverage ratio required by the Original Loan Agreement to not less than (i) 1.20 to 1.00 for any period ended on or before December 31, 2011 or on or after December 31, 2012, (ii) 0.90 to 1.00 for the rolling four quarter period ended on March 31, 2012, (iii) 1.05 to 1.00 for the rolling four quarter period ending on June 30, 2012, and (iv) 1.10 to 1.00 for the rolling four quarter period ending on September 30, 2012. The consolidated fixed charge coverage ratio for each of those periods had previously been not less than 1.20 to 1.00.

Amendment No. 2 also adjusts the limit on Unfunded Capital Expenditures (as defined in the Original Loan Agreement) by the Company to $3,250,000.00 in the aggregate (tested as of the last day of each fiscal quarter ended after September 30, 2011 on a year-to-date basis). During each Fiscal Year of the Company ending after September 30, 2012, the Company shall not incur Unfunded Capital Expenditures in excess of $2,000,000.00 in the aggregate (tested as of the last day of each fiscal quarter ended after September 30, 2012 on a year-to-date basis). The limit on Unfunded Capital Expenditures had previously been $1,700,000 (tested as of the last day of each fiscal quarter ended after September 30, 2011 on a year-to-date basis).

The foregoing summary of the terms and conditions of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 2 to Loan and Security Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 10-Q.

All debt under the Sovereign Bank Loan and Security Agreement has been recorded as a current liability as the Company believes that it will not satisfy its financial covenants under the Sovereign Bank Loan Agreement as of June 30, 2012.

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

General Business Overview

Revenue for the second quarter of fiscal year 2012, which ended March 31, 2012, was $12.5 million, an increase of 2.9% compared with revenue of $12.1 million for the quarter ended March 31, 2011. Loss from Operations for the quarter was ($344,662) compared with Income from Operations of $816,858 for the quarter ended March 31, 2011. Loss before Taxes for the quarter was ($467,136) compared with Income before Taxes of $661,701 for the quarter ended March 31, 2011.  Net Loss was ($339,551) or ($0.02) per share for the quarter ended March 31, 2012, compared with Net Income of $396,216, or $0.03 per share, for the quarter ended March 31, 2011. Included in our business unit costs were expenses to support our growth initiatives with organic product development of specific product lines within Dynasil Products (previously referred to as RMD Instruments), our dual mode detector commercialization effort and development of Dynasil Biomedical Corp (“Dynasil Biomedical”) technologies, all within our Products and Technology segment. These investments include technology development activities, capital equipment depreciation, development of intellectual property, and staff additions in support of organic products, dual mode detector technology and our longer term product/technology pipeline which includes our biomedical portfolio. We anticipate the dual mode detector business will produce revenue beginning this fiscal year. Commercialization of technology from our extensive research and development portfolio and strategic acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors. At the current time, the Company is actively exploring commercialization opportunities in thin film digital x-rays, sensors for nondestructive testing and radiation dosimeters based on technologies developed at Radiation Monitoring Devices, Inc. (“RMD”). We are developing three specific technologies within Dynasil Biomedical with the goal to commercialize or license the most promising opportunities. These include tissue sealant, hypothermia induction and blood storage technology which is being jointly developed with Mayo Clinic. Provisional patents have been filed for certain technologies. No determination has been made as to the Company’s entry into these market segments; however, we anticipate decisions will be made on these opportunities within fiscal year 2012.

Results of Operations

	Results of Operations for the Three Months Ended March 31,
	2012			2011
	Contract Research	Products & Technology	Total	Contract Research	Products & Technology	Total
Revenue	6,948,634	5,517,147	12,465,781	6,388,804	5,727,545	12,116,349
Gross Profit	2,625,649	2,559,331	5,184,980	2,291,936	2,423,896	4,715,832
SG&A	2,247,221	3,282,421	5,529,642	2,057,774	1,841,199	3,898,973
Operating Income (Loss)	378,429	(723,091)	(344,662)	234,162	582,697	816,858

Revenue for the three months ended March 31, 2012 was $12,465,781, a 2.9% increase from $12,116,349 for the three months ended March 31, 2011. Revenue from our Contract Research segment (“Contract Research”) increased by 8.8%. Revenue from our Products and Technology segment (“Products and Technology”) decreased 3.7%. The Contract Research segment revenue growth was significant in light of current pressures on government research funding. The research backlog remains robust at nearly 18 months. The Products and Technology segment was essentially unchanged.

Gross Profit for the three months ended March 31, 2012 was $5,184,980, or 41.6% of sales, a 9.9% increase from $4,715,831, or 38.9% of sales, for the three months ended March 31, 2011. Gross profit as a percent of sales improved for the Contract Research segment to 37.8% at March 31, 2012 from 35.9% at March 31, 2011, as a result of a more favorable cost mix. Gross profit for the Products and Technology segment improved to 46.4% as a percent of sales at March 31, 2012 from 42.3% as a percent of sales for the quarter ended March 31, 2011 as a result of favorable sales mix.

Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2012 were $5,529,642, or 44.4% of sales. This was an increase from SG&A expenses of $3,898,973, or 32.2% of sales, for the three months ended March 31, 2011. Included in the three months ended March 31, 2012, was $305,000 in stock compensation expense. This was an increase of $220,000 over the prior year. The Contract Research segment had a $189,447, or 9.2% increase in SG&A, which is commensurate with the increase in revenue over the prior period. The Products & Technology SG&A grew to 59.5% of sales for the three months ended March 31, 2012 compared to 32.1% for the three months ended March 31, 2011. Included in these costs is Dynasil Products’ initiative to revitalize all product lines with the goal of gaining market share through new product launches. Dynasil Products spent $524,800 on research and development efforts in the three months ended March 31, 2012 for new product development and $174,000 on Sales and Marketing toward those efforts. There was an increase of $72,000 in expenses for commercialization of our dual mode detector business for the three months ended March 31, 2012 over the same period in 2011. Also, there was $249,968 in SG&A expenses during the three months ended March 31, 2012 for continuing development of the Dynasil Biomedical technologies purchased in April 2011.

Loss from Operations for the three months ended March 31, 2012 was ($344,662), a decrease of $1,161,520 from the prior year comparable period. As a percent of sales, the current period was (2.8%) compared with 6.7% in 2011. The Contract Research segment had lower gross margin and slightly lower SG&A costs resulting in Income from Operations of 5.4% of sales for the three months ended March 31, 2012 compared to 3.7% of sales for the period ended March 31, 2011. The Products and Technology segment had Loss from Operations of ($723,091) or (13.1%) of sales for the three months ended March 31, 2012, compared with Income from Operations of $582,697 or 10.2% of sales for the three months ended March 31, 2011.

Net interest expense for the three months ended March 31, 2012 was $122,474, compared with $155,157 for the three months ended March 31, 2011. Debt was reduced by ($1,877,874) to $9,896,168 at March 31, 2012 from $11,774,042 at March 31, 2011.

The Company recognized a tax benefit of $127,585 for the three months ended March 31, 2012 in recognition of specific federal and state tax losses and current period estimated Research and Experimentation tax credits.

Net Loss for the three months ended March 31, 2012 was ($339,551), or ($0.02) in basic earnings per share, compared with Net Income of $396,216, or $0.03 in basic earnings per share, for the quarter ended March 31, 2011.

Results of Operations – Year to Date

	Results of Operations for the Six Months Ended March 31,
	2012			2011
	Contract Research	Products & Technology	Total	Contract Research	Products & Technology	Total
Revenue	$13,164,434	$11,699,602	$24,864,036	$12,455,923	$11,286,933	$23,742,856
Gross Profit	$5,056,454	$5,425,588	$10,482,042	$4,824,145	$4,798,411	$9,622,556
SG&A	$4,609,072	$5,971,755	$10,580,827	$4,397,037	$3,672,946	$8,069,983
Operating Income (Loss)	$447,383	$(546,168)	$(98,785)	$427,108	$1,125,465	$1,552,573

Revenue for the six months ended March 31, 2012 was $24,864,036, a 4.7% increase from $23,742,856 for the six months ended March 31, 2011. Revenue from our Contract Research segment (“Contract Research”) increased by 5.7% with continued high interest in our research capabilities from our largest governmental agency customers. Our Products and Technology segment (“Products and Technology”) had a revenue increase of 3.7%. Sales for the quarter ended December 31, 2011 were up 11.2% while sales for the quarter ended March 31, 2012 decreased 3.7%. We have noticed decreased sales in our optics businesses due to key customers working down inventories.

Gross Profit for the six months ended March 31, 2012 was $10,482,042, or 42.2% of sales, an 8.9% increase from $9,622,556, or 40.5% of sales, for the six months ended March 31, 2011.

Selling, general, and administrative (“SG&A”) expenses for the six months ended March 31, 2012 were $10,580,827, or 42.6% of sales. This was an increase from SG&A expenses of $8,069,983, or 34.0% of sales, for the six months ended March 31, 2011. Included in SG&A for the period, was $578,500 in stock compensation. The Contract Research segment had a 4.8% increase in SG&A commensurate with the increase in revenue for that segment over the prior period. The Products & Technology SG&A grew to 51.0% of sales for the six months ended March 31, 2012 compared to 32.5% for the six months ended March 31, 2011. Included in these costs is Dynasil Products’ initiative to revitalize all product lines with the goal of gaining market share through new product launches. Dynasil Products spent $713,000 on research and development efforts and $243,000 on sales and marketing in the six months ended March 31, 2012 toward the new product development effort. There was $149,000 spent on commercialization of dual mode detector business in the six months ended March 31, 2012. Finally, included in SG&A expenses during the six months ended March 31, 2012 was $453,000 for continuing development of the Dynasil Biomedical technologies purchased in April 2011.

Loss from Operations for the six months ended March 31, 2012 was ($98,785), a decrease of $1,651,358 from the prior year comparable period. As a percent of sales, the Loss from Operations for the six months ending March 31, 2012 was (0.4%) compared with Operating Income of 6.5% in 2011. The Contract Research segment had Income from Operations of 3.4% of sales for the six months ended March 31, 2012, which was essentially unchanged from the period ended March 31, 2011, which was also 3.4% of sales. The Products and Technology segment had Loss from Operations of ($546,168) or (4.7%) of sales for the six months ended March 31, 2012, compared with Income from Operations of $1,125,465 or 10.0% of sales for the six months ended March 31, 2011. The change was primarily caused by higher SG&A costs for revitalization of our product lines and commercialization of new technologies.

Net interest expense for the six months ended March 31, 2012 was $246,637 compared with $313,352 for the six months ended March 31, 2011, primarily due to the continued reduction in debt.

The Company recognized a tax benefit of $250,911 for the six months ended March 31, 2012 in recognition of specific federal and state tax losses and current period Research and Experimentation tax credits.

Net Income for the six months ended March 31, 2012 was ($94,511) or ($0.01) in basic earnings per share, compared with $771,398, or $0.06 in basic earnings per share, for the quarter ended March 31, 2011.

Liquidity and Capital Resources

Cash decreased by $2,610,104 for the six months ended March 31, 2012 to $1,869,736. The primary sources of cash included non-cash stock compensation expense of $578,529 and depreciation and amortization of $713,669. These items totaled $1,292,198. There was a large increase in accounts receivable of $2,464,287 during the six months ended March 31, 2012. Revenues for the six months ended March 31, 2012 have remained at historical highs, but collections have not kept pace. Days Sales Outstanding (DSO) increased to 60.5 days at March 31, 2012 from 56.4 days at December 31, 2011 and 46.1 days at September 30, 2011. The $2,464,287 increase in accounts receivable is comprised of an increase of $1,640,244 from the Contract Research segment and an increase of $824,043 from the Products and Technology segment. In our Contracts Research segment, the required submission of some technical reports has been internally delayed, which has delayed payments. In addition, certain governmental agencies have adopted practices requiring more stringent paperwork in order for payment to be made. Once the processes are streamlined with the governmental agencies, there should be no further delays in payments. We believe that these paperwork submission difficulties are temporary and due in part to management transitions at RMD occurring earlier in the year. We do not believe that these procedural matters will ultimately affect the collectability of these receivables and accordingly, we have not made any increase in allowance for doubtful accounts for these receivables. The $824,043 increase in accounts receivable for the Products and Technology segment was due primarily to (i) delayed collections from the largest customer within the segment even though total revenue represents less than 10% of the segment (ii) slower customer payments in general and (iii) individual sale in excess of $200,000 to a large, well-established customer in the UK which has not yet been paid. DSO in this segment increased to 68.5 days from 60.8 days at December 31, 2011 and 61.3 days at September 30, 2011. The provision for doubtful accounts and sales returns was increased by $5,118. Activities are underway to improve collections in both segments and return to lower historical DSO levels. Inventories declined by $183,843 and inventory turns were 4.1 turns compared to 4.0 turns at September 30, 2011. Inventories are all within the Products and Technology segment.

Cash Used in Operating Activities

In total, including the increased investment in accounts receivable, operating activities used $1,107,639..

Cash Used in Investing and Financing Activities

Cash used for the purchase of property, plant and equipment was $687,328. Payments on long term debt were $949,002 as part of regularly schedule payments to Sovereign Bank, N.A. (“Sovereign” or the “Lender”) under the five year Term Debt and Acquisition Line of Credit. Net cash used in financing activities was $917,301.

Expenses and Operating Income

The Company has heavily invested in strategic initiatives for the future. These expenses have primarily been recognized in SG&A expenses and have reduced operating income. These expenses include organic product development within Dynasil Products, increased spending on intellectual property creation, staff additions in support of organic products, continued costs to commercialize the dual mode detector technology and spending to support our longer term product/technology pipeline which includes our biomedical portfolio. These expenses, without corresponding revenue, have reduced operating income and reduced cash flow and reduced borrowing capacity. SG&A expenses associated with Dynasil Product’s initiatives to revitalize all product lines was $713,000 in research & development and an additional $243,000 in sales & marketing efforts. There was $452,000 spent in the last six months for continuing development of the Dynasil Biomedical technologies purchased in April, 2011.

Sovereign Bank Loan Agreement

Due in part to the factors described above, on April 12, 2012, the Company entered into Amendment No. 2 to Loan and Security Agreement (“Amendment No. 2”) with Sovereign Bank which amended the Loan and Security Agreement, dated July 7, 2010, as amended by Amendment No. 1 to Loan and Security Agreement, dated April 1, 2011 (the “Original Loan Agreement”). As described in more detail below, the purpose of the amendment was to extend the term of the revolving line of credit and amend the financial covenants during the current period as the Company worked through the accounts receivable and SG&A expense issues described above.

Amendment No. 2 extended the Scheduled Termination Date for the Revolving Line of Credit from July 7, 2012 to July 7, 2013 or such other later date as may be agreed to in writing by Lender, and made certain adjustments to the required financial covenants, as described below.

Amendment No. 2 adjusted the consolidated maximum leverage ratio required by the Original Loan Agreement to equal to or less than (i) 3.00 to 1.00 for any period ended on or before December 31, 2011 or on or after December 31, 2012, (ii) 3.75 to 1.00 for the rolling four quarter period ended on March 31, 2012, (iii) 3.25 to 1.00 for the rolling four quarter period ending on June 30, 2012, and (iv) 3.25 to 1.00 for the rolling four quarter period ending on September 30, 2012. The required fixed charge coverage ratio for each of those periods had previously been equal to or less than 3.0 to 1.0. The Company’s ratio at March 31, 2012 was 3.56 to 1.00.

Additionally, Amendment No. 2 adjusted the consolidated fixed charge coverage ratio required by the Original Loan Agreement to not less than (i) 1.20 to 1.00 for any period ended on or before December 31, 2011 or on or after December 31, 2012, (ii) 0.90 to 1.00 for the rolling four quarter period ended on March 31, 2012, (iii) 1.05 to 1.00 for the rolling four quarter period ending on June 30, 2012, and (iv) 1.10 to 1.00 for the rolling four quarter period ending on September 30, 2012. The consolidated fixed charge coverage ratio for each of those periods had previously been not less than 1.20 to 1.00. The Company’s ratio at March 31, 2012 was .99 to 1.00.

Amendment No. 2 also adjusted the limit on Unfunded Capital Expenditures (as defined in the Original Loan Agreement) by the Company to $3,250,000 in the aggregate (tested as of the last day of each fiscal quarter ended after September 30, 2011 on a year-to-date basis). During each Fiscal Year of the Company ending after September 30, 2012, the Company shall not incur Unfunded Capital Expenditures in excess of $2,000,000.00 in the aggregate (tested as of the last day of each fiscal quarter ended after September 30, 2012 on a year-to-date basis). The limit on Unfunded Capital Expenditures had previously been $1,700,000 (tested as of the last day of each fiscal quarter ended after September 30, 2011 on a year-to-date basis). The Company’s unfunded capital expenditures were $687,328 at March 31, 2012.

The Company was in compliance with all financial covenants, as amended, at March 31, 2012. See “Liquidity Outlook” below.

Obligation to Repurchase Stock

The former owners of RMD Instruments, LLC, which the Company acquired in 2008 for a combination of cash and shares of Dynasil common stock, have the right to require the Company to repurchase up to 1,000,000 shares of Dynasil common stock issued to them as partial consideration for the transaction at a repurchase price of $2.00 per share (the "Put Right"). As previously disclosed, on February 27, 2012, Dr. Gerald Entine, a former owner of RMD Instruments, LLC, exercised this Put Right to require the repurchase of a total of 928,773 shares of Dynasil common stock held by Dr. Entine and certain affiliates (“Entine”). By no later than May 29, 2012, the Company must pay Entine an aggregate purchase price of $1,857,546 for these shares. To the extent that the Company does not pay cash for these shares, it must issue to Entine a promissory note in payment of the remaining purchase price not paid in cash. According to the terms of the Put Right, any amount of purchase price evidenced by a promissory note would be amortized over a 3-year period to maturity and shall bear interest at the greater of (x) 10% or (y) the prime interest rate published by the Wall Street Journal on the closing date, plus 5%. In addition, any such promissory note shall be secured by the shares purchased with the promissory note.

Dr. Entine was previously a member of the Company’s board of directors until his retirement from the board effective as of the Company’s 2012 Annual Meeting of Stockholders.

There are an additional 71,227 shares of common stock outstanding that are subject to the Put Right, which could require additional payments by the Company if exercised, at the same $2 per share purchase price. The Put Right with respect to these additional shares will expire on July 1, 2012.

Liquidity Outlook

Due to the delay in collections relating to the processing of the Company’s invoices with governmental customers, the increased spending on commercialization and R&D activities and the additional liquidity needs created by the exercise of the Put Right, the Company believes it will not satisfy its financial covenants under the Sovereign Bank Loan Agreement as of June 30, 2012 unless it takes one or more of the actions described below.

To address compliance with its financial covenants and to maintain sufficient capital resources to meet its anticipated cash needs for working capital for the next 12 months, the Company is pursuing alternatives, including amending bank covenant requirements to obtain short-term waivers and/or obtaining third-party financing. Management has begun discussions with relevant parties to each of the potential actions. In addition, the Company plans to take internal steps to cut costs and reduce capital expenditures and to return its collection processes to their historical levels. However, there can be no assurances that the Company will be successful in implementing any of these actions, or if the Company is successful, whether the terms will be favorable to the Company. At the time of the filing of this Quarterly Report on Form 10-Q, given the preliminary stage of the Company’s discussions with its Lender and others and the related uncertainty, the Company has reclassified the long-term debt associated with the Sovereign Bank Loan Agreement as a current liability amount of $8,028,688.

In the event of a future financial covenant breach, the Sovereign Bank Loan Agreement permits the Lender to accelerate the indebtedness and terminate the Loan Agreement, which would cause all amounts outstanding, including all accrued interest and unpaid fees, to become immediately due and payable. As described above, management has begun discussions with the Lender regarding the possible need for a waiver or amendment of the financial covenants, however there can be no assurance that the waiver or amendment will be received or that there will not be a material cost for obtaining such a waiver or amendment. Any such action taken by the Lender could result in the Company’s having to refinance the Loan Agreement and obtain an alternative source of financing. There is no assurance that such financing would be obtained, or if such refinancing is obtained, that the terms of a new facility would be on terms comparable to the current Loan Agreement. If the Company is unable to obtain such financing, its operations and financial condition would be materially adversely affected and it would be forced to seek an alternative source of liquidity, such as by selling additional securities to continue operations, or to limit its operations.

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

RMD develops advanced technology in materials, sensors and prototype instruments that detect, use or measure radiation, light, magnetism or sound for use in security, medical and industrial applications. RMD has technology practices in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics.

For more than 25 years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of March 31, 2012, RMD had a contract backlog of approximately 18 months.

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

Intellectual Property

During FY 2011, we were granted five new U.S. patents and have filed 25 new patent applications. Our current portfolio is 41 issued and 54 pending applications. We believe that intellectual property represents an important strategic advantage for us. As a result, we recently established a patent committee to help broaden the value of our intellectual property estate. The committee is strengthening the identification of intellectual property within the Company by implementing a broad based vetting process to specifically understand product definition, technical maturity, the value proposition, competition, and market size to ensure that we develop IP that maximizes the market value of our research. This is consistent with our strategy and will allow us to protect selected technologies that we believe have commercial potential – either through product offerings or licensing agreements.

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

We have continued investments in our pipeline of commercial product opportunities in homeland security and medical technology. Our Products & Technology businesses are helping to fund the commercial launch of our dual mode detector as well as evaluation, development and testing of certain assets within our biomedical technology portfolio.

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

Dynasil is also investing in organic product development in 2012. Guided by our product realization process, our product development team is undertaking simultaneous and extensive product line updates to improve features and functionality on our lead paint analyzer, medical probe and radiation imaging camera. In April, we announced the launch of our LPXpro Lead Paint Analyzer.

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

In order to accelerate the pace of this technology to market, and to establish manufacturing capacity, in July 2010 we acquired Hilger Crystals, a leading manufacturer of scintillation crystals based in Margate, Kent, U.K. During the 2011 fiscal year, our specialized furnaces began pilot production of our proprietary scintillation crystals. Additional furnaces have been fabricated and tested, installed and commissioned during the first half of Fiscal Year 2012.

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

•	Dosimeters: We are developing compact, low cost radiation badges (dosimeters) for potential military, industrial, medical and consumer applications. The project is being funded by the DOD’s Defense Threat Reduction Agency. We have partially completed shipments of 150 prototypes for field evaluation. The Company is researching the potential customer base and marketability of this potential product. According to Introductory Profile 2010 on dosimetryimaging.com, the total dosimeter market size is currently about $500 million.

•	Thin film digital X-rays: RMD is developing a family of thin film scintillators that – as a component – make possible digital X-ray detectors with higher image resolution and faster rates of image capture, all at a lower effective X-ray dose to the patient. Thicker variations of these films offer promise of lower-cost, higher-performance substitutes for use in CT, SPECT and PET imaging system detectors for medical, industrial and domestic security applications. An August 2011 report by Nanomarkets LC indicated that the area of thin film scintillators used is expected to grow from 72 million cm² in 2011 to 258 million cm² in 2018. According to the PET/SPECT Report dated November 10, 2010 from the firm Markets and Markets, the market for PET/SPECT imaging systems – of which our technology is a component — is expected to grow from $6.8 billion in 2010 to $10.3 billion in 2015.

•	Sensors for non-destructive testing: We are developing a product with an enhanced capability to detect cracks in high value components such as aircraft wings and jet engine turbine blades at a higher rate of speed. Unlike conventional probes that use hand wound coils, our advanced technology uses solid state sensors with high sensitivity to magnetic fields and low noise characteristics. When fully developed, this emerging technology could dramatically improve the ability and speed to inspect high value components. During the fourth quarter of 2011, we reached agreement to co-develop and evaluate the advanced technology on aircraft engine applications with an early adopter customer.

•	Biomedical technologies: In April 2011, we acquired the rights to six biomedical technologies from Dr. Daniel Ericson, a former hematologist at the Mayo Clinic, which jointly owns rights to certain of the technologies acquired. The six purchased technology rights include a method that could significantly extend the storage time for red blood cells as well as enhancing the quality of those cells, a tuberculosis test with the potential to provide a rapid (one hour) test, a high tensile strength tissue sealant developed for both topical and internal bleeding that could accelerate clot formation, and a set of technologies focused on point of care diagnostics for assessing hemophilia, blood coagulation and cardiovascular risk. The Dynasil Biomedical technology portfolio is being managed by and has become part of our Dynasil Products business unit which already has a presence and a proven track record in medical diagnostics. We will seek opportunities to license these technologies as well as obtain research grants with the Mayo Clinic to advance several of the development-stage technologies for various therapeutic applications.

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

Government funded services revenues from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees. Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts generally commensurate with billing amounts. Recognition of losses on projects is taken as soon as the loss is reasonably determinable. The Company has no current accrual provision for potential losses on existing research projects based on Management expectations as well as historical experience.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company’s primary reporting units tested for impairment are Radiation Monitoring Devices, which comprises our Contract Research segment, Dynasil Products (previously known as RMD Instruments), which is a component of our Products and Technology segment, and Hilger Crystals, also a component of our Products and Technology segment.

Step one of our impairment testing compares the carrying value of the reporting unit to its fair value. The carrying value represents the net book value of the net assets of the reporting unit or simply the equity of the reporting unit if the reporting unit is the entire entity. The Company estimates fair value using a discounted cash flow methodology which calculates fair value based on the present value of estimated future cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. Assumptions by management are necessary to evaluate the impact of operating and economic changes. The Company’s evaluation includes assumptions on future growth rates and cost of capital that are consistent with internal projections and operating plans. The use of different assumptions or estimates for future cash flows could produce different results. The Company regularly assesses the estimates based on the actual performance of our reporting units.

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment, if any, to be recognized. Step two requires the Company to estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill’s implied fair value. With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2011, step one of the testing determined the estimated fair values of Radiation Monitoring Devices and Hilger Crystals substantially exceeded their carrying values by more than 20%. The estimated fair value of the Dynasil Products (formerly known as RMD Instruments) reporting unit narrowly exceeded its carrying value. Therefore, the Company undertook a step two analysis by performing essentially a new purchase price allocation as of the date of the impairment test. Values were determined of both originally recognized assets and any new assets that may have been unrecognized at the time of the original transaction, but were developed between the acquisition date and the test date. The result was confirmation that the residual value of goodwill was higher than the carrying value. Accordingly, the Company concluded that no impairment had occurred.

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of Radiation Monitoring Devices, Inc. and purchased biomedical technologies within Dynasil Biomedical Corp. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the periods ended March 31, 2012 and 2011.

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

Stock-Based Compensation

We account for stock-based compensation using fair value. Compensation costs are recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense over the requisite service period based on the grant date estimated fair value of the grant, determined using the Black-Scholes option pricing model.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreement with Sovereign Bank, and our efforts to seek an amendment or waiver of the financial covenants under our loan agreement, seek an amendment of the put option exercised in February 2012 and/or seek additional outside financing, in each case as described under the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives and the put right exercised in February 2012, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Quarterly Report on Form 10-Q and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II – OTHER INFORMATION

ITEM 6 Exhibits

(a) Exhibits and index of Exhibits

10.1 Amendment No. 2 to Loan and Security Agreement, dated as of April 12, 2012 by and between Sovereign Bank, N.A., and Dynasil Corporation of America, filed as Exhibit 10.1 to Form 8-K filed on April 16, 2012, and incorporated herein by reference.

10.2 Dynasil Corporation of America Amended and Restated Employee Stock Purchase Plan filed as Appendix A to Definitive Proxy Statement, filed on January 11, 2012, and incorporated herein by reference.

31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated May 15, 2012 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2012.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the six months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Steven K. Ruggieri	DATED: May 15, 2012
Steven K. Ruggieri,
President and Chief Executive Officer

	/s/ Richard A. Johnson	DATED: May 15, 2012
Richard A. Johnson,
Chief Financial Officer

