Form 10-Q
period 2012-06-30
DYNASIL CORP OF AMERICA
filed 2012-08-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 8, 2012 there were 14,789,152 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,986,312	$4,479,840
Accounts receivable, net of allowance for doubtful accounts of $141,707 and $182,634 and sales returns allowance of $34,059 and $18,356 for June 30, 2012 and September 30, 2011, respectively.	7,643,129	5,837,139
Inventories, net of reserves	3,151,255	3,250,539
Costs in excess of billings	-0-	408,240
Deferred tax asset	1,225,446	1,119,800
Prepaid expenses and other current assets	1,151,428	771,564
Total current assets	16,157,570	15,867,122

Property, Plant and Equipment, net	5,020,442	4,860,328

Other Assets
Intangibles, net	5,885,922	6,374,329
Goodwill	13,287,807	13,330,182
Deferred financing costs, net	120,722	150,656
Total other assets	19,294,451	19,855,167

Total Assets	$40,472,463	$40,582,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,857,143	$1,859,728
Obligation to repurchase stock	1,857,546	-0-
Accounts payable	3,186,198	2,088,395
Accrued expenses and other liabilities	1,977,990	2,298,460
Contingent consideration	141,337	183,713
Total current liabilities	9,020,214	6,430,296

Long-term Liabilities
Long-term debt, net of current portion	7,555,446	8,985,442
Deferred tax liability	811,705	924,837
Total long-term liabilities	8,367,151	9,910,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	June 30,	September 30,
	2012	2011
	(unaudited)
Temporary Equity
Redeemable common stock, at redemption value of $2 per share; put option on 0 shares and 1,000,000 issued and outstanding at June 30, 2012 and September 30, 2011, respectively.	$0	$2,000,000

Stockholders' Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively, 10% cumulative, convertible.	-0-	-0-

Common stock, $0.0005 par value, 40,000,000 shares authorized, 15,628,868 and 15,393,053 shares issued, 14,818,708 and and 14,582,893 shares outstanding at June 30, 2012 and September 30, 2011, respectively.	7,815	7,696
Additional paid in capital	16,911,280	15,896,755
Accumulated other comprehensive income	268,428	297,566
Retained earnings	6,883,917	7,026,367
	24,071,440	23,228,384
Less 810,160 and 810,160 shares of treasury stock - at cost at June 30, 2012 and September 30, 2011, respectively	(986,342)	(986,342)
Total stockholders' equity	23,085,098	22,242,042

Total Liabilities and Stockholders' Equity	$40,472,463	$40,582,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue	$12,415,772	$12,153,175	$37,279,808	$35,896,030
Cost of revenue	7,259,466	7,012,611	21,733,906	21,136,257
Gross profit	5,156,306	5,140,564	15,545,902	14,759,773
Selling, general and administrative expenses	5,180,292	4,911,288	15,679,544	12,978,126
Income (loss) from operations	(23,986)	229,276	(133,642)	1,781,647
Interest expense, net	140,246	148,563	375,855	461,916
Income (loss) before income tax benefit	(164,232)	80,713	(509,497)	1,319,731
Income tax benefit	(116,102)	(946,165)	(367,047)	(478,342)
Net income (loss)	$(48,130)	$1,026,878	$(142,450)	$1,798,073

Net income (loss)	$(48,130)	$1,026,878	$(142,450)	$1,798,073
Other comprehensive income (loss):
Foreign currency translation	31,222	47,118	(29,138)	185,712
Total comprehensive income (loss)	$(16,908)	$1,073,996	$(171,588)	$1,983,785

Net income (loss)	$(48,130)	$1,026,878	$(142,450)	$1,798,073
Dividends on preferred stock	-0-	-0-	-0-	116,646
Net income (loss) attributable to common stockholders	(48,130)	1,026,878	(142,450)	1,681,427
Dividend add back due to preferred stock conversion	-0-	-0-	-0-	116,646
Net income (loss) for diluted income per common share	$(48,130)	$1,026,878	$(142,450)	$1,798,073

Basic net income (loss) per common share	$(0.00)	$0.07	$(0.01)	$0.12
Diluted net income (loss) per common share	$(0.00)	$0.07	$(0.01)	$0.12

Weighted average shares outstanding
Basic	14,275,293	15,394,811	14,878,360	14,448,875
Diluted	14,275,293	15,748,591	14,878,360	14,802,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
					Additional	Other				Total
	Preferred	Preferred	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance, September 30, 2011	-0-	$0	15,393,053	$7,696	$15,896,755	$297,566	$7,026,367	(810,160)	$(986,342)	$22,242,042
Issuance of shares of common stock under employee stock purchase plan	-0-	-0-	38,235	19	50,585	-0-	-0-	-0-	-0-	50,604

Stock-based compensation costs	-0-	-0-	85,148	43	821,543	-0-	-0-	-0-	-0-	821,586
Exercise of options by director to purchase common stock	-0-	-0-	41,205	21	(21)	-0-	-0-	-0-	-0-	(0)

Expiration of put shares	-0-	-0-	71,227	36	142,418	-0-	-0-	-0-	-0-	142,454

Foreign currency translation adjustment	-0-	-0-	-0-	-0-	-0-	(29,138)	-0-	-0-	-0-	(29,138)

Net loss	-0-	-0-	-0-	-0-	-0-	-0-	(142,450)	-0-	-0-	(142,450)
Balance, June 30, 2012	-0-	$-	15,628,868	$7,815	$16,911,280	$268,428	$6,883,917	(810,160)	$(986,342)	$23,085,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(142,450)	$1,798,073
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	821,586	497,055
Foreign exchange loss	1,621	-0-
Contingent consideration adjustment	(18,395)	-0-
Depreciation and amortization	1,085,691	990,743
Noncash interest expense	29,934	29,934
Provision for doubtful accounts and sales returns	52,358	9,976
Inventory reserves	59,353	-0-
Deferred income taxes	(218,778)	(500,704)
(Increase) decrease in:
Accounts receivable, net	(1,858,509)	537,891
Inventories	37,312	22,459
Costs in excess of billings	408,240	135,157
Prepaid expenses and other current assets	(355,323)	(67,338)
Increase (decrease) in:
Accounts payable	1,072,689	151,238
Accrued expenses and other liabilities	(344,271)	(384,455)
Net cash provided by operating activities	631,058	3,220,029

Cash flows from investing activities:
Purchases of property, plant and equipment	(764,028)	(1,294,343)
Acquisition of Biomedical Technologies	-0-	(300,000)
Net cash used in investing activities	(764,028)	(1,594,343)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,604	123,489
Repayment of long-term debt	(1,432,581)	(1,395,105)
Preferred stock dividends paid	-0-	(79,770)
Net cash used in financing activities	(1,381,977)	(1,351,386)

Effect of exchange rates on cash and cash equivalents	21,419	258,131

Net change in cash and cash equivalents	(1,493,528)	532,431

Cash and cash equivalents, beginning	4,479,840	4,111,966
Cash and cash equivalents, ending	$2,986,312	$4,644,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Liquidity

The accompanying consolidated balance sheet as of June 30, 2012, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2012 and 2011, changes in stockholders’ equity for the nine months ended June 30, 2012 and cash flows for the nine months ended June 30, 2012 and 2011 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

As disclosed in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012, the Company had experienced an increase in accounts receivable due to delayed collections and a decrease in borrowing capacity due to high selling, general and administrative (“SG&A”) expenses for commercialization and research and development (“R&D”) activities for product improvements. This, added with an obligation to repurchase stock from a former owner of RMD Investments, LLC (see Note 11 for additional information) caused the Company to believe that it would not satisfy its financial covenants under the Sovereign Bank Loan Agreement as of June 30, 2012. Accordingly, the Company had reclassified the $8,028,688 of debt to Sovereign Bank as a short-term liability.

The Company has completed certain transactions to improve its liquidity position. First, on June 7, 2012 the Company satisfied the obligation to repurchase stock by issuing three separate promissory notes in the aggregate principal amount of $1,857,546. This preserved cash and removed uncertainty regarding the ability to satisfy the obligation. The three year promissory notes were issued with a 10% interest rate.

Second, on June 29, 2012, the Company entered into a letter agreement (the “Waiver Letter”) as well as Amendment No. 3 to the Original Loan Agreement with Sovereign Bank, N.A. (“Sovereign” or “Sovereign Bank”). Under the Waiver Letter, the Lender agreed to waive non-compliance by the Company with certain financial covenants under the Original Loan Agreement as of June 30, 2012, subject to the Company’s compliance with the terms of the Amendment, which includes, among other things, the requirement of the Company to raise, on or before September 30, 2012, at least $2,000,000 in gross proceeds from the sale of its capital stock and/or the incurrence of new indebtedness which is subordinated to the indebtedness in favor of Sovereign and repaying the obligation to repurchase stock by September 30, 2012. The Amendment also made certain other changes to the Original Loan Agreement, including certain financial covenants to be maintained commencing on September 30, 2012, limitations on capital expenditures and the termination of the Company’s acquisition line of credit. The Amendment did not change the interest rates on outstanding indebtedness under the Original Loan Agreement.

Third, on July 31, 2012, the Company entered into a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”) in the amount of $3,000,000. The note with MCRC has a five year term with an interest rate of 10% per annum with interest-only payments to be made for the first three years. The MCRC note is subordinated to the existing debt of Sovereign. The $3,000,000 proceeds from the MCRC note were used on August 1, 2012 to pay off the $1,857,546 in promissory notes which arose from the obligation to repurchase stock from a former owner of RMD Instruments, LLC. The remaining $1.1 million will be used for working capital purposes.

Fourth, Days Sales Outstanding (“DSO”) improved by 3.5 days during the three months ended June 30, 2012 to 57.0 days compared with March 31, 2012 and selling, general and administrative costs (“SG&A”) declined by $350,951 from March 31, 2012 to June 30, 2012 improving operating results and borrowing capacity.

As a result of the actions, the Company expects to be in compliance with its various debt financial covenants and has classified $7,555,446 of debt to Sovereign as a long-term liability. This reclassified amount is debt to Sovereign in excess of amounts required to be repaid in the next twelve months.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2012, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

Inventories, net of reserves, consisted of the following:

	June 30,	September 30,
	2012	2011
Raw Materials	$1,991,047	$2,149,401
Work-in-Process	550,366	757,709
Finished Goods	609,842	343,429
	$3,151,255	$3,250,539

Note 3 – Costs in Excess of Billings

Costs in excess of billings relates to research and development contracts and consists of actual costs incurred plus fees in excess of billings at provisional contract rates.

Note 4 – Intangible Assets

Intangible assets at June 30, 2012 and September 30, 2011 consist of the following:

	Useful	Gross	Accumulated
June 30, 2012	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,063,962	$1,969,107
Know How	15	513,217	136,533
Trade Names	15	219,000	59,617
Backlog	4	182,000	182,000
Biomedical Technologies	5	300,000	45,000
		$8,278,179	$2,392,257

	Useful	Gross	Accumulated
September 30, 2011	Life (years)	Amount	Amortization
Acquired Customer Base	5-15	$7,063,962	$1,617,550
Know How	15	513,217	112,150
Trade Names	15	219,000	47,450
Backlog	4	182,000	126,700
Biomedical Technologies	5	300,000	-0-
		$8,278,179	$1,903,850

Amortization expense for the three months ended June 30, 2012 and 2011 was $162,802 and $149,205 respectively. Amortization expense for the nine months ended June 30, 2012 and 2011 was $488,407 and $447,615, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2012 (3 Months)	2013	2014	2015	2016	Thereafter	Total
Acquired Customer Base	$117,027	$463,134	$463,134	$463,134	$463,134	$3,125,291	$5,094,855
Know How	18,433	73,733	73,733	73,733	73,733	63,319	376,684
Trade Names	3,650	14,600	14,600	14,600	14,600	97,333	159,383
Backlog	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Biomedical Technologies	15,000	60,000	60,000	60,000	60,000	-0-	255,000
	$154,110	$611,467	$611,467	$611,467	$611,467	$3,285,943	$5,885,922

Note 5 – Goodwill

Goodwill is subject to an annual impairment test. We consider many factors which may indicate the requirement to perform additional, interim impairment tests. These include:

•	A significant adverse long term outlook for any of our industries;
•	An adverse finding or rejection from a regulatory body involved in new product regulatory approvals;
•	Failure of an anticipated commercialization product line;
•	Unanticipated competition or a disruptive technology introduction;
•	The testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 of a significant asset group within a reporting unit;
•	A loss of key personnel; and
•	An expectation that a reporting unit carrying goodwill, or a significant portion of a reporting unit, will be sold or otherwise disposed of.

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the nine months ended June 30, 2012.

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

For purposes of computing diluted earnings per share, 353,780 common share equivalents related to stock options were assumed to be outstanding for the three and nine months ended June 30, 2011. For the three and nine months ended June 30, 2012, the Company excluded no shares of potential common stock related to stock options from the calculation of dilutive shares since there was a loss from continuing operations and the inclusion of potential shares would be anti-dilutive. In addition, as of June 30, 2012 and 2011, common stock options for 1,059,584 and 1,104,406 shares, respectively, with exercise prices above current quarterly average market price per share have been excluded from the calculation of earnings per share since their effect is anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30 is as follows:

	Three Months Ended
	June 30,
	2012	2011
Weighted average shares outstanding
Common stock	14,275,293	15,394,811
Effect of dilutive securities Stock Options	-0-	353,780
Dilutive Average Shares Outstanding	14,275,293	15,748,591

The computation of the weighted shares outstanding for the nine months ended June 30 is as follows:

	Nine Months Ended
	June 30,
	2012	2011
Weighted average shares outstanding
Common stock	14,878,360	14,448,875
Effect of dilutive securities Stock Options	-0-	353,780
Dilutive Average Shares Outstanding	14,878,360	14,802,655

Note 7 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for grants during the nine months ended June 30, 2012 and 2011 used in the Black-Scholes option pricing model were as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
Expected term in years	5 years	3 years
Risk-free interest rate	2.64%	3.95%
Expected volatility	93.62%	85.21%
Expected dividend yield	0.00%	0.00%

The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. This estimate was increased form three to five years in 2012. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The dividend yield is expected to be 0.00% because historically the Company has not paid dividends on common stock.

During the three months ended June 30, 2012, no stock options were granted or exercised. During the three months ended June 30, 2012, 121,980 options were cancelled or expired with a weighted average exercise price of $1.76.

During the three months ended June 30, 2012 and 2011, 6,666 and 25,000 shares of restricted stock vested with the value of $26,131 and $100,500, respectively. During the nine months ended June 30, 2012 and 2011, 44,666 and 25,000 shares of restricted stock vested with the value of $178,636 and $100,500, respectively.

Stock Compensation Expense for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	June 30, 2012	June 30, 2011
Stock Grants	43,000	-0-
Restricted Stock Grants	159,552	100,500
Option Grants	37,206	21,948
Employee Stock Purchase Plan	3,300	-0-
Total	$243,058	$122,448

During the nine months ended June 30, 2012, 43,960 stock options were granted at an exercise price of $3.03 per share. These options were granted as Directors’ Compensation for the twelve months ending January 31, 2013, were fully exercisable when granted and expire five years from the grant date. During the nine months ended June 30, 2012, 138,373 options were exercised at an exercise price of $1.58 per share in a cashless exercise, resulting in 41,205 common shares issued. During the nine months ended June 30, 2012, 151,980 stock options were cancelled with an weighted average exercise price of $2.83.

Stock Compensation Expense for the nine months ended June 30, 2012 and 2011 is as follows:

	Nine Months Ended	Nine Months Ended
Stock Compensation Expense	June 30, 2012	June 30, 2011
Stock Grants	152,041	189,892
Restricted Stock Grants	465,303	108,125
Option Grants	168,675	199,038
Employee Stock Purchase Plan	35,568	-0-
Total	$821,586	$497,055

At June 30, 2012, there was $1,252,861 in unrecognized stock compensation expense based on unvested options and unvested restricted stock. At June 30, 2011, there was $1,725,677 in unrecognized stock compensation expense based on unvested options and unvested restricted stock.

A summary of restricted stock activity for the nine months ended June 30, 2012 and 2011 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2012	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2011	403,000	$4.02

Granted	-0-	-0-
Vested	44,666	$4.00
Cancelled	-0-	-0-
Nonvested at June 30, 2012	358,334	$4.02

Restricted Stock Activity for the Nine Months ended June 30, 2011	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2010	7,500	$3.75

Granted	423,000	$4.02
Vested	27,500	$4.00
Cancelled	-0-	-0-
Nonvested at June 30, 2012	403,000	$4.02

Note 8 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of two segments: products and technology (“Products and Technology”) and contract research (“Contract Research”). Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Products and Technology segment manufactures optical materials, components, coatings and specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors. The Company’s most recent new business venture, Dynasil Biomedical Corp. (“Dynasil Biomedical”) is reported within this segment. It has been determined that this new business venture will primarily pursue product commercialization of technologies and technology licensing opportunities, though there can be no assurances that any of these opportunities will become successfully commercialized. Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research.

The Company’s segment information for the three months ended June 30, 2012 and 2011 is summarized below:

	Three Months Ended
	June 30,
Segment	2012	2011
Contract Research
Revenue	$6,552,211	$6,273,104
Income from Operations	(28,435)	134,132
Income as a percent of revenue	-0.4%	2.1%
Products and Technology
Revenue	$5,863,561	$5,880,071
Income (loss) from Operations	4,449	95,144
Income (loss) as a percent of revenue	0.1%	1.6%
Total
Revenue	$12,415,772	$12,153,175
Income (loss) from Operations	(23,986)	229,276
Income (loss) as a percent of revenue	-0.2%	1.9%

The Company’s segment information for the nine months ended June 30, 2012 and 2011 is summarized below:

	Nine Months Ended
	June 30,
Segment	2012	2011
Contract Research
Revenue	$19,716,645	$18,729,027
Income from Operations	418,949	561,240
Income as a percent of revenue	2.1%	3.0%
Products and Technology
Revenue	$17,563,163	$17,167,003
Income (loss) from Operations	(552,591)	1,220,407
Income (loss) as a percent of revenue	-3.1%	7.1%
Total
Revenue	$37,279,808	$35,896,030
Income (loss) from Operations	(133,642)	$1,781,647
Income (loss) as a percent of revenue	-0.4%	5.0%

Customer Financial Information

For the three and nine months ended June 30, 2012 and 2011, the top three customers for the Contract Research segment were various agencies of the U.S. Government. For the three months ended June 30, 2012 and 2011, these customers made up 56% and 78%, respectively, of Contract Research revenue. For the nine months ended June 30, 2012 and 2011, these customers made up 70% and 80%, respectively, of Contract Research revenue.

For the Products and Technology segment, there was no customer whose revenue represented more than 10% of the total segment revenue for the three months or the nine months ended June 30, 2012 and 2011.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	10,464,672	84.3%	$10,022,392	82.5%
Europe	981,147	7.9%	1,288,494	10.6%
Other	969,954	7.8%	842,289	6.9%
	$12,415,772	100.0%	$12,153,175	100.0%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2012 and 2011 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2011
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	30,947,319	83.0%	$29,580,144	82.4%
Europe	3,476,479	9.3%	3,917,052	10.9%
Other	2,856,011	7.7%	2,398,834	6.7%
	$37,279,808	100.0%	$35,896,030	100.0%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied these provisions to all tax positions for which the statute of limitations remained open. There was no impact on the Company’s unaudited consolidated financial position, results of operations, or cash flows as of June 30, 2012 and 2011. As of June 30, 2012 and 2011, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest and income tax expense. The Company currently has no federal or state tax examinations in progress.

The Company has Research and Experimentation tax credits available at both the state and local levels designed to encourage and reward companies for efforts in the areas of research and experimentation. As of June 30, 2012, the Company has federal and state tax credit carryovers totaling approximately $1,300,000, expiring through 2031. The Company’s income tax provision includes a tax benefit of an estimated $178,000 and $331,000 for Research and Experimentation credits attributable to the three and nine months ended June 30, 2012, respectively.

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

Note 11 – Obligation to Repurchase Stock

As previously disclosed, on February 27, 2012, Dr. Gerald Entine, a former owner of RMD Instruments, LLC and RMD Instruments Corp. (collectively, "RMD"), exercised a put right to require the repurchase of a total of 928,773 shares of Company common stock held by certain entities affiliated with Dr. Entine (collectively, “Entine”) for an aggregate purchase price of $1,857,546, payable on the ninetieth business day with cash or by issuing three-year promissory notes from the date of the notice of the exercise of the put. This put right originated from the Company's acquisition of RMD in July 2008 and is set forth in the Asset Purchase Agreement dated July 1, 2008 by and among the Company, RMD Instruments Corp., RMD Instruments, LLC and Gerald Entine 1988 Family Trust and the other parties named therein (the "Put Right").

On June 7, 2012, the Company issued the Entine entities three separate promissory notes (the “Entine Promissory Notes”) for $1,857,546 which satisfied the put obligation. The Entine Promissory Notes had a three-year term with an interest rate of 10% per annum.

There were an additional 71,227 shares of common stock outstanding that were subject to the Put Right. The notice period for these shares expired on April 2, 2012 and the amount of $142,454 previously recorded as temporary equity associated with these shares was reclassified to equity.

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

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using Level 2 inputs.  At June 30, 2012 and September 30, 2011, the carrying value of long-term debt approximates fair value because the underlying instruments are primarily at current market rates.

Note 13 – Debt

On June 7, 2012, the Company issued the Entine entities three separate promissory notes (the “Entine Promissory Notes”) for $1,857,546 which satisfied the put obligation. The Entine Promissory Notes had a three-year term with an interest rate of 10% per annum. On August 1, 2012, the Company used the proceeds from the Note Purchase Agreement with MCRC (see below) to repay the Entine Promissory Notes in full.

On June 29, 2012, the Company entered into Amendment No. 3 to the Original Loan Agreement with Sovereign Bank. Under the Amendment, the Company agreed with Sovereign that the Company would raise, on or before September 30, 2012, at least $2,000,000 in gross proceeds from the sale of its capital stock and/or the incurrence of new indebtedness which is subordinated to the indebtedness in favor of Sovereign, on terms and conditions acceptable to Sovereign in its sole discretion (the “Required Capital Raise”). The Amendment also required the proceeds of the Required Capital Raise be first used to repay all amounts outstanding under the Entine Promissory Notes by September 30, 2012. The Company will use the remaining proceeds for general working capital needs. Therefore, the full amount of the Entine Promissory Notes is classified as a short-term liability.

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with MCRC. Pursuant to the terms of the Agreement, the Company issued and sold to the Purchaser a $3,000,000 subordinated note (the “Subordinated Note”) for a purchase price of $3,000,000.

The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default, as described below. The Subordinated Note bears interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment to be due and payable on August 31, 2012. Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company will redeem, without premium, $130,434 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

The Company has used a portion of the proceeds from the sale of the Subordinated Note to repay the Entine Promissory Notes in the aggregate principal amount of $1,857,546 and has agreed to use the balance of the proceeds for working capital.

Note 14 – Separation Costs

On June 27, 2012, the Company’s Chief Executive Officer and President resigned, effective July 6, 2012. As a result, $91,180 in separation costs were recorded in the three and nine months ended June 30, 2012.

Note 15 – Subsequent Events

On July 31, 2012, the Company received $3 million in subordinated financing as part of a Note Purchase Agreement signed with Massachusetts Capital Resource Company (MCRC). See the Liquidity Section of Item 2: Management’s Discussion and Analysis for further details.

On August 1, 2012, the Company satisfied three promissory notes, each dated as of June 7, 2012, issued by the Company in favor of certain entities affiliated with Dr. Gerald Entine (together, “Entine”) in the aggregate principal amount of $1,857,546. The Company incurred the Entine indebtedness in satisfaction of its obligation to repurchase certain shares of Dynasil common stock from Entine pursuant to a put right exercised by Dr. Entine on February 12, 2012. The Entine Promissory Notes were satisfied on August 1, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2011.

General Business Overview

Revenue for the third quarter of fiscal year 2012, which ended June 30, 2012, was $12.4 million, an increase of 2.2% compared with revenue of $12.2 million for the quarter ended June 30, 2011. Loss from Operations for the quarter was ($23,986) compared with Income from Operations of $229,276 for the quarter ended June 30, 2011. Loss before Taxes for the quarter was ($164,232) compared with Income before Taxes of $80,713 for the quarter ended June 30, 2011.  Net Loss was ($48,130) or $0.00 per share for the quarter ended June 30, 2012, compared with Net Income of $1,026,878, or $0.07 per share, for the quarter ended June 30, 2011. Selling, general and administrative (SG&A) costs increased $2,701,418 from the nine month period ended June 30, 2011. These increased costs were virtually all within the Products and Technology segment. However, SG&A costs declined by $349,350 for the quarter ended June 30, 2012 as compared to the previous quarter ended March 31, 2012. We continue to invest in efforts to support our growth initiatives with organic development of specific product lines within Dynasil Products (previously referred to as RMD Instruments), our dual mode detector commercialization effort and development of Dynasil Biomedical Corp (“Dynasil Biomedical”) technologies, all within our Products and Technology segment. These investments include technology development activities, capital equipment depreciation, development of intellectual property, and staff additions in support of organic products, dual mode detector technology and our longer term product/technology pipeline which includes our biomedical portfolio.

The dual mode detector technology is producing revenue while still under development. The timing of this development has not proceeded along the track that was originally expected; however, we are delivering limited quantities of commercial grade crystals now and are working to improve the size and quality of this product. Commercialization of technology from our extensive research and development portfolio and strategic acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors. At the current time, the Company is actively exploring commercialization opportunities in thin film digital x-rays, sensors for nondestructive testing and radiation dosimeters based on technologies developed at Radiation Monitoring Devices, Inc. (“RMD”). We are also developing three specific technologies within Dynasil Biomedical with the goal to monetize the most promising opportunities. Provisional patents have been filed for certain technologies. We recently entered into a technology collaboration agreement with Mayo Clinic, a not-for-profit worldwide leader in medical care, research and education for people from all walks of life. The first project under the collaborative agreement will focus on the development of a therapeutic hypothermia core cooling technology designed to protect the brain during cardiac arrest and traumatic brain injury. Separately, Dynasil and Mayo Clinic are working together on a blood storage technology designed to extend the shelf life of blood products. Dynasil is in preparation of separate business and financing plans for two of our biomedical technologies. Our intention is that, over the next six to twelve months, at least one of these will be spun out into an independent entity in which Dynasil will retain a substantial interest. This will accomplish both the elimination of some of the G&A support for these technologies as well as enable us to bring expertise to help us advance these technologies. It is too early in the process to tell if these will be commercial or investment successes; therefore, no determination has been made as to the Company’s entry into these market segments.

Results of Operations

	Results of Operations for the Three Months Ended June 30,
	2012			2011
	Contract Research	Products & Technology	Total	Contract Research	Products & Technology	Total
Revenue	6,552,211	5,863,561	12,415,772	6,273,104	5,880,071	12,153,175
Gross Profit	2,377,608	2,778,698	5,156,306	2,797,767	2,342,797	5,140,564
SG&A	2,406,042	2,774,250	5,180,292	2,663,635	2,247,653	4,911,288
Operating Income (Loss)	(28,435)	4,449	(23,986)	134,132	95,144	229,276
GM %	36%	47%		45%	40%

Revenue for the three months ended June 30, 2012 was $12,415,772, a 2.2% increase from $12,153,175 for the three months ended June 30, 2011. Revenue from our Contract Research segment (“Contract Research”) increased by 4.4%. Revenue from our Products and Technology segment (“Products and Technology”) decreased 0.3%. The Contract Research segment revenue growth was significant in light of current pressures on government research funding. The research backlog remains consistent at nearly 18 months. The Products and Technology segment revenue was essentially unchanged.

Gross Profit for the three months ended June 30, 2012 was $5,156,306, or 41.5% of sales, a 0.3% increase from $5,140,564, or 42.3% of sales, for the three months ended June 30, 2011. Gross profit as a percent of sales declined for the Contract Research segment to 36.3% at June 30, 2012 from 44.6% at June 30, 2011, as a result of higher direct costs associated with subcontractors and material costs necessary to perform on contracts. Gross profit for the Products and Technology segment improved to 47.4% as a percent of sales at June 30, 2012 from 39.8% as a percent of sales for the quarter ended June 30, 2011 as a result of favorable sales mix.

Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2012 were $5,180,292, or 41.7% of sales. This was an increase from SG&A expenses of $4,911,288, or 40.4% of sales, for the three months ended June 30, 2011. Included in the three months ended June 30, 2012, was approximately $91,000 associated with the separation of our former President and CEO. The Contract Research segment had a 9.7% decline in SG&A expenses of $257,593, partially offsetting the decline in gross margin. The Products & Technology SG&A grew to 47.3% of sales for the three months ended June 30, 2012 compared to 38.2% for the three months ended June 30, 2011. Included in these costs is Dynasil Products’ initiative to revitalize all product lines with the goal of gaining market share through new product launches. Dynasil Products spent approximately $362,500 on research and development efforts in the three months ended June 30, 2012 for new product development and approximately $176,500 on sales and marketing efforts. There were costs of approximately $116,500 associated with the continuing development of the dual mode technology. Finally, there was approximately $236,100 in SG&A expenses during the three months ended June 30, 2012 for continuing development of the Dynasil Biomedical technologies that were acquired in April 2011.

Loss from Operations for the three months ended June 30, 2012 was ($23,986), a decrease of $253,262 from the prior year comparable period. As a percent of sales, the current period was (0.2%) compared with 1.9% in 2011. The Contract Research segment had lower gross margin, partially offset by lower SG&A costs resulting in Loss from Operations of 0.4% of sales for the three months ended June 30, 2012 compared to 2.1% of sales for the period ended June 30, 2011. The Products and Technology segment had Income from Operations of $4,449 or 0.1% of sales for the three months ended June 30, 2012, compared with Income from Operations of $95,144 or 1.6% of sales for the three months ended June 30, 2011.

Net interest expense for the three months ended June 30, 2012 was $140,246, compared with $148,563 for the three months ended June 30, 2011. Interest-bearing debt outstanding at June 30, 2012 was $11,270,135, slightly lower than the outstanding $11,309,008 at June 30, 2011. Debt at June 30, 2012 includes $1,857,564 of promissory notes associated with the obligation to repurchase stock. The addition of the promissory notes offsets the reduction in bank debt of $1,896,419 from June 30, 2011 to June 30, 2012. The promissory notes had an interest rate of 10% per annum.

The Company recognized a net tax benefit of $116,102, net of accrued interest and penalties of approximately $94,000 for the three months ended June 30, 2012 in recognition of federal and state tax losses and current period Research and Experimentation tax credits. The net tax benefit of $946,165 recorded for the next three months ended June 30, 2011 included approximately $1.0 million in Research and Experimentation tax credits.

Net Loss for the three months ended June 30, 2012 was ($48,130), or $0.00 in basic earnings per share, compared with Net Income of $1,026,878, or $0.07 in basic earnings per share, for the quarter ended June 30, 2011. The net tax benefit included approximately $178,000 in U.K. Research and Development tax credits partially offset by approximately $94,000 in estimated interest and penalties related to amended tax returns filed for 2008, 2009 and 2010.

Results of Operations – Year to Date

	Results of Operations for the Nine Months Ended June 30,
	2012			2011
	Contract Research	Products & Technology	Total	Contract Research	Products & Technology	Total
Revenue	$19,716,645	$17,563,163	$37,279,808	$18,729,027	$17,167,003	$35,896,030
Gross Profit	$7,434,062	$8,111,840	$15,545,902	$7,621,912	$7,137,861	$14,759,773
SG&A	$7,015,114	$8,664,430	$15,679,544	$7,060,672	$5,917,454	$12,978,126
Operating Income (Loss)	$418,949	$(552,591)	$(133,642)	$561,240	$1,220,407	$1,781,647
GM %	38%	46%		41%	42%

Revenue for the nine months ended June 30, 2012 was $37,279,808, a 3.9% increase from $35,896,030 for the nine months ended June 30, 2011. Revenue from our Contract Research segment increased by 5.3% with continued high interest in our research capabilities from our largest governmental agency customers. Our Products and Technology segment had a revenue increase of 2.3%.

Gross Profit for the nine months ended June 30, 2012 was $15,545,902, or 41.7% of sales, a 5.3% increase from $14,759,773, or 41.1% of sales, for the nine months ended June 30, 2011.

SG&A expenses for the nine months ended June 30, 2012 were $15,679,544, or 42.1% of sales. This was an increase from SG&A expenses of $12,978,126, or 36.2% of sales, for the nine months ended June 30, 2011. Included in SG&A for the period, was $819,526 in stock compensation compared with $497,055 for the nine months ended June 30, 2011, and approximately $91,000 associated with the separation of our former President and CEO. The Contract Research segment had a 0.6% decrease in SG&A. The Products & Technology SG&A grew to 49.3% of sales for the nine months ended June 30, 2012 compared to 34.5% for the nine months ended June 30, 2011. Included in these costs is Dynasil Products’ initiative to revitalize all product lines with the goal of gaining market share through new product launches. Dynasil Products spent $1,075,000 on research and development efforts and $419,000 on sales and marketing in the nine months ended June 30, 2012. Finally, included in SG&A expenses during the nine months ended June 30, 2012 was $671,800 for continuing development of the Dynasil Biomedical technologies purchased in April 2011.

Loss from Operations for the nine months ended June 30, 2012 was ($133,642), a decrease of $1,915,289 from the prior year comparable period. As a percent of sales, the Loss from Operations for the nine months ending June 30, 2012 was (0.4%) compared with Operating Income of 5.0% in 2011. The Contract Research segment had Income from Operations of 2.1% of sales for the nine months ended June 30, 2012, compared with the period ended June 30, 2011, which was 3.0% of sales. The Products and Technology segment had Loss from Operations of ($552,591) or (3.1%) of sales for the nine months ended June 30, 2012, compared with Income from Operations of $1,220,407 or 7.1% of sales for the nine months ended June 30, 2011. The change was primarily caused by higher SG&A costs for revitalization of our product lines and commercialization of new technologies.

Net interest expense for the nine months ended June 30, 2012 was $375,855 compared with $461,916 for the nine months ended June 30, 2011, primarily due to the continued reduction in debt during the year partially offset by the interest expense associated with the promissory notes created on June 7, 2012.

The Company recognized a tax benefit of $367,047 for the nine months ended June 30, 2012 in recognition of federal and state tax losses and current period Research and Experimentation tax credits.

Net Loss for the nine months ended June 30, 2012 was ($142,450) or ($0.01) in basic earnings per share, compared with Net Income of $1,798,073, or $0.12 in basic earnings per share, for the nine months ended June 30, 2011.

Liquidity and Capital Resources

Cash decreased by $1,493,528 for the nine months ended June 30, 2012 to $2,986,312. There were non-cash expenses including stock compensation expense of $821,586 and depreciation and amortization of $1,085,691. These items totaled $1,907,277. There was an increase in accounts receivable of $1,780,946 during the nine months ended June 30, 2012. However, accounts receivable declined during the quarter ended June 30, 2012 by $632,750 and Days Sales Outstanding (DSO) improved to 57.0 days from 60.5 days at March 31, 2012. The Contract Research segment had DSO of 55.4 days at June 30, 2012 compared with 54.6 days at March 31, 2012. Although we are still experiencing delays in some of the required submissions of our technical reports, resulting in delayed payments, our process has improved and collection improvement is expected. In addition, certain governmental agencies have adopted practices requiring more stringent paperwork in order for payment to be made. Once the processes are streamlined with the governmental agencies, there should be no further delays in receipt of payments. We believe that these paperwork submission difficulties are temporary and due in part to management transitions at RMD occurring earlier in the year. We do not believe that these procedural matters will ultimately affect the collectability of these receivables and accordingly, we have not made any increase in allowance for doubtful accounts for these receivables. The Products and Technology segment had DSO of 59.2 days at June 30, 2012 compared with 68.5 days at March 31, 2012. Despite the improvement, collections have generally been slower in this segment. Inventories increased a modest $37,312 and inventory turns were unchanged from 4.0 turns at September 30, 2011. Inventory reserves were increased by $59,353. The net increase in accounts payable and accrued expenses provided $728,418 in cash from operating activities. There has been greater emphasis on aligning payment practices with collection activities.

Cash Provided by Operating Activities

In total, including the increased accounts receivable and the source from accounts payable and accrued expenses, operating activities provided cash of $631,059 for the nine months ended June 30, 2012.

Cash Used in Investing and Financing Activities

Cash used for the purchase of property, plant and equipment for the nine months ended June 30, 2012 was $764,028. Payments of long term debt for the nine months ended June 30, 2012 were $1,432,581 primarily as part of regularly schedule payments to Sovereign Bank, N.A. (“Sovereign” or the “Lender”) under the five year Term Debt and Acquisition Line of Credit. Net cash used in financing activities was $1,379,917 for the nine months ended June 30, 2012.

Expenses and Operating Income

The Company has heavily invested in strategic initiatives for the future. These expenses have primarily been recognized in SG&A expenses and have reduced operating income. These expenses include organic product development within Dynasil Products, increased spending on intellectual property creation, staff additions in support of organic products, continued costs to commercialize the dual mode detector technology and spending to support our longer term product/technology pipeline which includes our biomedical portfolio. These expenses, without corresponding revenue, have reduced operating income, cash flow and the Company’s borrowing capacity. SG&A expenses associated with Dynasil Product’s activities for the nine months ended June 30, 2012 was $1,075,000 in research & development and an additional $419,000 for the nine months ended June 30, 2012 in sales & marketing efforts. There was $671,800 spent in the nine months ended June 30, 2012 for continuing development of the Dynasil Biomedical technologies purchased in April, 2011. In total, however, SG&A declined in the quarter ended June 30, 2012 from the prior quarter ended March 31, 2012.

Sovereign Bank Loan Agreement

Due in part to the factors described above, on June 29, 2012, the Company entered into a letter agreement (the “Waiver Letter”) with Sovereign as well as Amendment No. 3 (the “Amendment”) to the Loan and Security Agreement, dated July 7, 2010, as amended on April 1, 2011 and April 12, 2012 (the “Original Loan Agreement”). Under the Waiver Letter, the Lender agreed to waive non-compliance by the Company with certain financial covenants under the Original Loan Agreement as of June 30, 2012, subject to the Company’s compliance with the terms of the Amendment, including the requirement that the Company would raise, on or before September 30, 2012, at least $2,000,000 in gross proceeds from the sale of its capital stock and/or the incurrence of new indebtedness which is subordinated to the indebtedness in favor of the Lender, on terms and conditions acceptable to the Lender in its sole discretion (the “Required Capital Raise”) and applying the proceeds as described below, all of which the Company has successfully completed.

The Amendment also made certain other changes to the Original Loan Agreement, including certain financial covenants, limitations on capital expenditures and the termination of the Company’s acquisition line of credit, in each case as described in more detail below. The Amendment did not change the interest rates on outstanding indebtedness under the Original Loan Agreement.

The terms of the Amendment are described below:

•	The Required Capital Raise on or before September 30, 2012

Under the Amendment, the Company agreed with the Lender that the Company would raise, on or before September 30, 2012, at least $2,000,000 in gross proceeds from the sale of its capital stock and/or the incurrence of new indebtedness which is subordinated to the indebtedness in favor of the Lender, on terms and conditions acceptable to the Lender in its sole discretion. As disclosed in the Company’s Form 8-K filed on June 8, 2012, the Company has incurred indebtedness in favor of certain entities affiliated with Dr. Gerald Entine (together, “Entine”) in the aggregate principal amount of $1,857,546 (the “Entine Indebtedness”). The Company incurred the Entine Indebtedness in satisfaction of its obligation to repurchase certain shares of Dynasil common stock from Entine pursuant to a put right exercised by Entine on February 12, 2012. The proceeds of the Required Capital Raise must first be used to repay all amounts outstanding under the Entine Indebtedness by September 30, 2012, and thereafter for general working capital needs. The Required Capital Raise has been completed as of July 31, 2012 pursuant to the Note Purchase Agreement (“the Agreement”) with Massachusetts Capital Resource Company (“MCRC”) described below. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3,000,000 subordinated note (the “Subordinated Note”) for proceeds of $3,000,000.

•	Amendment to Leverage Ratio Covenants

For the Consolidated Maximum Leverage Ratio (Consolidated Total Funded Debt to Consolidated EBITDA, as defined in the Amendment), the Amendment (i) revised the required ratio for September 30, 2012 from 3.25x to 4.5x; (ii) revised the required ratio for December 31, 2012 from 3.0x to 4.5x; and (iii) revised the required ratio for March 31, 2013 and for each rolling four quarters thereafter from 3.0x to 4.0x.

The Amendment also includes a new Consolidated Maximum Adjusted Leverage Ratio covenant, which is Consolidated Total Funded Debt (excluding subordinated debt) to Consolidated EBITDA, as defined in the Amendment. The Amendment requires the Company to maintain a Consolidated Maximum Adjusted Leverage Ratio equal to or less than (i) 3.25x to 1.00x for each of the rolling four quarter periods ending on September 30, 2012 and December 31, 2012, and (ii) 3.0x to 1.0x for each rolling four quarter period ending on or after March 31, 2013.

For the purposes of calculating both the Consolidated Maximum Leverage Ratio and the Consolidated Maximum Adjusted Leverage Ratio, Consolidated EBITDA (as defined in the Amendment) will be (i) at September 30, 2012, the actual Consolidated EBITDA for the 3 months then ended times 4; (ii) at December 31, 2012, the actual Consolidated EBITDA for the 6 months then ended times 2; and (iii) at March 31, 2013, the actual Consolidated EBITDA for the 9 months then ended times 4/3 (provided that the add-backs for costs are not annualized).

•	Amendment to Fixed Charge Coverage Ratio Covenants

For the Consolidated Fixed Charge Coverage Ratio, the Amendment (i) revised the required ratio for September 30, 2012 from 1.10x to 1.00x; (ii) revised the required ratio for December 31, 2012 from 1.20x to 1.00x; (iii) revised the required ratio for March 31, 2013 from 1.20x to 1.05x; (iv) revised the required ratio at 6/30/13 from 1.20x to 1.10x; and (v) did not change the required ratio at September 30, 2013 (remained at 1.20x).

The Consolidated Fixed Charge Coverage Ratio is defined as Consolidated EBITDA (as defined in the Amendment) for the applicable period divided by the sum of (a) the Company’s consolidated interest expense for such period, plus (b) the aggregate principal amount of scheduled payments on the Company’s indebtedness made during such period (excluding any repayment of the Entine Indebtedness), plus (c) the sum of all cash dividends and other cash distributions to the Company’s shareholders during such period, plus (d) the sum of all taxes paid in cash by the Company during such period, less (e) up to $75,000 paid to the IRS, to the extent characterized as interest expense, in connection with certain historical tax filings (the “IRS Payments”).

For the purposes of calculating the Consolidated Fixed Charge Coverage Ratio, Consolidated EBITDA will be (i) at September 30, 2012, the actual Consolidated EBITDA for the 3 months then ended times 4; (ii) at December 31, 2012, the actual Consolidated EBITDA for the 6 months then ended times 2; and (iii) at March 31, 2013, the actual Consolidated EBITDA for the 9 months then ended times 4/3 (provided that the add-backs for Entine Indebtedness repayment and the IRS Payments are not annualized).

•	Restriction on Capital Expenditures

For the fiscal year ending September 30, 2012, the Amendment reduced the limitation on the Company’s capital expenditures from $3.25 million to $2.25 million and for fiscal years ending September 30, 2013 and for each fiscal year thereafter, the Amendment raised the limitation on the Company’s capital expenditures from $2.00 million to $2.25 million.

•	Termination of Acquisition Line of Credit

The Amendment also accelerated the termination date of the Company’s $5 million acquisition line of credit to June 29, 2012, which will prohibit the Company from drawing down the approximately $1 million of previously available undrawn funds.

Obligation to Repurchase Stock

As previously disclosed, on February 27, 2012, Dr. Gerald Entine, a former owner of RMD Instruments, LLC and RMD Instruments Corp. (collectively, "RMD"), exercised a put right to require the repurchase of a total of 928,773 shares of Company common stock held by certain entities affiliated with Dr. Entine (collectively, “Entine”) for an aggregate purchase price of $1,857,546, payable on the ninetieth business day from the date of the notice of the exercise of the put. This put right originated from the Company's acquisition of RMD in July 2008 and is set forth in the Asset Purchase Agreement dated July 1, 2008 by and among the Company, RMD Instruments Corp., RMD Instruments, LLC and Gerald Entine 1988 Family Trust and the other parties named therein (the "Put Right").

The Company determined to pay the entire aggregate purchase price by issuing the Entine entities three separate promissory notes (the “Entine Promissory Notes”) in the aggregate principal amount of $1,857,546. The closing of the transaction occurred on June 7, 2012.

On July 31, 2012, the Company entered into a Note Purchase Agreement with MCRC as described below, in the amount of $3,000,000. The proceeds were used to pay the Entine Promissory Notes in full on August 1, 2012.

There were an additional 71,227 shares of common stock outstanding that were subject to the Put Right. The notice period for these shares has expired and the temporary equity of $142,454 associated with these shares has been reclassified to permanent equity.

Note Purchase Agreement – Massachusetts Capital Resource Company

On July 31, 2012, the Company entered into the Agreement with MCRC. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC the $3,000,000 Subordinated Note for proceeds of $3,000,000. The Company has used a portion of the proceeds from the sale of the Subordinated Note to repay the Entine Indebtedness in the aggregate principal amount of $1,857,546 and has agreed to use the balance of the proceeds for working capital purposes.

The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default, as described below. The Subordinated Note bears interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment to be due and payable on August 31, 2012. Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company will redeem, without premium, $130,434 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

Under the terms of the Agreement and a Subordination Agreement dated July 31, 2012, among the Company, the Guarantor Subsidiaries, the Lender and MCRC, MCRC and any successor holder of the Subordinated Note have agreed that the payment of the principal of and interest on the Subordinated Note shall be subordinated in right of payment, to the prior payment in full of all indebtedness of the Company for money borrowed from banks or other institutional lenders at any time outstanding, including money borrowed from the Lender under the Original Loan Agreement.

The Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Agreement contains financial covenants by the Company (as further defined in the Agreement) that (i) impose a Consolidated Maximum Leverage Ratio (consolidated total funded debt to consolidated EBITDA) equal to or less than (a) 5.0 to 1.0 for each of the rolling four quarter periods ending on September 30, 2012 and December 31, 2012, and (b) 4.5 to 1.0 for each rolling four quarter period ending on or after March 31, 2013, and (ii) require a Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA to consolidated fixed charges) of not less than (a) .75 to 1.00 for each of the rolling four quarter periods ending on September 30, 2012 and December 31, 2012, (b) .8 to 1.0 for each of the rolling four quarter period ending on March 31, 2013 and June 30, 2013, and (c) .95 to 1.00 for each rolling four quarter period ending on or after September 30, 2013.

The Agreement also provides for events of default customary for agreements of this type, including, but not limited to, non-payment, breach of covenants, insolvency and defaults on other debt. Upon an event of default, MCRC may elect to declare all obligations (including principal, interest and all others amounts payable) immediately due and payable, which shall occur automatically if the Company becomes insolvent.

Liquidity Outlook

On June 29, 2012, the Company entered into the "Waiver Letter" with Sovereign Bank as well as Amendment No. 3 to the Original Loan Agreement with the Lender. Under the Waiver Letter, the Lender agreed to waive non-compliance by the Company with certain financial covenants under the Original Loan Agreement as of June 30, 2012, subject to the Company's compliance with the terms of the Amendment, including completing a financing raising of at least $2 million in gross proceeds on or before September 30, 2012 and applying the proceeds to first repay the Entine Indebtedness with the balance (if any) to be used for general working capital purposes.

On July 31, 2012, the Company entered into a Note Purchase Agreement with MCRC. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC the Subordinated Note for a purchase price of $3,000,000. The Company has used a portion of the proceeds from the sale of the Subordinated Note to repay the Entine Indebtedness in the aggregate principal amount of $1,857,546. The balance of approximately $1.1 million is immediately available to the Company and will be used for general working capital purposes.

Management believes that its current cash and cash equivalent balances, along with net cash generated by operation and access to its working capital line of credit (subject to covenant compliance), are sufficient to meet its anticipated cash needs for at least the next twelve months. As of June 30, 2012, the Company had cash of $2,986,312 with an additional amount of approximately $1,100,000 available cash from the MCRC Note Purchase after satisfying the Entine Indebtedness. The Company believes that it will stay in compliance with debt covenants and over time be able to access in full its $3 million working capital line of credit with Sovereign Bank. However, there is no assurance that the Company will be successful in its plans. The belief is also based upon many assumptions, including the general business climate. A reoccurring worldwide economic slow-down could significantly impact the Company’s revenues and profits so that a returning recession could cause a cash shortage.

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

For more than 25 years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of June 30, 2012, RMD had a contract backlog of approximately 18 months.

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

Intellectual Property

The Company’s intellectual property portfolio has expanded from 40 issued, 3 provisional and 18 pending U.S. Patents as of June 30, 2011 to 43 issued, 25 provisional and 37 pending U.S. Patents as of June 30, 2012. We believe that intellectual property represents an important strategic advantage for us. As a result, we recently established a patent committee to help broaden the value of our intellectual property estate. The committee is strengthening the identification of intellectual property within the Company by implementing a broad based vetting process to specifically understand product definition, technical maturity, the value proposition, competition, and market size to ensure that we develop IP that maximizes the market value of our research. This is consistent with our strategy and will allow us to protect selected technologies that we believe have commercial potential – either through product offerings or licensing agreements.

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

Dynasil is also investing in organic product development in 2012. Guided by our product realization process, our product development team is undertaking simultaneous and extensive product line updates to improve features and functionality on our lead paint analyzer, medical probe and radiation imaging camera. In April, we announced the launch of our LPXpro Lead Paint Analyzer. This product will be available for sale upon receipt of our final regulatory approval. We expect this to happen in the first half of fiscal year 2013.

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

In order to accelerate the pace of this technology to market, and to establish manufacturing capacity, in July 2010 we acquired Hilger Crystals, a leading manufacturer of scintillation crystals based in Margate, Kent, U.K. During the 2011 fiscal year, our specialized furnaces began pilot production of our proprietary scintillation crystals. Additional furnaces were fabricated and tested, installed, and commissioned during the first half of Fiscal Year 2012. Although our crystal development has not proceeded along the track that was originally intended, we are delivering limited quantities of commercial grade crystals now and are focused on improving the size and quality of this product.

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

•	Dosimeters: We are developing compact, low cost radiation badges (dosimeters) for potential military, industrial, medical and consumer applications. The project is being funded by the DOD’s Defense Threat Reduction Agency. We have partially completed shipments of 150 prototypes for field evaluation. The Company is researching the potential customer base and marketability of this potential product. According to Introductory Profile 2010 on dosimetryimaging.com, the total dosimeter market size is currently about $500 million.

•	Thin film digital X-rays: RMD is developing a family of thin film scintillators that – as a component – make possible digital X-ray detectors with higher image resolution and faster rates of image capture, all at a lower effective X-ray dose to the patient. Thicker variations of these films offer promise of lower-cost, higher-performance substitutes for use in CT, SPECT and PET imaging system detectors for medical, industrial and domestic security applications. An August 2011 report by Nanomarkets LC indicated that the area of thin film scintillators used is expected to grow from 72 million cm² in 2011 to 258 million cm² in 2018. According to the PET/SPECT Report dated November 10, 2010 from the firm Markets and Markets, the market for PET/SPECT imaging systems – of which our technology is a component — is expected to grow from $6.8 billion in 2010 to $10.3 billion in 2015.

•	Sensors for non-destructive testing: We are developing a product with an enhanced capability to detect cracks in high value components such as aircraft wings and jet engine turbine blades at a higher rate of speed. Unlike conventional probes that use hand wound coils, our advanced technology uses solid state sensors with high sensitivity to magnetic fields and low noise characteristics. When fully developed, this emerging technology could dramatically improve the ability and speed to inspect high value components. During the fourth quarter of 2011, we reached agreement to co-develop and evaluate the advanced technology on aircraft engine applications with an early adopter customer.

•	Biomedical technologies: In April 2011, we acquired a biomedical technology portfolio from hematologist Dr. Daniel Ericson. The portfolio included several discoveries owned jointly by Dr. Daniel Ericson and Mayo Clinic. The six purchased technology rights include a method that could significantly extend the storage time for red blood cells as well as enhancing the quality of those cells, a tuberculosis test with the potential to provide a rapid (one hour) test, a high tensile strength tissue sealant developed for both topical and internal bleeding that could accelerate clot formation, and a set of technologies focused on point of care diagnostics for assessing hemophilia, blood coagulation and cardiovascular risk. The Dynasil Biomedical technology portfolio is being managed by and has become part of our Dynasil Products business unit which already has a presence and a proven track record in medical diagnostics. We will seek opportunities to license these technologies as well as obtain research grants to advance several of the development-stage technologies for various therapeutic applications.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

Goodwill

Goodwill is subject to an annual impairment test. We consider many factors which may indicate the requirement to perform additional, interim impairment tests. These include:

•	A significant adverse long term outlook for any of our industries;
•	An adverse finding or rejection from a regulatory body involved in new product regulatory approvals;
•	Failure of an anticipated commercialization product line;
•	Unanticipated competition or a disruptive technology introduction;
•	The testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 of a significant asset group within a reporting unit;
•	A loss of key personnel; and
•	An expectation that a reporting unit carrying goodwill, or a significant portion of a reporting unit, will be sold or otherwise disposed of.

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

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know how of Radiation Monitoring Devices, Inc. and purchased biomedical technologies within Dynasil Biomedical Corp. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the periods ended June 30, 2012 and 2011.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreement with Sovereign Bank, and Massachusetts Capital Resource Company, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Quarterly Report on Form 10-Q and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4   Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report and have determined that, as of such date, such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with this evaluation that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6   Exhibits

(a) Exhibits and index of Exhibits

10.1 Amendment No. 3 to Loan and Security Agreement, dated as of June 29, 2012 by and between Sovereign Bank, N.A. and Dynasil Corporation of America, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2012, and incorporated herein by reference.

10.2 Waiver of Default Letter, dated as of June 29, 2012, from Sovereign Bank, N.A. to Dynasil Corporation of America, filed as Exhibit 10.2 to Form 8-K filed on July 5, 2012, and incorporated herein by reference.

10.3 Note Purchase Agreement, dated July 31, 2012 by and between Massachusetts Capital Resource Company and Dynasil Corporation of America, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012, and incorporated herein by reference.

10.4 Subordination Agreement, dated July 31, 2012 by and between Massachusetts Capital Resource Company, Sovereign Bank, N.A., and Dynasil Corporation of America, filed as Exhibit 10.2 to Form 8-K filed on August 6, 2012 and incorporated herein by reference.

31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated August 14, 2012 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2012.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the nine months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

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

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: August 14, 2012
Peter Sulick,
Interim Chief Executive Officer and President

	/s/ Richard A. Johnson	DATED: August 14, 2012
Richard A. Johnson,
Chief Financial Officer

