Form 10-K
period 2012-09-30
DYNASIL CORP OF AMERICA
filed 2013-01-15
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Hunt Street, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 668-6855

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0005 par value	The NASDAQ Stock Market LLC
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

Yes ☐  No ☒

As of March 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,540,993.

As of January 7, 2013 there were 14,815,154 shares of common stock, par value $.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on March 5, 2013 are incorporated by reference into Part III of this report.

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

ITEM 1. BUSINESS

General

Dynasil Corporation of America was founded as a New Jersey corporation in 1960 and incorporated in the state of Delaware through a migratory merger in March 2008. Our corporate headquarters are located at 44 Hunt Street, Watertown, MA 02472, and our corporate website is www.dynasil.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, through a link at our website, or at the Commission’s website at www.sec.gov.

The Company is divided into four reporting segments to clearly delineate our main operating activities. Below is a summary of these segments:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in U.S. government-funded research.

•	Optics: The Optics segment encompasses four business units – our heritage optics business (“Dynasil Fused Silica”), Optometrics, Hilger Crystal, and Evaporated Metal Films (“EMF”) – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Instruments: The Instruments segment consists of Dynasil Products (formerly known as RMD Instruments), which manufactures precision instrumentation for medical and commercial applications.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator, developing disruptive technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants.

For information about our financial segments and geographical information about our operating revenues and assets, see Note 16 to the Consolidated Financial Statements included in this Report. Our business strategy focuses on combining our expertise in funded research, product development and technology innovation to commercialize detection and analysis equipment. We believe that we have the ability to achieve this strategy through: development and expansion of our funded research portfolio; investment in the commercialization of the technologies originating from our Contract Research segment; organic growth of existing products; acquisition of technologies that align with our core competencies, or provide complementary capabilities, such as pathways to market, to help accelerate product commercialization.

Growth through Acquisitions

Through a series of acquisitions beginning in March 2005, Dynasil has evolved from a single product line optics company to one focused on commercializing its own products, patenting its own innovations and advancing its own technologies. Our revenue has increased from $2 million in FY 2004 to nearly $48 million in FY 2012, representing compound annual growth of 46 percent.

The acquisitions we completed during this period included:

•	Optometrics: In March 2005, we acquired Optometrics LLC (“Optometrics”), a worldwide supplier of optical components and instruments, including diffraction gratings, interference filters, laser optics, monochromators and specialized optical systems.

•	Evaporated Metal Films: In October 2006, we acquired Evaporated Metal Films Corporation (“EMF”), an optical thin-film coatings company with a broad range of application markets, including solar energy, display systems, dental photography, optical instruments, satellite communications and lighting.

•	RMD: In July 2008, we acquired Radiation Monitoring Devices, Inc. (“RMD”), a contract research company, and RMD Instruments, LLC (“Dynasil Products”), a precision instruments company that manufactures and sells instruments in the medical imaging and industrial markets, including hand-held analyzers for lead paint and medical probes for cancer surgery.

•	Hilger Crystals: In July 2010, we acquired Hilger Crystals, Ltd., (“Hilger”) a manufacturer of synthetic crystals applicable to a wide range of industrial, medical, and homeland security applications with a long history of supplying high-quality synthetic crystals for infrared spectroscopy, X-ray and gamma ray detection.

•	Biomedical technologies: In April 2011, we acquired the rights to six biomedical technologies from Dr. Daniel Ericson, a former hematologist at the Mayo Clinic, which jointly owns rights to certain of the technologies acquired. We are seeking opportunities to license, sell or participate in a joint venture with these technologies as well as obtain research grants with the Mayo Clinic to advance several of the development-stage technologies for various therapeutic applications.

 Contract Research – the Science Behind our Technology

Our Contract Research segment’s business unit, RMD, is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health and NASA.

RMD develops advanced technology in materials, sensors and prototype instruments that detect, use or measure radiation, light, magnetism or sound for use in security, medical and industrial applications. RMD has technology practices in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics. As of September 30, 2012, our Contract Research segment had a total of 98 employees, including 38 Ph.D. level scientists. RMD serves as an incubator to expand our patent portfolio enabling the opportunity to advance our technology from development to commercialization using government-funded research. As of September 30, 2012, RMD had a portfolio of 43 issued U.S. patents and 55 pending patent applications, compared with 40 issued patents and 40 pending patent applications at the same point in 2011.

For more than 25 years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of September 30, 2012, RMD had a contract backlog of approximately 18 months, of which approximately 42% is through SBIR contracts.

RMD competes for contract research work against a variety of small and large entities, including universities that submit research proposals based on specific government solicitations. We generate revenues under various types of contracts, which include cost reimbursement, Time & Materials (T&M), Fixed Price-Level of Effort and Firm Fixed Price (FFP) contracts. We believe that RMD’s reputation for conducting state-of-the art research and development, as well as the quality of its proposals, are significant competitive advantages. In addition, RMD maintains strong working relationships with universities, government agencies, national laboratories, research hospitals and corporations. However, some of our competitors may have greater financial, technical and human resources than we have and may be better able to operate large, well-funded research and development programs.

We believe that research projects provide an important source for new commercial products in areas such as medical imaging, industrial sensors, critical care and point of care diagnostics and homeland security. For example, precision instrumentation in our Instruments segment, including our lead paint analyzer and a medical probe for cancer surgery, emanated from the RMD portfolio. Our government-funded research work also has spawned programs such as our dual-mode radiation detection technology.

Commercialization Engines

We specialize in the manufacturing of precision instruments, optical materials, components and coatings for various applications in the medical, industrial, and homeland security/defense sectors.

Our Instruments segment manufactures precision instruments such as handheld lead paint analyzers (LPA-1™ and pending LPXpro™), medical probes that help surgeons detect cancer tracers, thereby enabling more effective surgical procedures (the Navigator GPS™ gamma counter and the pending wireless Navigator 2.0™ gamma counter), and a radiation imaging camera system used in nuclear safety, radiation protection, and homeland security border and port surveillance (Radcam™). Regulatory approvals for both the LPXpro™ and the Navigator 2.0™ are pending.

Our Optics segment supplies synthetic crystals, optical materials, components, and coatings that are used for baggage scanners, medical imaging systems, optical instruments, lasers, analytical instruments, semiconductor/electronic devices, automotive components, spacecraft/aircraft components, advertising displays, and devices for the solar energy industry. These products are offered through four business units (Dynasil Fused Silica, Optometrics, Hilger Crystal, and Evaporated Metal Films (EMF)).

Our Biomedical segment is focused on developing disruptive technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants. All of these technologies are in early-stages and may require significant investment to support further development, regulatory approval and commercialization. While Dynasil currently believes that these technologies represent exciting opportunities, there can be no assurances that any of these technologies will be successfully commercialized.

We compete for business with fabricators of industrial optical materials, other optical components manufacturers, other optical crystal manufacturers and other optical coaters as well as other analytical instruments manufacturers and synthetic crystal manufacturers. We believe our proprietary processes, reputation, novelty of our current products, and products in development and the price at which we offer our products enable us to successfully compete in these markets. However, several of our competitors have greater financial, sales and marketing resources than we do, which may enable them to develop and market products that would compete against those developed by us.

Our products are distributed through a direct sales and marketing staff of 15 people and through other channels, including manufacturer’s representatives and distributors in various foreign countries for international sales and U.S. manufacturer’s representatives for certain product lines. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and attendance at trade shows.

Strategy to Commercialize our Advanced Technologies

Our business strategy focuses on combining our expertise in funded research, product development and technology innovation to commercialize detection and analysis equipment for the homeland security, industrial and medical markets. We are executing on this strategy by:

•	developing and expanding our research portfolio;
•	commercializing the technologies coming from our Contract Research segment;
•	growing organically through investment in existing products; and
•	identifying and investing in those technologies with the greatest revenue and growth potential in the market.

Intellectual Property (IP)

From October 2011 through September 2012, we have been granted four new U.S. patents and have filed 38 new patent applications. Our current portfolio, company-wide, is 44 issued and 62 pending applications, most of which are issued to RMD. We believe that intellectual property represents an important strategic advantage for us. Our Patent Committee is strengthening the identification of intellectual property within the Company through a broad-based vetting process to specifically understand product definition, technical maturity, the value proposition, competition and market size to ensure that we develop IP that maximizes the market value of our research. This is consistent with our strategy and will allow us to protect selected technologies that we believe have commercial potential – either through product offerings or licensing agreements.

Dual Mode Radiation Detectors

Our dual mode nuclear detector technology was developed by RMD under a program for the Department of Homeland Security for use in locating nuclear bombs or nuclear materials at our nation’s ports and borders. This technology is of critical importance to our national security, as well as other radiation detection applications, such as nuclear power plant safety. Our dual mode detectors are being commercialized as a part of our Optics segment and began generating revenue in 2012.

Our dual mode detector technology is designed to be a single detector that replaces two detector subsystems – the gamma radiation detector and also the helium-3 detectors for neutrons. Increasing our value proposition is the fact that the stockpile of the chemical element helium-3, a byproduct of nuclear weapons production, is in critically short supply. The stockpile of helium-3 has been drawn down during the past 10 years, as the federal government has increased its use in neutron detectors to help prevent nuclear and radiological material from being smuggled into the U.S.

In order to accelerate the pace of this technology to market, and to establish manufacturing capacity, in July 2010 we acquired Hilger Crystals, a leading manufacturer of scintillation crystals based in Margate, Kent, U.K.

Early Stage Product Candidates

We are continuing our efforts to evaluate additional promising technologies with commercial potential in the security, medical and industrial markets. Three early stage opportunities currently under evaluation are dosimeters, thin film digital x-rays and sensors for non-destructive testing.

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

Customers

We have more than 1,215 customers, with approximately 55.4% of our business concentrated in our top 10 customers. Our five largest customers accounted for approximately 14.1%, 12.4%, 8.8%, 5.6% and 5.4%, respectively, of our revenues during fiscal year 2012. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part and quantity or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We have blanket orders that call for monthly deliveries of predetermined amounts. Contract research projects generally run for a one to two year period.

Employees

As of September 30, 2012, we had a total of 237 employees, of which 225 are full-time. Of the total,

37 of our employees are engaged in administration, 15 are engaged in sales, 102 are engaged in research and/or engineering and 83 are engaged in manufacturing. The Company has a total of 40 Ph.D. level employees. Our operations are non-union except for a two-person union in one location.

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

Research and Development

Our research and development (“R&D”) activities include government funded research, which totaled $25.2 million for fiscal year 2012 and $23.9 million for fiscal year 2011. R&D for our historical businesses has primarily involved new product development, changes to our manufacturing processes and the introduction of improved methods and equipment. Improvements to our processes are ongoing and related costs are incorporated into our manufacturing expenses. Substantially all of these research and development costs relate to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2012 and 2011 were $15.4 million and $14.9 million, respectively. Remaining amounts are recorded within selling, general and administrative expenses on the consolidated statements of operations.

Government Regulation

The businesses that we operate are subject to various federal and states regulations.

Our Contract Research segment is subject to the rules and regulations applicable to government contracting, including: the Federal Acquisition Regulation (FAR) and supplements, which regulate the formation, administration and performance of U.S. Government contracts; the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bids and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

Our handheld lead paint analyzers product business is subject to certain testing protocols and certifications and accreditation under rules and regulations promulgated by U.S. Department of Housing and Urban Development (“HUD”), the U.S. Environmental Protection Agency (“EPA”), and state and local Lead Renovation Repair Painting Rules (RRP rules).

Our Navigator GPS™ and Navigator 2.0™ gamma counter business is subject to the regulations of the Federal Drug Administration (“FDA”) relating to medical devices. The products being developed by our Biomedical segment are also subject to FDA regulations and approval.

Our use of radioactive materials in certain of our products (our gamma counters, our dual-mode detector and lead paint analyzers) subject us to laws regulating hazardous wastes under United States federal, and Massachusetts, California, Washington and Wisconsin state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located. Environmental compliance costs, which totaled $9,805 for fiscal year 2012, have not historically had a material effect on our operational results.

With respect to our intellectual property rights, we rely, and are subject to, the laws in the U.S. and abroad governing intellectual property protection.

Item 1a. Risk Factors

In your evaluation of our company and our businesses, you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and the other documents we file with the SEC. The following factors describe the risks and uncertainties that we consider significant to the operation of our business, but should not be considered a complete listing of all potential risks and uncertainties that could adversely affect our operating results, financial position or liquidity. Additionally, our business is subject to the same general risks and uncertainties that affect many other companies, such as the overall U.S. and global economic conditions, international conflicts, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates or other disruptions of expected economic and business conditions.

Risks Related To Our Business

We are not in compliance with our financial covenants under our loan agreements with our lenders. Our lenders may exercise one or more of their available remedies, including the right to require the immediate repayment of all outstanding indebtedness.

As of September 30, 2012, we had approximately $9 million of indebtedness with Sovereign Bank, N.A. and $3.0 million of indebtedness with Massachusetts Capital Resource Company, which is subordinated to the Sovereign Bank loan. This indebtedness is secured by substantially all of our accounts and assets and is guaranteed by our subsidiaries. Our loan agreements include financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreements. Failure to comply with the financial covenants is an event of default under the loan agreements. In an event of default, each of the lenders has the right to accelerate repayment of all outstanding indebtedness, impose a higher default interest rate (in the case of Sovereign Bank) and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets. Although we continue to be current with all principal and interest payments with our lenders, we are in violation of certain financial covenants contained in each of the loan agreements that require us to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total/senior debt.

As of the date hereof, neither of our lenders has accelerated our payment obligations or taken any of the actions described above. We are now in discussions with our senior lender regarding our current non-compliance under the loan agreement. However, we cannot provide any assurance that these negotiations will be successful. If we are not successful in negotiating a waiver or forbearance agreement or other relief under our loan agreements, our obligations under those agreements may be accelerated in the future and our lenders may exercise other remedies for default. Even if we successfully obtain forbearance from our lenders for our current covenant non-compliance, we can provide no assurance that we will not violate our covenants in the future. On June 29, 2012, we entered into a waiver agreement with our senior lender, Sovereign Bank, N.A., relating to an anticipated violation of financial covenants for the period ended June 30, 2012. Under the waiver agreement, Sovereign agreed to waive non-compliance by the Company with certain financial covenants as of June 30, 2012 under our original loan agreement, subject to the Company's compliance with certain conditions contained in an amendment to the loan agreement.

If our lenders were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all. If additional funding is required, this funding may not be available on favorable terms, if at all, or without potentially very substantial dilution to our stockholders. If we do not raise the necessary funds, we may need to curtail or cease our operations, sell certain assets and/or file for bankruptcy, which would have a material adverse effect on our financial condition and results of operations.

The audit report contained in our Annual Report on Form 10-K for the year ended September 30, 2012 contains an explanatory paragraph to the effect that there is doubt about our ability to continue as a going concern.

As described in more detail above, we are in default with our financial covenants under our loan agreements as of September 30, 2012. Accordingly, our lenders have the ability to require immediate payment of all indebtedness under our loan agreements. While the lenders have not exercised this right, their ability to require immediate payment has caused all of our outstanding indebtedness to be accelerated to current on our consolidated financial statements. As a result, our independent registered public accounting firm has expressed substantial doubt that we can fund our ongoing operations during the next twelve months. This “going concern” statement may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects.

Our loan agreements impose restrictions on our ability to take certain corporate actions and raise additional capital.

Our loan agreements contain numerous restrictions that limit our ability to undertake certain activities without the express prior written approval of our lenders. These include, but are not limited to, restricting our ability to:

-	incur additional indebtedness;
-	pay or declare dividends;
-	enter into a business substantially different from existing operations;
-	issue or authorize any additional or new equity that will result in a change of control; and
-	take any corporate action outside the ordinary course of the business without the prior written approval of our lender.

These restrictions could significantly hamper our ability to raise additional capital. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lenders and our financial performance, and no assurances can be given that we will be able to obtain the necessary approvals in the future. Our inability to raise additional capital could lead to working capital deficits that could have a material adverse effect on our operations in future periods.

We may not be able to generate sufficient positive cash flow in the future to fund our operations.

In addition to our bank financing, we are dependent upon cash flow from our businesses to fund our operations. It is our expectation that we can continue to improve our cash flows; however, there can be no assurance that we will be able to continue to do so. If we are unable to fund our operations from future cash flows together with our available bank financing, we will need to seek additional debt and/or equity financing, which may not be available on attractive terms, if at all, in which case there could be a material adverse effect on our results of operations and financial condition.

The Company relies on its Contract Research segment for approximately half of its revenues. A decline in U.S. Government spending, changes in federal budgetary priorities, the timing of contract awards or a restructuring of the SBIR/STTR programs may adversely affect our future revenues and limit our growth prospects.

Our Contract Research business unit, RMD, is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health, and NASA. Historically RMD has conducted its government research contracts through the SBIR (Small Business Innovation Research Program) and the STTR (Small Business Technology Transfer Program). Though RMD has augmented its SBIR contracts with larger competitively bid government contracts in recent years, a reduction in or elimination of the SBIR or the STTR programs could result in our inability to win contracts, as we may not have the resources to compete effectively against much larger, better-funded companies. Further, a significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for approximately 55% of the Company’s revenues in 2012 and the largest four customers, all agencies of the U.S. Government, accounted for 41% of revenues. Although we have had business relationships with these customers for many years, there can be no guarantee that we will be able to win contracts with these agencies in the future. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of September 30, 2012, our total backlog for Contract Research was approximately $36 million. Backlog consists of existing contracts, approved by agencies in favor of RMD. Note that some contracts are multi-year contracts and are subject to annual funding renewals. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our backlog contains management’s estimate of amounts expected to be realized on contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.

Our earnings and profitability may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost reimbursement, Time & Materials (T&M), Fixed Price-Level of Effort and Firm Fixed Price contracts (FFP). Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by variable purchasing patterns by our customers of our more profitable proprietary products. Our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

Our long-term success will depend upon our ability to successfully develop and commercialize new products and enhance our existing products, which is highly uncertain and subjects us to costly regulatory compliance requirements and delays.

Our business strategy is based on successful commercialization of the technology developed in our RMD business. We are devoting significant resources to our continuing research and development programs which are designed to develop new products and to enhance and improve our existing products. The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including:

-	unanticipated delays in development or the approval or clearance process by the applicable regulatory authorities;
-	access to capital;
-	budget overruns;
-	other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of new products.

The medical devices developed in our Instruments segment are subject to regulation by numerous government agencies, including the U.S. FDA and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products or enhancements or modifications to existing products. If such approval is obtained, it may:

-	take a significant amount of time,
-	require the expenditure of substantial resources,
-	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,
-	involve modifications, repairs, or replacements of our products, and
-	result in limitations on the proposed uses of our products.

Our lead paint detectors are also subject to regulation by government agencies, including the U.S. HUD and comparable agencies outside the U.S.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our lead paint detectors. We cannot guarantee that we will be able to obtain marketing clearance for our new products or enhancements or modifications to existing products. If such approval is obtained, it may:

-	take a significant amount of time,
-	require the expenditure of substantial resources,
-	involve stringent government-mandated testing
-	involve modifications, repairs, or replacements of our products, and
-	result in limitations on the proposed uses of our products.

Given the uncertainties inherent with product development, introduction, and enhancement our efforts may not be completed on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget, if at all, could harm our business and prospects.

Goodwill and other intangible assets represent approximately 47% of our total assets and any impairment of these assets could negatively impact our results of operations.

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. At September 30, 2012, the Company recorded an impairment of goodwill in the amount of $2,284,499 associated with the Instruments segment, which is experiencing delays with regulatory approvals (FDA and HUD) to be able to sell new products. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

Our failure to establish a strong intellectual property position and enforce our intellectual property rights against others would enable competitors to develop similar or alternative technologies.

Our success depends in part on our ability to obtain and maintain intellectual property protection for our technologies. Our policy is to protect our intellectual property by, among other methods, filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The U.S. Congress recently passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new legislation changes United States patent law in a way that may weaken our ability to obtain or maintain patent protection for future inventions in the United States.

Our patent portfolio relating to our proprietary technology is comprised of issued patents and pending patent applications which, in either case, we own directly or for which we are the exclusive or semi-exclusive licensee. Some of these patents and patent applications are foreign counterparts of U.S. patents or patent applications. We may not be able to maintain and enforce existing patents or obtain further patents for our products, processes and technologies. Even if we are able to maintain our existing patents or obtain further patents, these patents may not provide us with substantial protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate unimpeded by the patent rights of others. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed patent applications that are similar in scope to ours, and in the future are likely to file patent applications that are similar or identical in scope to ours or those of our licensors. We cannot predict whether any of our competitors’ pending patent applications will result in the issuance of valid patents. Moreover, we cannot assure investors that any such patent applications will not have priority or dominate over our patents or patent applications. The invalidation of key patents owned by or licensed to us or non-approval of pending patent applications could increase competition, and materially adversely affect our business, financial condition and results of operations. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us.

Dynasil Biomedical is a pre-clinical stage business with no approved products, which makes it difficult to assess this business’s future viability.

Dynasil Biomedical is a preclinical-stage biomedical business with a limited operating history. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biomedical area. For example, to execute our business plan, we will need to successfully:

-	execute product candidate development activities;

-	obtain required regulatory approvals for the development and commercialization of our product candidates;
-	maintain, leverage and expand our intellectual property portfolio;

-	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
-	gain market acceptance for our products;
-	develop and maintain any strategic relationships we elect to enter into; and
-	manage our spending as costs and expenses increase due to preclinical development, clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business or continue our operations.

We compete in the competitive non-destructive testing, medical device and optics industries and may be unable to compete effectively.

The non-destructive testing and medical device markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, or technologies may make our products or proposed products less competitive.

In both industries, competitive factors include:

-	product reliability,
-	product performance,
-	product technology,
-	product quality,
-	breadth of product lines,
-	product services,
-	customer support,
-	and price.

Additionally, the medical device industry poses additional competitive factors due to reimbursement approval from health care insurance providers and competition resulting from alternative medical therapies, such as through pharmaceutical companies. Major shifts in this industry market share have occurred in connection with product problems, physician advisories, and safety alerts, reflecting the importance of product quality and quality systems in the medical device industry. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

Our Optics companies’ business is highly competitive and we compete with larger companies that have greater name recognition, financial resources and larger technical staffs, such as Newport Corporation and JDSU. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

Our failure to compete effectively in any of these markets could have a material adverse effect on our results or operation and financial condition.

Our Contract Research business faces aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

RMD’s competitors include other small high technology companies performing SBIR R&D, large firms such as Raytheon which performs related R&D, and to some extent, universities and national laboratories.

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

Our internal controls over financial reporting were not effective as of September 30, 2012.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of September 30, 2012 and concluded that, as of that date, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. In addition, remedying this matter will require additional management time and resources and cause the Company to incur additional costs.

Our ability to use our federal and state tax credits and our state and foreign net operating loss carryforwards (“NOLs”) could be substantially limited or eliminated as we may not generate sufficient future taxable income.

As of September 30, 2012, we had approximately $1.4 million in federal and state tax credits and approximately $2.7 million of state NOLs available to offset future taxable income, which expire in varying amounts beginning in 2031, if unused. We had $182,000 of foreign NOLs which can be carried forward indefinitely. We may not generate taxable income in time to use these tax credits or the NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our tax credits and NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities.

Our business is subject to reviews, audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. Government agencies, including the DCAA (Defense Contract Audit Agency), DCMA (Defense Contract Management Agency) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, estimating system, purchasing system, property system and earned value management system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny.

A finding of significant control deficiencies in our system audits or other reviews could result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted by DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems, including our changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals.

Due to significant delays at the DCAA in auditing small firms performing SBIR research, our indirect cost audits by the DCAA have not been completed for fiscal 2007 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2006 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant statutes and regulations that affect us include:

•	the Federal Acquisition Regulation (FAR) and supplements, which regulate the formation, administration and performance of U.S. Government contracts;
•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
•	the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials;
•	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and
•	the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

Our failure to comply with any of these rules or regulations could result in loss of business or penalties that could have a material adverse effect on our financial condition or results of operations.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or our customers, our revenues, profitability and growth prospects could be adversely affected.

We rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Current uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy.

Portions of our business involve the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.

In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry, particularly with agencies performing classified operations. In the past year, we have experienced changes in our senior executive team, including the resignation of Richard Johnson as Chief Financial Officer effective February 4, 2013 and the appointment of Thomas Leonard as Chief Financial Officer as well as the resignation of Steven Ruggieri as President and Chief Executive Officer effective June 27, 2012 and the appointment of Peter Sulick as Interim President and Chief Executive Officer. Our inability to hire and retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct, should it occur, could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Intentional or unintentional violation of the Export Control Act or ITAR could result in sever fines which could adversely affect our profitability. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.

Quality problems with our processes, goods, and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices and detection instruments. Component failures, manufacturing defects, design flaws, or inadequate disclosure of product-related risks or product-related information with respect to our products could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products. We have purchased, product liability insurance policies, but there is no assurance that the insurance coverage would apply to the circumstances in any liability claim. Nor is there assurance that the policy limits would be sufficient to cover all costs and liabilities. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.

From time to time we may make acquisitions. The failure to successfully integrate future acquisitions could harm our business, financial condition and operating results.

One component of our growth strategy is to selectively pursue strategic acquisitions. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:

-	we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;
-	we may not be able to accurately estimate the financial effect of acquisitions and investments on our business and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;
-	we may encounter performance problems with acquired technologies, capabilities and products, particularly with respect to those that are still in development when acquired;
-	we may have trouble retaining key employees and customers of an acquired business or otherwise integrating such businesses, such as incompatible accounting, information management, or other control systems, which could result in unforeseen difficulties;

-	we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;

-	we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs;
-	acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins and we may be unable to recover investments in any such acquisitions;
-	acquisitions, investments and joint ventures may require us to spend a significant amount of cash or to issue capital stock, resulting in dilution of ownership; and
-	we may not be able to effectively influence the operations of our joint ventures or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.

If our acquisitions fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected. In addition, we periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.

Our financial results may vary significantly from period-to-period.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and other matters described elsewhere in this Annual Report on Form 10-K and the other documents we file with the SEC.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and U.K. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.

We face risks associated with our international business.

In both 2012 and 2011, we generated approximately 17.5% of our sales outside the U.S. Our international business operations may be subject to additional and different risks than our U.S. business. Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. If we are unable to manage these risks it would have a material adverse effect on our results of operations and financial condition.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

Our financial results are significantly affected by the cost of raw materials and energy. Most of the raw materials and energy used in production are purchased from outside sources, and the Company has made, and plans to continue to make, supply arrangements to meet the planned operating requirements for the future. Supply of critical raw materials and energy is managed by establishing contracts, multiple sources, and identifying alternative materials or technology whenever possible. An inability to obtain critical raw materials would adversely impact our ability to produce products. Increases in the cost of raw materials and energy may have an adverse effect on our earnings or cash flow in the event we are unable to mitigate these higher costs in a timely manner.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.

Market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could significantly increase the underfunded status of the plans. In addition, declines in the market value of the securities held by the plans could further reduce the funded status of the plans. Such changes could affect the level of pension expense and required contributions in future years. Currently, the Company does not expect a significant increase in pension plan contributions in 2013.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation, environmental and anti-competition. We are also focused on expanding our business in certain identified growth areas, such as homeland security and biomedical technologies, which are highly regulated and may expose us to increased compliance risk. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

Moreover, we use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under United States federal, and Massachusetts, California, Washington and Wisconsin state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

Demand for lead-paint detectors may not continue.

Due to heightened awareness of lead’s toxicity, lead paint was banned for use in residential housing in the United States in 1978. Currently, lead-paint detectors are used primarily for inspection of older homes.  Due to the ongoing efforts to remove lead paint from older homes, at some point in the future, the declining number of homes containing lead paint may cause this market to diminish significantly which, in turn, may lead to a decline in our lead paint detector business in future periods, which would have an adverse effect on our future revenues.

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.

Many health care industry companies, including health care systems, are consolidating to create new companies with greater market power. As the health care industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical systems that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues would decrease and our consolidated earnings, financial condition, and/or cash flows would suffer.

The continuing development of some of our products depends upon us maintaining strong relationships with physicians.

If we fail to maintain our working relationships with physicians, Dynasil Biomedical and Dynasil Products may not be able to develop and market their products in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.

Our insurance may be insufficient to protect us from product and other liability claims or losses.

We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business and prospects may be harmed. Regardless of the adequacy of our liability insurance coverage, any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues.

Our business and financial results could be negatively affected by cyber or other security threats.

As a U.S. Government contractor operating in multiple regulated industries and geographies, we handle sensitive information. Therefore, we are continuously exposed to cyber and other security threats, including computer viruses, attacks by hackers or physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such incident. We may experience similar security threats to the information technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.

We have operations located in regions of the United States and the U.K. that may be exposed to damaging storms and other natural disasters, such as hurricanes, tornadoes, blizzards, flooding or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse effect on our financial position and results of operations. Performance failures and disruptions by our subcontractors due to these types of events may also adversely affect our ability to perform our obligations on a prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or the customer and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

Risks Relating To Dynasil’s Stock

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock is sold on the market without commensurate demand. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

We face potential de-listing from the Nasdaq Stock Market that could impair the liquidity of our stock and our availability to access the capital markets.

The NASDAQ Stock Market requires that companies remain in compliance with the Global Market Continued Listing Requirements for its common stock as set forth in Marketplace Rule 5450(a) and at least one of the Standards in Rule 5450(b). If the closing market price of our common stock were to fall below $1.00 per share or our stockholders’ equity below $10 million, we would face possible de-listing. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market. If we are de-listed by Nasdaq the liquidity of our common stock could be impaired and we could have more difficulty raising capital, which could have an adverse effect on our results of operations and financial condition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

ITEM 2. PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet in West Berlin, New Jersey. We lease a 10,000 square foot manufacturing and office building in Ayer, MA from a related party with a lease that expires in March 2013. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, New York. We own a two-story, 17,000 square foot manufacturing and office facility in Margate, Kent, in the U.K. We lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for our RMD and Dynasil Products business units from a related party with leases that expire in June 2013. We also lease 11,600 square feet of office and research space in buildings within close proximity in Watertown, MA with leases that expire in May 2013 and February 2014. The Watertown locations are the primary location for our corporate offices and contract research segment. We also lease 2,030 square feet of office and research space in Rochester, MN with a lease that expires in March of 2013. We believe that the properties are in satisfactory condition and suitable for our purposes. The New Jersey, New York, and U.K. properties are collateral against notes payable to banks.

As previously disclosed, the Company has entered into amendments for the leases for the Watertown facilities. Under the amended leases, the tenancies will continue on a month to month basis until terminated by either party. The leases may be terminated by the landlord upon not less than three years prior written notice and by us upon not less than six months prior notice. The company is currently in discussions to extend the leases for the Ayer and Rochester facilities with the respective landlords.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	High & Low Sale Prices
	Years ended September 30,
	2012		2011
	High	Low	High	Low
First quarter	$2.97	$1.47	$6.00	$4.73
Second quarter	2.42	1.72	7.48	3.71
Third quarter	2.35	1.05	4.64	3.20
Fourth quarter	1.65	1.03	3.71	2.50

	High & Low Bid Prices
	Years ended September 30,
	2012			2011
	High		Low	High	Low
First quarter	$2.64		$0.01	$6.75	$0.01
Second quarter	2.38		1.64	7.47	0.01
Third quarter	50.00	*	1.00	4.56	3.20
Fourth quarter	1.64		1.00	3.39	1.80

* This high bid price occurred on May 24, 2012. The closing sale price on that date was $1.57 per share.

As of January 7, 2013 there were 14,815,154 shares of the Company’s common stock outstanding held by approximately 1,273 holders of record.

The Company has paid no cash dividends on its common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is currently in default under the loan documents with Sovereign Bank, N.A., which means the Company is contractually prohibited under these documents from paying cash dividends to its stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

Dynasil, a smaller reporting company, is not required to complete this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K.

Overview

Beginning with this annual report, the Company is divided into four reporting segments to more clearly delineate our main operating activities Below is a summary of these segments:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in U.S. government-funded research.

•	Optics: The Optics segment encompasses four business units (our original optics business (“Dynasil Fused Silica”), Optometrics, Hilger Crystal, and Evaporated Metal Films (“EMF”)) that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Instruments: The Instruments segment consists of Dynasil Products (formerly known as RMD Instruments), which manufactures precision instrumentation for medical and commercial applications.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator, developing disruptive technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants.

For information about our financial segments and geographical information about our operating revenues and assets, see Note 16 to the Consolidated Financial Statements included in this Report. A complete description of our strategy is included in Item 1 of this Form 10-K.

Our markets are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide the people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our business performance also is influenced by a variety of other factors including, but not limited to, economic conditions, U.S. Government spending on research and development programs, the availability of Research & Experimentation tax credits, competition, regulatory requirements and insurance costs. Further information on certain risks to our Company is located in Item 1a of this Form 10-K.

Fiscal 2012 Financial Overview

On December 31, 2012, the Company announced it is in default of certain financial covenants set forth in the terms of its outstanding indebtedness with respect to its fiscal year ended September 30, 2012. The Company continues to be current with all principal and interest payments due on all its outstanding indebtedness and management expects to continue discussions with its lenders to address the financial covenant situation. Under the default condition, our lenders have the ability to require immediate payment of all indebtedness under our loan agreements. While the lenders have not exercised this right, their ability to require immediate payment has caused all of our outstanding indebtedness to be accelerated to current classification on our consolidated financial statements. Given the uncertainty created by the defaults under the Company’s outstanding indebtedness, the Company's independent registered public accounting firm has included a “going concern” qualification in its audit opinion for the year ended September 30, 2012.

The Company has recently taken and will continue to take actions to improve its liquidity, including the implementation of a number of initiatives designed to conserve cash, optimize profitability and right-size the cost structure of its various businesses.

The Company has retained Argus Management Corporation and Mirus Capital as financial advisors to assist it in evaluating strategic and restructuring alternatives, including the potential sale of product lines and/or a Company division. While the Company is actively considering such strategic alternatives, there can be no assurances that any such transaction will occur, or, if a transaction is completed, it will be on terms favorable to the Company.

In fiscal year 2012, we achieved nominal revenue growth but incurred higher expenses than in fiscal 2011. Revenues grew 2.0% from $47.0 million to $47.9 million, offset by a combination of higher-than-expected research and development costs and increased Selling, General & Administrative (SG&A) expenses. During the year we made significant investments within the Instruments segment on upgrades to the segment’s two main product lines, specifically, the new hand-held lead paint analyzer, the LPXpro™, and the new wireless medical probe used in cancer surgery, the Navigator 2.0™ gamma counter. Though development of these products has been completed, they have not yet received the required regulatory approvals and additional changes, therefore, may become necessary. As a result of the higher-than-expected costs and delays in product launches, the Company determined that there was a decline in the fair value of business operation, and we recorded a non-cash goodwill impairment charge of $2.3 million for the period ended September 30, 2012 relating to our Instruments segment. Additionally, the Company incurred a large non-recurring increase in SG&A expenses. The increase stemmed from the Company’s internal review of the cash application, billing and internal controls at RMD. The Company conducted this review at the direction of the Audit Committee of the Board of Directors. The Company incurred approximately $466,000 in SG&A expenses associated with the review. As a result of the review, which has been satisfactorily completed, the Company has adopted certain improved practices and internal controls. We do not anticipate additional expenses for this matter.

As a result of the foregoing, our loss from operations for fiscal 2012 was $3.7 million, compared with income from operations of $2.3 million in fiscal 2011. The net loss for fiscal 2012 was $4.3 million, or $0.29 per share, compared with net income of $1.35 million, or $0.08 per share, in 2011.

During the year, we pursued several growth initiatives, including:

•	dual mode nuclear detector technology (which generated its first revenue in 2012);

•	biomedical technologies within the Dynasil Biomedical business unit, concentrating on hematology, hypothermic core cooling and tissue sealants;

•	patent portfolio, which we expanded during the year primarily within the Contract Research segment.

The Company is actively exploring commercialization opportunities in thin film digital x-rays, sensors for nondestructive testing and radiation dosimeters based on technologies developed at RMD. No determination has been made as to the Company’s entry into these market segments.

Results of Operations

Results of Operations for the Fiscal Year Ended September 30,

2012
	Contract Research	Optics	Instruments	Biomedical	Total

Revenue	24,270,675	17,456,436	6,054,752	105,287	47,887,150
Gross Profit	8,859,780	7,125,962	3,436,542	83,459	19,505,743
SG&A	9,523,642	5,548,421	4,915,723	939,149	20,926,935
Impairment of goodwill	-	-	2,284,499	-	2,284,499
Operating Income (Loss)	(663,862)	1,577,541	(3,763,680)	(855,690)	(3,705,691)
GM %	36.5%	40.8%	56.8%	79.3%	40.7%

Depreciation and Amortization	237,623	796,847	575,246	60,003	1,669,719
Capital expenditures	348,314	462,445	207,454	-	1,018,213

Intangibles, Net	366,853	960,821	5,135,634	239,997	6,703,305
Goodwill	4,938,625	1,300,463	4,015,072	-	10,254,160
Total Assets	12,870,151	11,588,145	12,537,403	469,729	37,465,428

Results of Operations for the Fiscal Year Ended September 30,

2011
	Contract Research	Optics	Instruments	Biomedical	Total

Revenue	24,874,088	15,839,205	6,238,373	-	46,951,666
Gross Profit	10,339,990	6,391,291	3,018,950	-	19,750,231
SG&A Costs	9,149,838	5,178,590	2,639,944	495,201	17,463,573
Operating Income (Loss)	1,190,152	1,212,700	379,007	(495,201)	2,286,658
GM %	41.6%	40.4%	48.4%	0.0%	42.1%

Depreciation and Amortization	147,687	581,464	503,922	-	1,233,073
Capital expenditures	284,098	915,978	343,186	-	1,543,262

Intangibles, Net	456,367	1,096,773	5,613,366	300,000	7,466,506
Goodwill	4,938,625	1,283,775	6,299,571	-	12,521,971
Total Assets	10,447,842	14,630,576	15,363,526	371,808	40,813,752

Revenue

Revenues for the fiscal year ended September 30, 2012 were $47,887,150. This represents an increase of 2.0% over revenues for the fiscal year ended September 30, 2011 of $46,951,666. Contract Research revenues declined by 2.4% as a result of lower billable costs. The contract revenue backlog for contract research continues to be strong and is approximately $36 million and contains about 42% SBIR grants as of September 30, 2012. The Company is actively pursuing alternative funding avenues to further reduce the percentage of work through the SBIR program. This includes contract research for commercial businesses rather than governmental agencies.

Revenues in the Optics segment increased by 10.2% to $17.5 million in fiscal 2012. New customers and new product growth initiatives continue to be pursued throughout this segment.

Revenues in the Instruments segment declined by 2.9% to $6.1 million in fiscal year 2012. We believe that customers have delayed purchases of our existing products in anticipation of the availability of the newly refreshed products which are not yet approved by the necessary regulatory agencies.

The Biomedical segment achieved its first revenues of $105,287, primarily through a technology development contract with the Mayo Clinic.

Gross Profit

Gross profit for fiscal year 2012 declined by 1.2% to $19,505,743 from the prior year amount of $19,750,231. Gross profit as a percentage of sales declined to 40.7% from 42.1% at September 30, 2011 as a result of lower gross margin in the Contract Research segment and mix changes between the segments.

Gross profit dollars declined by 14.3% for the Contract Research segment. Gross profit as a percentage of sales declined to 36.5% from 41.6%, due to losses incurred to complete contracts and costs incurred in excess of provisional contract rates. This decline in gross profit for Contract Research was offset by improvements in other segments. The Optics segment’s gross margin stayed relatively steady at 40.8% from 40.4%. The Instruments segment’s gross margin improved to 56.8% from 48.4% as a result of additional revenues derived, in part, from re-activating the radioactive source in our installed base of lead paint analyzer (“LPA”) products. The LPA units contain a tiny radioactive source which must be periodically refreshed. Instruments also sold three RadCam units during the year at high margin. A RadCam unit is a radiation detector married with a camera to provide a visual display of radioactive locations. Finally, the Biomedical segment had its first revenues, with small costs of goods sold.

Selling, General & Administrative (“SG&A”) Expenses

SG&A expenses increased by $3.5 million to $20,926,935 or 43.7% of sales, for fiscal year 2012, from $17,463,573 or 37.2% of sales for fiscal year 2011. All segments experienced SG&A increases at various levels. All segments shared in higher costs at the corporate level. Corporate level costs are allocated to each operating business unit. The main higher cost at the corporate level related to the Company initiating an internal review of the billing and accounting practices and internal controls at its RMD division. The Company conducted this review at the direction of the Audit Committee of the Board of Directors. The Company incurred a total of approximately $466,000 of such expenses, all of which are reflected in the fiscal year ended September 30, 2012. This investigation has been satisfactorily completed and, as a result, the Company has adopted certain improved practices and internal controls, and does not anticipate additional expenses for this matter.

Contract Research SG&A increased to 39.2% of sales in fiscal 2012 from 36.8% of sales in the prior year. This segment has incurred the costs for the previously disclosed severance agreement with the former President of RMD in the amount of $325,000. Costs were also incurred to increase resources to better handle internal processes and internal control matters.

SG&A within the Optics segment increased $369,831, and the margin declined slightly to 31.8% of sales in fiscal 2012 from 32.7% in the prior year.

The Instruments segment incurred the greatest increase in SG&A costs, increasing $2,275,779 over prior year to 81.2% of sales in fiscal 2012 compared to 42.3% of sales in prior year. This segment has two main product lines: a hand-held lead paint analyzer and a medical gamma probe used primarily in breast cancer treatment. Both product lines were in need of revitalization with new features and functionality to maintain their positions in the marketplace. The Company spent $1.3 million on research and development on the products and significant monies on sales and marketing efforts in advance of the new product launches. Administrative staff was also increased in anticipation of future higher volume. As of this date, the updated products, the new hand-held lead paint analyzer, LPXpro™, and the new wireless medical probe, the Navigator 2.0™, are awaiting regulatory approval so that they can be sold in the marketplace. Recent sales of existing products have suffered as a result. Steps have been taken to reduce costs while awaiting the regulatory approvals. These include downsizing the administrative staff – including replacement of the general manager for the segment – and reducing the scheduled hours of the production staff. Regulatory approvals are expected imminently, but the timing is yet unknown. There can be no assurance when or if the regulatory approvals will be obtained and additional delays could lead to a further deterioration of product revenues. At September 30, 2012, the Company recorded an impairment of goodwill in the amount of $2,284,499 associated with the Instruments segment.

Finally, we have a full year of costs from the Biomedical segment in fiscal year 2012 as compared to only six months of costs in fiscal year 2011. SG&A costs were $939,149 compared to $495,201 in fiscal 2011. These costs were incurred to advance the development of the three main technologies: hematology, hypothermic core cooling and tissue sealants. While we believe these technologies are progressing favorably, they remain in the early stages of development and there can be no assurance that we will be able to successfully bring any of them to market. In order to advance further development activities, we are exploring the availability of outside financing, including through a sale, licensing or joint venture involving one or more technologies, though we may not be able to secure any such financing arrangement on favorable terms or at all.

Net Interest Expense

Net interest expense decreased slightly to $639,096 in fiscal 2012 from $641,815 in fiscal 2011. There were offsetting components to the change. First, the Company continued to make regular payments of principal to Sovereign Bank, N.A. (“Sovereign” or the “Bank”) under the Loan and Security Agreement, dated July 7, 2010, as amended on April 1, 2011, April 12, 2012, and June 29, 2012 (the “Term Loan and the Acquisition Line of Credit”). With these periodic payments, debt was reduced by $1,860,678 during the year ended September 30, 2012. Offsetting this reduction in interest-bearing debt was new borrowings from Massachusetts Capital Resources Company on July 31, 2012 in the amount of $3.0 million. Proceeds of this borrowing were used to repurchase shares pursuant to the exercise of a contractual put right by a stockholder, in the amount of $1,857,546 with the remainder used for general working capital purposes. The new borrowings are subordinated to Sovereign’s senior debt. The new borrowings carry an interest rate of 10%.

Income Tax Expense

Total income tax expense decreased from a tax provision of $293,000 in fiscal 2011 to a tax benefit of ($41,000) in fiscal 2012. There were offsetting components to the net decrease. First, income (loss) before the provision for income taxes decreased significantly resulting in a reduction of current tax due for federal and state purposes as compared to the prior year. This decrease was offset by a full valuation allowance on the U.S. net deferred tax assets recorded during fiscal 2012. Additionally, the current year tax benefit from research and experimentation credits is lower as the federal research and experimentation credit is not extended as of September 30, 2012.

Net Income

The Company had a net loss of $4,303,766 for the year ended September 30, 2012 compared to net income of $1,351,645 for the fiscal year ended September 30, 2011. Lower operating results from higher costs, goodwill impairment and the valuation allowance on tax assets due to the going concern opinion all contributed to the current year loss.

Liquidity and Capital Resources

Liquidity Overview

On December 31, 2012, the Company announced it is in default of the financial covenants set forth in the terms of its outstanding indebtedness at September 30, 2012. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt. The Company continues to be current with all principal and interest payments due on all its outstanding indebtedness and management expects to continue discussions with its lenders to address the financial covenant situation.

These financial covenant defaults give the lenders the right to accelerate the maturity of the indebtedness outstanding and foreclose on any security interest. Furthermore, Sovereign Bank, N.A, the Company's senior lender, may, at its option, impose a default interest rate with respect to the senior debt outstanding, which is 5% higher than the rate otherwise in effect. To date, the lenders have not taken any such actions. However, the Company cannot predict when or whether a resolution of this situation will be achieved.

As of September 30, 2012, the Company had total indebtedness outstanding of approximately $12.0 million, consisting of approximately $9.0 million of senior debt owed to Sovereign Bank and approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company's indebtedness is secured by substantially all the accounts and assets of the Company and is guaranteed by its subsidiaries.

The causes for the covenant violations are lower revenue and higher than expected expenses in the Company's Dynasil Products and RMD divisions during the fiscal quarter ended September 30, 2012, combined with the continued investment in Dynasil Biomedical Corp. and the Company's Dual Mode nuclear detection initiative. In addition, the Company incurred a significant, non-recurring charge of approximately $466,000 to its selling, general and administrative expenses during that quarter related to costs incurred as a result of a review, under the direction of the Audit Committee of the Board, of certain cash application processes and billing practices of the RMD division. This investigation has been completed and has resulted in modifications in the division's practices and internal controls. The Company does not anticipate additional expenses for this matter.

Because of the uncertainty of any resolution of the covenant violations and possibility of an acceleration of the indebtedness by the lenders, the Company has reclassified all of its outstanding indebtedness to current classification in the financial statements for the year ended September 30, 2012 filed herewith. As a result, the Company's independent registered public accountants, McGladrey LLP, has included a "going concern" qualification in its audit opinion with respect to such financial statements.

The Company has recently taken and will continue to take actions to improve its liquidity, including the implementation of a number of initiatives designed to conserve cash, optimize profitability and right-size the cost structure of its various businesses. The Company has retained Argus Management Corporation and Mirus Capital as financial advisors to assist it in evaluating strategic and restructuring alternatives, including the potential sale of product lines and/or a Company division. While the Company is actively considering such strategic alternatives, there can be no assurances that any such transaction will occur, or, if a transaction is completed, it will be on terms favorable to the Company.

Net cash as of September 30, 2012 was $3,414,880 which was a decrease of $1,064,960 as compared to $4,479,840 at September 30, 2011. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

Net cash provided by operating activities

Net cash provided by operating activities was $741,915 for fiscal year 2012 versus $3,892,646 for fiscal year 2011. Fiscal year 2012 net loss was $4,303,766. There were non-cash expenses contained in the net loss which included stock compensation expense of $935,396, depreciation and amortization expense of $1,669,719 and the impairment of goodwill was $2,284,499. These major non-cash items totaled $4,889,614. Net changes in assets totaled $1,695,234. This included $986,133 in an increase in accounts receivable, net of unbilled accounts receivable. Days Sales Outstanding (“DSO”) increased to 63.3 days at September 30, 2012 from a record low of 46.1 days at September 30, 2011. Contract Research, the largest business segment, experienced an increase in DSO from prior year results of 35.8 days to 67.0 days at September 30, 2012. Expected improvements have yet to materialize and we continue efforts to streamline processes and improve collections. We do not believe that these internal procedural matters will ultimately affect the collectability of these receivables and accordingly, we have not made any increase in allowance for doubtful accounts for these receivable. DSO for the Optics segment was 50.9 days at September 30, 2012 compared with 49.5 days for the period in the prior year. The instruments segment’s DSO was 80.4 days at September 30, 2012 compared with a prior year DSO of 91.1 days. This segment has a portion of its revenues through distributors who usually have extended terms beyond net 30 days. Finally, the Biomedical segment has little revenue and a measure of DSO is not meaningful. Increases in assets were partially offset by net changes in liabilities of $1,503,514 for accounts payable, accrued expenses and deferred revenue.

Cash flows used in investing activities

Cash flows used in investing activities were $1,018,213 for fiscal 2012 compared with $1,843,262 for fiscal 2011. All expenditures in 2012 were made to purchase machinery and equipment and to invest in leasehold improvements. Fiscal year 2011 included $300,000 to acquire biomedical technologies by the newly created Dynasil Biomedical Corp. In fiscal 2012, the Contract Research segment used $348,314, primarily for leasehold improvements. The Optics segment used $462,445, primarily for replacement machinery and equipment. The Instruments segment used $207,454, primarily for machinery and equipment used in research, development and engineering. Biomedical had no capital expenditures. There are currently plans for capital expenditures of $1,511,000 during fiscal year 2013, depending on the availability of cash and/or financing. Due to the uncertainty with respect to the Company’s long-term financing arrangements, the Company is not able to determine whether financing will be available to fund these capital expenditures.

Cash flows from financing activities

Cash flows from financing activities used $711,701 of cash in fiscal 2012 and used $1,803,411 of cash in fiscal 2011. Fiscal 2012 included new financing in the amount of $3,000,000 under a Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”). The Company used $1,857,546 of the financing proceeds to repurchase shares of common stock pursuant to a put right exercised by Dr. Gerald Entine, a former owner of RMD and RMD Instruments, which required the repurchase of a total of 928,773 shares of Dynasil common stock held by Dr. Entine and certain affiliates (collectively “Entine”) for an aggregate purchase price of $1,857,546. This put right originated from the Company’s acquisition of RMD and RMD Instruments in July 2008 and is set forth in the Asset Purchase Agreement dated July 1, 2008 by and among the Company, RMD Instruments Corp., RMD Instruments, LLC and Entine. Transaction costs for the new financing used $56,600 in cash.

Finally, current year cash of $1,860,678 was used for regularly scheduled payments to Sovereign/Santander Bank under the five year term debt and acquisition line of credit.

Summary of Terms of Outstanding Indebtedness

Management expects to continue discussions with its lenders to address the financial covenant defaults as of September 30, 2012 as described above. The following is summary of the terms of the existing loan agreement in place with the Company’s senior lender, Sovereign Bank, and the terms of subordinated debt owed to Massachusetts Capital Resources Company.

Sovereign Bank Loan Agreement

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

Note Purchase Agreement – Massachusetts Capital Resource Company (“MCRC”)

As described above, the Company is currently in financial default under its note purchase agreement with MCRC.

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

“Off Balance Sheet” Arrangements

The Company has no “Off Balance Sheet” arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company's primary reporting units tested for impairment are RMD, which comprises our Contract Research segment, Dynasil Products (also known as RMD Instruments), which comprises our Instruments segment, and Hilger Crystals, which is a component of the Optics segment.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2012, step one of the testing determined the estimated fair value of RMD substantially exceeded its carrying value by more than 20%. The estimated fair value of the Hilger Crystals reporting unit exceeded its carrying value but the carrying value of the Dynasil Products reporting unit exceeded its estimated fair value. As a conservative measure, the Company undertook step two analyses by performing essentially a new purchase price allocation as of the date of the impairment test for both Hilger Crystals and Dynasil Products. To assist in developing the assumptions and methodologies, the Company uses the services of an independent consulting firm to determine the values of both originally recognized assets and any new assets that may have been unrecognized at the time of the original transaction, but were developed between the acquisition date and the test date. For Hilger Crystals, the result was confirmation that the new residual value of goodwill is higher than the carrying value. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary. For Dynasil Products, under step two, the income method was used to allocate the fair values of all of the assets and liabilities of this reporting unit, with the remaining residual fair value allocated to goodwill. As the carrying value of goodwill exceeded the new residual fair value of goodwill, the Company recorded a pre-tax impairment loss of $2,284,499 in the fourth quarter of 2012.

During the fourth quarter of 2011, The Company completed our annual goodwill impairment reviews with no impairments to the carrying values identified. As such, there was no impairment charge during the year ended September 30, 2011.

Impairment of Long-Lived Assets

The Company's long-lived assets include property, plant and equipment and intangible assets subject to amortization. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. The Company reviewed its long-lived assets and determined there was no impairment charge during the years ended September 30, 2012 and 2011.

Intangible Assets

The Company's intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of Hilger Crystals, customer relationships and trade names of Dynasil Products, acquired backlog and know-how of Radiation Monitoring Devices, Inc., and provisionally patented technologies within Dynasil Biomedical Corp.

Dynasil estimates the fair value of indefinite-lived intangible assets using an income approach, and recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value. During the fourth quarter of fiscal year 2012, the Company conducted its annual impairment review of indefinite-lived intangible assets with no impairments to the carrying values identified.

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying value, the intangible assets with finite lives are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of these assets and the fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the fourth quarter of fiscal year 2012, the Company conducted its annual impairment review of definite lived intangible assets with no impairments to the carrying values identified.

During the fourth quarter of 2011, the Company completed its annual intangible asset impairment review with no impairments to the carrying values identified. As such, no impairment charge was recorded during the year ended September 30, 2011.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company believes it is more likely than not that these carry-forwards will not be realized and, therefore, a valuation allowance has been applied.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our default under the financial covenants under our loan agreement with Sovereign Bank and Massachusetts Capital Resource Company, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to resolve our current default under our outstanding indebtedness, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, our ability to address our material weaknesses in our internal controls, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Annual Report on Form 10-K, including the risk factors contained in Item 1a, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynasil Corporation of America and Subsidiaries

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheet of Dynasil Corporation of America and Subsidiaries (the Company) as of September 30, 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynasil Corporation of America and Subsidiaries as of September 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of September 30, 2012, the Company is in default with the financial covenants set forth in the terms of its outstanding loan agreements (and anticipates entering into a forbearance arrangement with its lenders) and sustained a substantial loss from operations for the year ended September 30, 2012. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey LLP

Boston, Massachusetts

January 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynasil Corporation of America and Subsidiaries

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of Dynasil Corporation of America and Subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. Dynasil Corporation of America and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynasil Corporation of America and Subsidiaries as of September 30, 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey

December 29, 2011

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 and 2011

	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$3,414,880	$4,479,840
Accounts receivable, net of allowance for doubtful accounts of $146,210 and $182,634 and sales returns allowance of $51,860 and $18,356 at September 30, 2012 and September 30, 2011, respectively.	5,475,142	3,388,237
Costs in excess of billings and unbilled receivables	1,735,798	2,857,142
Inventories, net of reserves	3,271,700	3,250,539
Deferred tax asset	126,187	1,119,800
Prepaid expenses and other current assets	1,334,649	771,564
Total current assets	15,358,356	15,867,122

Property, Plant and Equipment, net	4,984,150	4,860,328

Other Assets
Intangibles, net	6,703,305	7,466,506
Goodwill	10,254,160	12,521,971
Deferred financing costs, net	165,457	150,656
Total other assets	17,122,922	20,086,302

Total Assets	$37,465,428	$40,813,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$11,984,492	$1,859,728
Accounts payable	2,416,397	2,088,395
Deferred revenue	694,672	-0-
Accrued expenses and other liabilities	2,809,580	2,368,829
Total current liabilities	17,905,141	6,316,952

Long-term Liabilities
Long-term debt, net of current portion	-0-	8,985,442
Pension liability	345,443	113,344
Deferred tax liability	371,256	1,208,803
Total long-term liabilities	716,699	10,254,758

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 and 2011 (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	2012	2011

Temporary Equity
Redeemable common stock, at redemption value of $2 per share; put option on 0 shares and 1,000,000 issued and outstanding at September 30, 2012 and September 30, 2011, respectively.	$0	$2,000,000

Stockholders' Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively, 10% cumulative, convertible.	-0-	-0-

Common stock, $0.0005 par value, 40,000,000 shares authorized, 15,610,517 and 15,393,053 shares issued, 14,800,357 and and 14,582,893 shares outstanding at September 30, 2012 and September 30, 2011, respectively.	7,805	7,696
Additional paid in capital	17,037,618	15,896,755
Accumulated other comprehensive income	61,906	297,566
Retained earnings	2,722,601	7,026,367
	19,829,930	23,228,384
Less 810,160 and 810,160 shares of treasury stock - at cost at September 30, 2012 and September 30, 2011, respectively	(986,342)	(986,342)
Total stockholders' equity	18,843,588	22,242,042

Total Liabilities and Stockholders' Equity	$37,465,428	$40,813,752

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

	2012	2011
Net revenue	$47,887,150	$46,951,666
Cost of revenue	28,381,407	27,201,435
Gross profit	19,505,743	19,750,231
Selling, general and administrative expenses	20,926,935	17,463,573
Impairment of goodwill	2,284,499	-0-
Income (loss) from operations	(3,705,691)	2,286,658
Interest expense, net	639,096	641,815
Income (loss) before income tax (benefit) provision	(4,344,787)	1,644,843
Income tax (benefit) provision	(41,021)	293,198
Net income (loss)	$(4,303,766)	$1,351,645

Net income (loss)	$(4,303,766)	$1,351,645
Other comprehensive income (loss):
Increase in pension liability, net of tax	$(345,443)	-0-
Foreign currency translation	109,783	147,404
Total comprehensive income (loss)	$(4,539,426)	$1,499,049

Net income (loss)	$(4,303,766)	$1,351,645
Dividends on preferred stock	-0-	116,646
Net income (loss) attributable to common stockholders	$(4,303,766)	$1,234,999

Basic net income (loss) per common share	$(0.29)	$0.08
Diluted net income (loss) per common share	$(0.29)	$0.08

Weighted average shares outstanding
Basic	14,811,294	14,932,226
Diluted	14,811,294	15,127,004

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

						Accumulated
					Additional	Other				Total
	Preferred	Preferred	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance, September 30, 2010	5,256,000	5,256	12,482,356	6,241	15,025,941	150,162	5,791,368	810,160	(986,342)	19,992,626
Issuance of shares of common stock under employee stock purchase plan	-0-	-0-	28,758	15	95,275	-0-	-0-	-0-	-0-	95,290

Stock-based compensation costs	-0-	-0-	497,608	248	603,194	-0-	-0-	-0-	-0-	603,442
Exercise of options by non-director to purchase common stock	-0-	-0-	15,973	8	(8)	-0-	-0-	-0-	-0-	-0-
Exercise of options by director to purchase common stock	-0-	-0-	198,650	99	(88)	-0-	-0-	-0-	-0-	11
Issuance of shares of common stock for conversion of Series C preferred stock	(5,256,000)	(5,256)	2,102,400	1,051	4,205	-0-	-0-	-0-	-0-	-0-
Issuance of shares of common stock in lieu of Series C preferred stock dividends	-0-	-0-	67,308	34	168,236	-0-	-0-	-0-	-0-	168,270

Preferred stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(116,646)	-0-	-0-	(116,646)

Foreign currency translation adjustment	-0-	-0-	-0-	-0-	-0-	147,404	-0-	-0-	-0-	147,404

Net income	-0-	-0-	-0-	-0-	-0-	-0-	1,351,645	-0-	-0-	1,351,645
Balance, September 30, 2011	-0-	$0	15,393,053	$7,696	$15,896,755	$297,566	$7,026,367	810,160	$(986,342)	$22,242,042
Issuance of shares of common stock under employee stock purchase plan	-0-	-0-	47,440	24	63,098	-0-	-0-	-0-	-0-	63,122

Stock-based compensation costs	-0-	-0-	57,592	29	935,367	-0-	-0-	-0-	-0-	935,396
Exercise of options by director to purchase common stock	-0-	-0-	41,205	21	(21)	-0-	-0-	-0-	-0-	-0-

Expiration of put shares	-0-	-0-	71,227	35	142,419	-0-	-0-	-0-	-0-	142,454

Adjustment for increase in pension liability, net of tax	-0-	-0-	-0-	-0-	-0-	(345,443)	-0-	-0-	-0-	(345,443)

Foreign currency translation adjustment	-0-	-0-	-0-	-0-	-0-	109,783	-0-	-0-	-0-	109,783

Net loss	-0-	-0-	-0-	-0-	-0-	-0-	(4,303,766)	-0-	-0-	(4,303,766)
Balance, September 30, 2012	-0-	$0	15,610,517	$7,805	$17,037,618	$61,906	$2,722,601	810,160	$(986,342)	$18,843,588

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	($4,303,766)	$1,351,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	935,396	563,443
Foreign exchange loss	30,602	-0-
Contingent consideration adjustment	(17,376)	(95,887)
Depreciation and amortization	1,669,719	1,233,073
Noncash interest expense	41,799	39,912
Provision for doubtful accounts and sales returns	-0-	26,110
Inventory reserves	76,981	-0-
Deferred income taxes	166,920	128,471
Impairment of goodwill	2,284,499	-0-
(Increase) decrease in:
Accounts receivable, net	(2,107,477)	497,337
Costs in excess of billings	1,121,344	(273,083)
Inventories	(134,449)	(153,320)
Prepaid expenses and other current assets	(574,652)	(175,914)
Increase (decrease) in:
Accounts payable	338,205	151,238
Accrued expenses and other liabilities	470,637	599,621
Deferred revenue	694,672	-0-
Net cash provided by operating activities	741,915	3,892,646

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,018,213)	(1,543,262)
Cash paid for acquisition of Biomedical Technologies	-0-	(300,000)
Net cash used in investing activities	(1,018,213)	(1,843,262)

Cash flows from financing activities:
Proceeds from issuance of common stock	63,122	135,302
Payment of debt issuance costs	(56,600)	-0-
Repayment of long-term debt	(1,860,678)	(1,858,943)
Proceeds from long term debt	3,000,000	-0-
Buy back of common stock	(1,857,546)	-0-
Preferred stock dividends paid	-0-	(79,770)
Net cash used in financing activities	(711,702)	(1,803,411)

Effect of exchange rates on cash and cash equivalents	(28,099)	121,901

Net change in cash and cash equivalents	(1,064,960)	367,874

Cash and cash equivalents, beginning	4,479,840	4,111,966
Cash and cash equivalents, ending	$3,414,880	$4,479,840

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 1 – Nature of Operations and Ability to Continue as a Going Concern

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

Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has failed to comply with the financial covenants set forth in the terms of its outstanding agreements and sustained a substantial loss from operations. These factors raise substantial doubt over the Company’s ability to continue as a going concern.

The Company is in default of the financial covenants set forth in the terms of its outstanding indebtedness for its fiscal fourth quarter ended September 30, 2012. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt. A default gives the lenders the right to accelerate the maturity of the indebtedness outstanding. Furthermore, Sovereign Bank, N.A, the Company’s senior lender, may, at its option, impose a default interest rate with respect to the senior debt outstanding, which is 5% higher than the rate otherwise in effect. To date, the lenders have not taken any such actions. However, the Company cannot predict when or whether a resolution of this situation will be achieved.

The Company is current with all principal and interest payments due on all its outstanding indebtedness, through January 15, 2013, the date of this filing, and management is actively engaged in discussions with its senior lender to address the financial covenant situation.

Because of the uncertainty of any resolution of the covenant violations and possibility of an acceleration of the indebtedness by the lenders, the Company has reclassified all of its outstanding indebtedness as a current liability for the fiscal year ended September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and positive cash flows and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they become due.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has recently taken and will continue to take actions to improve its liquidity, including the implementation of a number of initiatives designed to conserve cash, optimize profitability and right-size the cost structure of its various businesses. The Company has retained Argus Management Corporation and Mirus Capital as financial advisors to assist it in evaluating strategic and restructuring alternatives, including the potential sale of product lines and/or a Company division. While the Company is actively considering such strategic alternatives, there can be no assurances that any such transaction will occur, or, if a transaction is completed, it will be on terms favorable to the Company. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America (“Dynasil” or the “Company”) and its wholly-owned subsidiaries: Optometrics Corporation (“Optometrics”), Dynasil International Incorporated, Hibshman Corporation, Evaporated Metal Films Corp (“EMF”), Dynasil Products, formerly known as RMD Instruments Corp. (“Dynasil Products”), Radiation Monitoring Devices, Inc (“RMD”), Hilger Crystals, Ltd (“Hilger”) and Dynasil Biomedical Corp (“Dynasil Biomedical”). All significant intercompany transactions and balances have been eliminated.

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

Government funded services revenues from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees. Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts. Recognition of losses on projects is taken as soon as the loss is reasonably determinable. The Company has an accrual for contract losses in the amount of $90,162 and $0 as of September 30, 2012 and 2011, respectively.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been minimal, within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any significant customers could have a material adverse effect on the collectability of accounts receivable and future operating results. When all collection efforts have failed and it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net revenue and corresponding shipping and handling costs incurred in cost of revenues. These amounts were approximately $94,852 and $71,125 during the years ended September 30, 2012 and 2011, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, department supplies, direct project costs and other related costs. Research and development costs incurred during the years ended September 30, 2012 and 2011 were $25,235,228 and $23,985,088, respectively. Substantially all of these research and development costs relate to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2012 and 2011 were $15,410,859 and $14,945,521, respectively. Remaining amounts are recorded within selling, general and administrative expenses on the consolidated statements of operations.

Costs in Excess of Billings and Unbilled Receivables

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within selling, general and administrative expenses on the consolidated statements of operations. Such costs aggregated approximately $393,040 and $315,549 for the years ended September 30, 2012 and 2011, respectively.

Inventories

Inventories are stated at the lower of average cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes material, labor and overhead. Inventories consist primarily of raw materials, work-in-process and finished goods.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Inventories (continued)

A significant decrease in demand for the Company's products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, as technologies change or new products are developed, product obsolescence could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the inventory and reported operating results. The Company records, as a charge to cost of revenues, any amounts required to reduce the carrying value to net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or at fair market value for acquired assets. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.

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

Goodwill

The Company annually assesses goodwill impairment at the end of the fourth quarter of the fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit. The reporting units have been determined as RMD which is the Contract Research reportable segment, Dynasil Products which is the Instruments reportable segment and Hilger Crystals, which is a component of the Optics reportable segment. The Company compares the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value is less than its carrying value, then the Company performs a second step and determines the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge is recorded to earnings.

To determine the fair value of each of the reporting units as a whole, the Company uses a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flow analyses are based on financial forecasts developed internally by management. The discount rate assumptions are based on an assessment of the Company’s risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of the determined fair values of the reporting units, the Company evaluates its results against its current market capitalization.

In addition, the Company evaluates a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

•	a significant adverse change in legal status or in the business climate,

•	an adverse action or assessment by a regulator,

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill (continued)

•	a more likely than not expectation that a segment or a significant portion thereof will be sold, or

•	the testing for recoverability of a significant asset group within the segment.

In connection with the annual fair value test of goodwill, performed at the end of the fourth quarter of fiscal year 2012, the step one analysis indicated that the fair value of Dynasil Products was less than its carrying value. The Company proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of Dynasil Products to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was less than its carrying value. As a result, the Company recognized a non-cash, pre-tax charge of $2,284,499 as impairment during the year ended September 30, 2012. See Note 7 for further discussion.

Intangible Assets

The Company's intangible assets consist of acquired customer relationships, trade names, acquired backlog, know-how and provisionally patented technologies. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.

The Company has a trade name related to its UK subsidiary that has been determined to have an indefinite life and is therefore not subject to amortization and is reviewed at least annually for potential impairment. The fair value of the Company’s trade name is estimated and compared to its carrying value to determine if impairment exists. The Company estimates the fair value of this intangible asset based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of this asset. This approach is dependent on a number of factors, including estimates of future sales, royalty rates in the category of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could materially affect the Company’s future financial results.

Recovery of Long-Lived Assets

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, customer relationships, trade names, backlog, know-how and provisionally patented technologies. Events or changes in circumstances that may indicate that an asset may be impaired include the following:

•	a significant decrease in the market price of an asset or asset group,

•	a significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition,

•	a significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator,

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset,

•	a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group,

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Recovery of Long-Lived Assets (continued)

•	a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or

•	an impairment of goodwill at a reporting unit.

If an impairment indicator occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. The Company groups its long-lived assets for this purpose at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.

To determine fair value the Company uses discounted cash flow analyses and estimates about the future cash flows of the asset or asset group. This analysis includes a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flow analyses are typically based on financial forecasts developed internally by management. The discount rate used is commensurate with the risks involved. The Company may also rely on third party valuations and or information available regarding the market value for similar assets.

If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized.

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. The Company classifies assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. There were no transfers between levels for all periods presented. The three levels are defined as follows:

•	Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2: Observable inputs based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.
•	Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

At September 30, 2012, the Company’s assets recorded at fair value on a nonrecurring basis include goodwill. See Notes 7 and 8 for fair value and related fair value disclosures for goodwill at September 30, 2012.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

 The FASB fair value guidance also applies to certain assets that indirectly impact the consolidated financial statements, including pension plan assets. While the Company does not have direct control over these assets, the Company is indirectly impacted by subsequent fair value adjustments to these assets and the actual return on these assets not only affects the net periodic benefit cost but also the amount included in the consolidated balance sheet. The Company uses the fair value hierarchy to measure the fair value of assets held in the pension plan. See Note 12 for related fair value disclosures.

Deferred Financing Costs

Deferred financing costs, net of $165,457 and $150,656 at September 30, 2012 and 2011 include accumulated amortization of $90,697 and $48,898, respectively. Amortization expense for the years ended September 30, 2012 and 2011 was $41,799 and $39,912, respectively, and was recorded as interest expense. Future amortization will be $51,228 in fiscal 2013 and fiscal 2014, $42,236 in fiscal 2015, $11,316 in fiscal 2016 and $9,449 in fiscal 2017.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended September 30, 2012 and 2011 was $118,250 and $246,426.

Deferred Rent

Deferred rent consists of the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period. Deferred rent is recorded as a reduction to rent expense over the term of the lease. Deferred rent was $48,833 and $96,840 as of September 30, 2012 and 2011 and is included in accrued expenses and other liabilities.

Retirement Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”).  Pursuant to the 401k Plans, employees may contribute up to the maximum amount allowed by the 401k Plans or by law.  The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s EMF subsidiary has a defined benefit pension plan covering hourly employees.  The plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen.  The Company may make contributions to the plan to satisfy minimum Employee Retirement Income Security Act (“ERISA”) funding requirements. Pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, the Company uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate.

The projected unit credit cost method is used to calculate each member’s plan benefit as it accrues recognizing future salary increases (if applicable) to assumed retirement age. Each member’s service cost is the present value of the benefit which will accrue during the year using expected future salary for salary related benefits. The projected benefit obligation (PBO) is the present value of projected benefits based on service accrued to date. In accordance with authoritative guidance, the Company recognizes the funded status of the plan in its financial statements and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic cost, as a component of other comprehensive income, net of tax.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

Dynasil Corporation of America and its wholly owned U.S. subsidiaries file a consolidated federal income tax return and various state returns. The Company’s U.K. subsidiary files tax returns in the U.K.

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

In assessing the ability to realize the net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and projections of future taxable income, to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the Company’s current losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of September 30, 2012 and 2011, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings Per Common Share

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

For the year ended September 30, 2012, 922,317 shares of potential common stock related to restricted stock and stock options were excluded from the calculation of dilutive shares since there was a loss from operations and the inclusion of potential shares would be anti-dilutive. If the Company had not been in a loss position as of September 30, 2012, 127,834 shares of restricted stock would have been considered in the denominator used to calculate diluted earnings per common share.

For purposes of computing diluted earnings per share for the year ended September 30, 2011, 194,778 common share equivalents were assumed to be outstanding.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Common Share (continued)

The computations of the weighted shares outstanding for the years ended September 30 are as follows:

	2012	2011
Weighted average shares outstanding
Common Stock	14,811,294	14,932,226
Effect of dilutive securities Stock Options	-0-	194,778
Dilutive Average Shares Outstanding	14,811,294	15,127,004

Stock Based Compensation

Stock-based compensation cost is measured using the fair value recognition provisions of the FASB authoritative guidance, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on estimated fair values. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period of the award.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated comprehensive income (loss) represents cumulative translation adjustments related to Hilger Crystals, the Company’s foreign subsidiary and cumulative adjustments pertaining to the Company’s Defined Benefit Pension Plan. The Company presents comprehensive income and losses in the consolidated statements of operations and comprehensive income (loss).

Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for fixed rate long-term debt and variable rate long term debt approximate fair value because the underlying instruments are primarily at current market rates available to the Company for similar borrowings.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. In the normal course of business, the Company extends credit to certain customers. Management performs initial and ongoing credit evaluations of their customers and generally does not require collateral.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2012 and 2011, approximately $1,608,073 and $1,762,872 or 28% and 24% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2012 and 2011, the Company's uninsured bank balances totaled $3,022,713 and $3,308,182. The Company has not experienced any significant losses on its cash and cash equivalents.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. In addition, the new guidance requires consecutive presentation of the statement of net income and other comprehensive income with the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which is an update to ASU 2011-05. This amendment indefinitely defers the guidance relating to the presentation of reclassification adjustments. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 effective March 31, 2012 with the effect being a change in financial statement presentation. The Company will adopt ASU 2011-12 on October 1, 2012. The Company does not expect the adoption of the new disclosure requirements to have a material impact on its disclosures or consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 211-08”), Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in Topic 350 must be performed. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This new standard will be effective for the Company beginning in fiscal 2013. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure regarding fair value between U.S. GAAP and International Financial Reporting Standards. Specifically, the amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity's shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. This new standard will be effective for the Company beginning in fiscal 2013 and the Company does not expect the adoption to have a material impact on its consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year financial statement presentation.

Note 3 – Business Acquisitions – Dynasil Biomedical

On April 14, 2011, Dynasil announced the incorporation of Dynasil Biomedical Corp. as a new business unit to pursue opportunities in the medical field. It is located in Rochester, Minnesota and Dr. Daniel Ericson joined Dynasil Biomedical as Scientific Lead with responsibility for research and development. Dynasil Biomedical completed the purchase of Dr. Ericson’s rights to six biomedical technologies invented or co-invented by him for a purchase price of $300,000, together with certain rights to royalty and milestone payments if these technologies are successfully developed. Dr. Ericson previously worked at the Mayo Clinic and several of the assigned technologies are jointly owned with that institution. The total purchase price of $300,000 was allocated to identifiable intangible assets based on the estimated fair value. The acquisition was not material; therefore, no proforma disclosures are presented in the consolidated financial statements. The results of Dynasil Biomedical have been included in the consolidated financial statements from April 14, 2011, the effective date of the acquisition.

Note 4 – Inventories

Inventories, net of reserves, at September 30, 2012 and 2011 consisted of the following:

	September 30,	September 30,
	2012	2011
Raw Materials	$2,096,681	$2,149,401
Work-in-Process	885,328	757,709
Finished Goods	289,691	343,429
	$3,271,700	$3,250,539

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 5 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2012 and 2011 consist of the following:

	2012	2011
Land	$185,445	$182,812
Building and improvements	3,381,094	2,843,843
Machinery and equipment	7,173,520	6,892,690
Office furniture and fixtures	437,755	264,689
Transportation equipment	53,419	53,419
	11,231,234	10,237,453
Less accumulated depreciation	(6,247,084)	(5,377,125)
	$4,984,150	$4,860,328

Depreciation expense for the years ended September 30, 2012 and 2011 was $865,789 and $636,253.

Note 6 – Intangible Assets

Intangible assets at September 30, 2012 and 2011 consist of the following:

	Useful	Gross	Accumulated
September 30, 2012	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$7,858,775	$2,257,533	$5,601,242
Know How	15	512,000	145,147	366,853
Trade Names	15 - Indefinite	558,435	63,222	495,213
Backlog	4	182,000	182,000	-0-
Biomedical Technologies	5	300,000	60,003	239,997
		$9,411,210	$2,707,905	$6,703,305

	Useful	Gross	Accumulated
September 30, 2011	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$7,830,117	$1,617,596	$6,212,521
Know How	15	512,000	110,933	401,067
Trade Names	15 - Indefinite	546,240	48,622	497,618
Backlog	4	182,000	126,700	55,300
Biomedical Technologies	5	300,000	-0-	300,000
		$9,370,357	$1,903,851	$7,466,506

Amortization expense for the years ended September 30, 2012 and 2011 was $802,511 and $596,820 respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Acquired Customer Base	$542,615	$542,615	$542,615	$542,615	$542,615	$2,888,167	$5,601,242
Know How	34,133	34,133	34,133	34,133	34,133	$196,188	366,853
Trade Names	14,600	14,600	14,600	14,600	14,600	$422,213	495,213
Biomedical Technologies	60,000	60,000	60,000	59,997	-0-	-0-	239,997
	$651,348	$651,348	$651,348	$651,345	$591,348	$3,506,568	$6,703,305

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 7 – Goodwill

The changes to goodwill during the year ended September 30, 2012 are summarized as follows:

	Contract
	Research	Optics	Instruments	Total
Goodwill at September 30, 2011	$4,938,625	$1,283,775	$6,299,571	$12,521,971
Goodwill impairment on Dynasil Products	-	-	(2,284,499)	(2,284,499)
Currency translation on Hilger Crystals	-	16,688	-	16,688
Goodwill at September 30, 2012	$4,938,625	$1,300,463	$4,015,072	$10,254,160

The Company performs an annual assessment of goodwill impairment at the end of the fourth quarter of the fiscal year. The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.

In the Step 1 testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which have been determined to be RMD, Dynasil Products and Hilger Crystals. The estimated fair value of each reporting unit is compared with the carrying value of the net assets assigned to each reporting unit. The sum of the fair values of the reporting units is reconciled to the Company’s market capitalization (based on the Company’s stock price) plus an estimated control premium. The discounted cash flow method is used to measure the fair value of the Company’s equity under the income approach for each reporting unit. Determining the fair value using a discounted cash flow method requires significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. The Company’s estimates are based upon historical experience, current market trends, projected future volumes and other information. The Company believes that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value. In estimating future cash flows, the Company relies on internally generated projections for a defined time period for revenue and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows is used to calculate a terminal value after the explicit projection period. The future projected cash flows for the discrete projection period and the terminal value are discounted at a risk adjusted discount rate to determine the fair value of the reporting unit.

In fiscal year 2012, the Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity for the Dynasil Products reporting unit, thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test. The reasons for this outcome were the continued deterioration of the equity and credit markets and the economy and lower operating projections and their related impact on (i) projected near term cash flows and (ii) an increase in the Company’s risk adjusted discount rate.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. The Company estimates the fair value of several tangible and intangible assets during the process that are valued during this process. Intangible assets included customer relationships and trade names. For intangible assets, the Company selected an income approach to value the customer relationships, and trade names. The customer relationships are valued using the multi-period excess earnings method under the income approach, which estimates the fair value of the asset by discounting the future projected earnings of the asset to present value as of the valuation date. The trade names were valued using a relief from royalty method.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 7 – Goodwill (continued)

The Step 2 test performed as of September 30, 2012 resulted in the impairment of goodwill of $2,284,499.  As a result the Company recognized a non-cash pre-tax charge of $2,284,499 for the quarter ended September 30, 2012, to write-off a portion of the carrying value of the Dynasil Products goodwill. The Company also performed a sensitivity analysis on certain key assumptions in the Step 2 test. Changes in the underlying assumptions were not deemed to have a material impact on the conclusion.

As of September 30, 2012, the Company determined that the indicated fair value of the RMD reporting unit exceeds its carrying value by more than 19% which the Company believes substantially exceeds the carrying value.  The indicated fair value of the Hilger Crystals reporting unit exceeded its carrying value by 17%.

The Step 1 test for the RMD reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions.  The Company relied on a weighted average cost of capital of approximately 13% for this reporting unit which takes into consideration certain industry and specific premiums.  The Company utilized a long term growth rate of approximately 3.0% for this reporting unit which considers industry research and management’s representations as to the prospects for long term growth in this industry.  The long term growth assumed in the model represents consistent growth.  The Company assumed a tax rate of 38.5% in the model which is based on our historical effective tax rate with some consideration given to rates observed within the industry as well.

The Step 1 test for the Hilger Crystal reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions.  The Company relied on a weighted average cost of capital of 17.28% for this reporting unit which takes into consideration certain industry and specific premiums.  The Company utilized a long term growth rate of approximately 3.0% for this reporting unit which considers industry research and management’s representations as to the prospects for long term growth in this industry.  The long term growth assumed in the model represents consistent growth.  The Company assumed a tax rate of 24.0% in the model which is based on our historical effective tax rate with some consideration given to rates observed within the industry as well.

Note 8 – Fair Value Measurement

Assets measured at fair value on a nonrecurring basis at September 30, 2012 included the following:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2012	Level 1	Level 2	Level 3
Goodwill (Dynasil Products Reporting Unit)	$4,015,072	-	-	$4,015,072

Goodwill for the Dynasil Products reporting unit was deemed to be impaired and written down to its fair value of $4,015,072 at September 30, 2012. The fair value measurement was calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy.  The amount and timing of future cash flows was based on the Company’s most recent operational budgets.  The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Note 2 for additional disclosures on goodwill impairment.

There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2011.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 9 – Debt

Bank Debt

The Company has a Loan and Security Agreement (the "Bank Loan Agreement") with Sovereign Bank, N.A. (“Sovereign”, the “Bank” or the “Lender”) that provides three borrowing facilities: a five-year $9 million term loan (the "Term Loan") at an interest rate of 5.58%; a $3 million working capital line of credit (the "Working Capital Line of Credit") at an interest rate of Prime or one month LIBOR plus 2.75% and a monthly fee calculated at the rate of 0.25% per annum of the unused Working Capital Line of Credit; and a $5 million acquisition line of credit (the "Acquisition Line of Credit") at an interest rate of one month LIBOR plus 3.5% and a monthly fee calculated at the rate of 0.25% per annum of the unused Acquisition Line of Credit. Interest on advances under the Working Capital Line of Credit is payable monthly and such advances were required to be repaid in full by July 7, 2012 in accordance with the terms of the agreement.  The Acquisition Line of Credit is available to Dynasil for future acquisitions under the terms specified in the Bank Loan Agreement.  Advances under the Acquisition Line of Credit are repayable monthly based on a 7-year straight line amortization plus interest, with a balloon payment due on July 7, 2015.

Dynasil's obligations under the Bank Loan Agreement are guaranteed by EMF, Optometrics, Dynasil Products, RMD Research and Dynasil and each of such subsidiaries have granted the bank a security interest in substantially all its personal property.  In addition, EMF has granted a mortgage in the Bank's favor as to EMF's leasehold property in Ithaca, New York and 65% of the outstanding shares of Hilger are pledged as collateral to the Bank. The Bank Loan Agreement also requires maintenance of certain financial and nonfinancial covenants.

The Term Loan is to be repaid with equal principal payments of $107,142.85 per month plus interest and matures on July 7, 2015.

The Company borrowed $4 million under the Acquisition Line of Credit to fund the acquisition of Hilger Crystals in July 2010.  The Acquisition Loan is to be repaid with equal principal payments of $47,619 per month and matures on July 7, 2015.

As of September 30, 2012, the Company had no funds available under the Working Capital or Acquisition Lines of Credit. As of September 30, 2011, the Company had $3,000,000 and $1,000,000 available under the Working Capital and Acquisition Lines of Credit, respectively.

On June 29, 2012, the Company entered into a letter agreement (the “Waiver Letter”) with the Bank as well as Amendment No. 3 to the Loan and Security Agreement, dated July 7, 2010 as amended on April 1, 2011 and April 12, 2012 (the “Original Loan Agreement”). Under the Waiver Letter, the Lender agreed to waive non-compliance by the Company with certain financial covenants under the Bank Loan Agreement as of June 30, 2012, subject to the Company’s compliance with the terms of Amendment No. 3, including the requirement that the Company would raise, on or before September 30, 2012, at least $2,000,000 in gross proceeds from the sale of its capital stock and/or the incurrence of new indebtedness which is subordinated to the indebtedness in favor of the Lender, on terms and conditions acceptable to the Lender in its sole discretion.

Amendment No. 3 to the Bank Loan Agreement also included revisions to certain financial covenants as follows.

•	Amendment to Leverage Ratio Covenants

For the Consolidated Maximum Leverage Ratio (Consolidated Total Funded Debt to Consolidated EBITDA, as defined in the Amendment), the Amendment (i) revised the required ratio for September 30, 2012 from 3.25x to 4.5x; (ii) revised the required ratio for December 31, 2012 from 3.00x to 4.5x; and (iii) revised the required ratio for March 31, 2013 and for each rolling four quarters thereafter from 3.00x to 4.0x.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 9 – Debt (continued)

Bank Debt (continued)

The Amendment also includes a new Consolidated Maximum Adjusted Leverage Ratio covenant, which is Consolidated Total Funded Debt (excluding subordinated debt) to Consolidated EBITDA, as defined in the Amendment. The Amendment requires the Company to maintain a Consolidated Maximum Adjusted Leverage Ratio equal to or less than (i) 3.25x to 1.00x for each of the rolling four quarter periods ending on September 30, 2012 and December 31, 2012, and (ii) 3.00x to 1.00x for each rolling four quarter period ending on or after March 31, 2013.

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

The Consolidated Fixed Charge Coverage Ratio is defined as Consolidated EBITDA (as defined in the Amendment) for the applicable period divided by the sum of (a) the Company’s consolidated interest expense for such period, plus (b) the aggregate principal amount of scheduled payments on the Company’s indebtedness made during such period (excluding any repayment of the Entine Indebtedness discussed below), plus (c) the sum of all cash dividends and other cash distributions to the Company’s shareholders during such period, plus (d) the sum of all taxes paid in cash by the Company during such period, less (e) up to $75,000 paid to the IRS, to the extent characterized as interest expense, in connection with certain historical tax filings (the “IRS Payments”).

For the purposes of calculating the Consolidated Fixed Charge Coverage Ratio, Consolidated EBITDA will be (i) at September 30, 2012, the actual Consolidated EBITDA for the 3 months then ended times 4; (ii) at December 31, 2012, the actual Consolidated EBITDA for the 6 months then ended times 2; and (iii) at March 31, 2013, the actual Consolidated EBITDA for the 9 months then ended times 4/3 (provided that the add-backs for Entine Indebtedness discussed below repayment and the IRS Payments are not annualized).

See Current Debt Status below for discussion on Company default of these covenants as of September 30, 2012.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 9 – Debt (continued)

Subordinated Debt

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with Massachusetts Capital Resource Company (“MCRC”). Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3,000,000 subordinated note (the “Subordinated Note”) for a purchase price of $3,000,000.

The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default. The Subordinated Note bears interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment was due and paid on August 31, 2012. Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company will redeem, without premium, $130,434 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

See Current Debt Status below for discussion on Company default of these covenants as of September 30, 2012.

Put Obligation

On February 27, 2012, Dr. Gerald Entine, a former owner of RMD Instruments, LLC and RMD Instruments Corp. (collectively, “RMD”), exercised a put right to require the repurchase of a total of 928,773 shares of Company common stock held by certain entities affiliated with Dr. Entine (collectively, “Entine”) for an aggregate purchase price of $1,857,546 (the “Entine Indebtedness”). This put right originated from the Company’s acquisition of RMD in July 2008 and is set forth in the Asset Purchase Agreement dated July 1, 2008 by and among the Company, RMD Instruments Corp., RMD Instruments, LLC and Gerald Entine 1988 Family Trust and the other parties named therein.

On June 7, 2012 the Company issued the Entine entities three separate promissory notes (the “Entine Promissory Notes”) for $1,857,546 which satisfied the put obligation. The Entine Promissory Notes had a three-year term with an interest rate of 10% per annum. In August 2012, the Company used a portion of the proceeds of the Subordinated Note (discussed above) to repay the Entine Promissory Notes in the aggregate principal amount of $1,857,546.

Current Debt Status

The Company is in default of certain financial covenants set forth in the terms of its outstanding indebtedness as of September 30, 2012. The Company continues to be current with all principal and interest payments due on all its outstanding indebtedness. Based on the covenant default situation, the Company has reclassified all of its outstanding indebtedness as current liabilities.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 9 – Debt (continued)

Current Debt Status (continued)

Debt at September 30, 2012 and 2011 is summarized as follows:

	2012	2011
Note payable to bank in monthly installments of $107,143 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate is fixed at 5.58% for the life of the loan, and the note is secured by substantially all assets.	6,214,286	7,500,000

Note payable to bank in monthly installments of $47,619 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate is floating based on one month LIBOR plus 3.5%. The rate at September 30, 2012 was 3.79%. The rate at September 30, 2011 was 3.76%, and the note is secured by substantially all assets.	2,761,905	3,333,333

Subordinated note payable to Masschusetts Capital Resource Corporation in monthly installments of $25,000 through July, 2015 for interest only, followed by monthly payments of interest and principle through July 2018. The interest rate is fixed at 10.00% for the life of the loan.	$3,000,000	$0

Note payable to Ithaca Urban Renewal Agency for Lease of land in Ithaca, New York for 99 years with the options to purchase said land for $26,640 after May 2008.	8,301	11,837
Total Debt	$11,984,492	$10,845,170
Less current portion	(11,984,492)	(1,859,728)
Long term portion	$0	$8,985,442

As previously disclosed, all outstanding indebtedness as of September 30, 2012 has been classified as current based on default of covenants; however the aggregate maturities of debt based on the payment terms of the agreement are as follows:

For the years ending on September 30:
2013	$1,865,444
2014	1,857,143
2015	5,261,905
2016	1,565,208
2017	1,434,792
$11,984,492

Note 10 – Income Taxes

Income (loss) before the provision (benefit) for income taxes consists of the following:

	2012	2011
US	$(4,014,238)	$2,184,381
Foreign	(330,549)	(539,538)
Total	$(4,344,787)	$1,644,843

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 10 – Income Taxes (continued)

The provision (benefit) for income taxes in the accompanying consolidated financial statements consists of the following:

	2012	2011
Current
Federal	$(374,432)	$215,128
State	112,024	172,883
Foreign	65,318	(223,284)
	$(197,090)	$164,727

Deferred
Federal	200,313	176,535
State	59,351	(35,400)
Foreign	(103,598)	(12,664)
	156,066	128,471
Income tax expense (benefit)	$(41,024)	$293,198

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	2012	2011
Tax due at statutory rate	34.00%	34.00%

State tax provision, net of federal	5.22%	7.79%
Valuation allowance	-35.98%	0.00%
Permanent differences	-0.86%	-1.77%
Tax credits generated	0.50%	-24.83%
Foreign rate differential and other	-1.93%	2.62%
Total	0.95%	17.81%

The Company’s effective tax rate differs from the federal, statutory rate in 2012 primarily due to a full valuation allowance on the U.S. deferred tax assets recorded during the year. The Company’s effective tax rate differs from the statutory rate in 2011 primarily due to benefits recorded for federal and state research and experimentation credits generated from a multiple year study completed during the year. The tax rate benefit related to research and experimentation credits is lower in 2012 mainly due to the fact that 2011 reflects credits from multiple years and from the federal research and experimentation credit law not being extended as of September 30, 2012.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 10 – Income Taxes (continued)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2012:

	Domestic	Foreign	Worldwide

Credits	1,362,543	-	1,362,543
NOLs	170,522	41,868	212,390
Stock compensation	170,362	-	170,362
Accruals	497,335	-	497,335
Intangibles	73,681	-	73,681
Other	205,154	-	205,154
Gross deferred tax assets	2,479,597	41,868	2,521,465

Valuation allowance	(1,700,949)	-	(1,700,949)
Deferred tax assets, net	778,648	41,868	820,516

Depreciation	(778,648)	(65,948)	(844,596)
Intangibles	-	(220,989)	(220,989)
Gross deferred tax liabilities	(778,648)	(286,937)	(1,065,585)

Net deferred tax asset (liability)	-	(245,069)	(245,069)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2011:

	Domestic	Foreign	Worldwide

Credits	969,000	-	969,000
NOLs	-	-	-
Stock compensation	-	45,752	45,752
Accruals	193,300	-	193,300
Intangibles	-	-	-
Other	280,764	-	280,764
Gross deferred tax assets	1,443,064	45,752	1,488,816

Valuation allowance	-	-	-
Deferred tax assets, net	1,443,064	45,752	1,488,816

Depreciation	(623,100)	(110,452)	(733,552)
Intangibles	(560,300)	(283,967)	(844,267)
Gross deferred tax liabilities	(1,183,400)	(394,419)	(1,577,819)

Net deferred tax asset (liability)	259,664	(348,667)	(89,003)

In assessing the ability to realize the net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and projections of future taxable income, to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the Company’s current losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 10 – Income Taxes (continued)

As of September 30, 2012 and 2011, the Company has no federal net operating losses. As of September 30, 2012 and 2011 the Company has state net operating losses of $2,764,000 and $863,000, respectively. The state net operating losses begin expiring in 2031. At September 30, 2012 and 2011, the Company has foreign net operating loss carryforwards of approximately $182,000 which can be carried forward indefinitely.

As of September 30, 2012 and 2011, the Company has federal research credits of $1,203,000 and $1,000,000, respectively. The federal credits begin expiring in fiscal year 2028. As of September 30, 2012 and 2011, the Company has state research credits of $197,000 and $212,000, respectively. The state credits begin expiring in fiscal year 2023.

As of September 30, 2012 and 2011, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2012 and 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and the United Kingdom. At September 30, 2012, domestic tax years from fiscal 2009 through fiscal 2012 remain open to examination by the taxing authorities and tax years 2011 and 2012 remain open in the United Kingdom.

Note 11 – Stockholders’ Equity

Convertible Preferred Stock

On July 5, 2008 the Company sold 5,256,000 shares of a Series C 10% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") in a private placement. Proceeds of the Series C Preferred Stock were primarily used for the acquisition of RMD, for related acquisition costs, and for general working capital. The stock was sold at a price of $1.00 per share and total expenses for the stock placement were $0 and no underwriting discounts or commissions were paid in connection with the sale. Each share of preferred stock carried a 10% per annum dividend and was convertible to 0.40 shares of common stock at any time by the holders. The Company offered the Series C Preferred Stock holders the option to receive dividends in cash or in common stock at $2.50 per share subject to a maximum of 480,000 shares that could be issued under this arrangement, of which 122,308 shares were issued. These shares were callable after two years by Dynasil at a redemption price of $1.05 per share. On December 21, 2010, Dynasil converted all these shares into its common stock, $0.0005 par value per share at a conversion price of $2.50 per share in a mandatory conversion. Following the conversion, all 5,256,000 of Series C Preferred Stock that had been outstanding was automatically converted into an aggregate of 2,102,400 shares of common stock. As of September 30, 2012 and 2011, there was no outstanding preferred stock.

Temporary Equity

As part of the July 1, 2008 RMD Instruments, LLC acquisition, the Company issued one million shares of Dynasil common stock to the members of the seller. Commencing July 1, 2010, the seller's members were able to tender these shares of Dynasil common stock to the Company for repurchase by it at a repurchase price of $2.00 per share during a two year period ending July 1, 2012, upon no less than ninety (90) days prior notice to the Company.  As of September 30, 2011, the 1,000,000 shares of redeemable common stock valued at its redemption value of $2.00 per share, or $2,000,000, were included in temporary equity to properly reflect the repurchase requirement that was not within the Company’s control.

See Note 9 for discussion of the redemption of 928,773 shares during the year ended September 30, 2012. There were an additional 71,227 shares of common stock outstanding that were subject to the Put Right, as discussed in Note 9. The notice period for these shares expired on April 2, 2012 and the amount of $142,454 previously recorded as temporary equity associated with these shares was reclassified to equity.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 11 – Stockholders’ Equity (continued)

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996, 1999 and 2010 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock. The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum number of shares of common stock which may be issued under the 2010 Stock Incentive Plan is 6,000,000, of which 4,289,436 and 3,898,719 shares of common stock are available for future purchases under the plan at September 30, 2012 and 2011, respectively. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2017.

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for grants during the years ended September 30, 2012 and 2011 used in the Black-Scholes option pricing model were as follows:

	2012	2011
Expected term in years	5 years	3 years
Risk-free interest rate	2.64%	3.95%
Expected volatility	93.62%	85.21%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity for the years ended September 30, 2012 and 2011 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2011	1,283,997	3.10	2.22
Vested and exercisable at September 30, 2011	924,622	2.73	1.98
Granted	43,960	3.03
Exercised	(138,373)	1.58
Cancelled	(395,101)	3.14
Balance at September 30, 2012	794,483	3.34	1.75
Vested and Exercisable at September 30, 2012	794,483	3.34	1.75

Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00 - 2.99	200,000	1.84	2.00	200,000	2.00
3.00 - 3.99	259,681	1.44	3.24	259,681	3.24
4.00 - 4.99	295,000	1.91	4.00	295,000	4.00
5.00 - 5.99	29,528	2.03	5.53	29,528	5.53
6.00 - 6.65	10,274	2.17	6.65	10,274	6.65
$2.00 - 6.65	794,483	1.75	$3.34	794,483	$3.34

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 11 – Stockholders’ Equity (continued)

Stock Based Compensation (continued)

The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The dividend yield is expected to be 0.00% because historically the Company has not paid dividends on common stock.

During the year ended September 30, 2012, 43,960 stock options were granted with a weighted average grant date fair value of $1.34 per share. During the year ended September 30, 2012, 138,373 options were exercised in a cashless exercise with an intrinsic value of $92,710, for which the Company recognized no tax benefit. During the year ended September 30, 2012, 192,085 options vested with a fair value of $135,684. The intrinsic value of the options outstanding and the exercisable options at September 30, 2012 was $0 and $0, respectively, as the market price was below the exercise prices.

During the year ended September 30, 2011, 69,802 stock options were granted with a weighted average grant date fair value of $1.62 per share. During the year ended September 30, 2011, 532,750 options were exercised with an intrinsic value of $1,003,886. The Company recognized no tax benefit for options exercised during the year ended September 30, 2011. During the year ended September 30, 2011, 131,468 options vested with a fair value of $93,882.

Stock compensation expense for the years ended September 30, 2012 and 2011 was $935,596 and $563,443, respectively.

At September 30, 2012 there was approximately $301,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of six months.

A summary of restricted stock activity for the year ended September 30, 2012 and 2011 is presented below:

Restricted Stock Activity for the Year ended September 30, 2012	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2011	403,000	$4.02

Granted	104,000	$1.10
Vested	(127,166)	$3.72
Cancelled	(252,000)	$4.03
Nonvested at September 30, 2012	127,834	$1.92

Restricted Stock Activity for the Year ended September 30, 2011	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2010	7,500	$3.75

Granted	423,000	$4.02
Vested	(27,500)	$4.00
Cancelled	-0-	-0-
Nonvested at September 20, 2011	403,000	$4.02

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 11 – Stockholders’ Equity (continued)

Employee Stock Purchase Plan

On September 28, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan. The existing plan was amended to extend the termination date to September 28, 2020. The Employee Stock Purchase Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 256,236 and 208,796 shares have been issued as of September 30, 2012 and 2011, respectively.

On December 16, 2011, the Company amended the Amended and Restated Employee Stock Purchase Plan to change the maximum dollar amount of stock able to be purchased through the Plan by any employee per calendar year from $5,000 to $20,000 per calendar year. During the years ended September 30, 2012 and 2011, 47,440 shares and 28,758 shares of common stock were issued under the Plan for aggregate purchase prices of $63,122 and $95,290, respectively.

Note 12 – Retirement Plans

401(k) Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”). Pursuant to the 401k Plans, employees may contribute up to the maximum amount allowed by the 401k Plans or by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company made contributions to the plans during the years ended September 30, 2012 and 2011 of $71,012 and $75,042, respectively.

Defined Benefit Pension Plan

Pension Obligations

EMF has a defined benefit pension plan covering hourly employees. The plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 12 – Retirement Plans (continued)

Defined Benefit Pension Plan (continued)

The changes in benefit obligations and plan assets under the pension plan were as follows as of and for the year ended September 30, 2012:

Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$397,760
Service costs	-
Interest costs	20,659
Benefits paid	(8,621)
Actuarial loss	231,002

Benefit obligation at end of fiscal year	$640,800

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$308,089
Actual return on plan assets	(38,532)
Employer contribution	34,421
Benefits paid	(8,621)

Fair value of plan assets at end of year	$295,357

Funded status at end of year	$(345,443)

Amounts recognized in the consolidated balance sheets consist of the following as of September 30, 2012 and 2011:

	2012	2011

Long-term liabilities	$(345,443)	$(113,344)

Amounts recognized in accumulated other comprehensive income as of September 30, 2012 consist of the following:

Net loss/(gain)	$243,262
Prior service cost	102,181

$345,443

The following table summarizes the pension plan, which has a projected benefit obligation that exceeds plan assets:

	2012	2011

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$640,800	$397,760
Fair value of plan assets	295,357	308,089

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 12 – Retirement Plans (continued)

Defined Benefit Pension Plan (continued)

At September 30, 2012 the accumulated benefit obligation was the same as the projected benefit obligation.

The following table summarizes the components of the net periodic pension cost at September 30, 2012:

Interest costs	$20,659
Expected return on assets	(15,189)
Amortization of net loss	17,788

Net periodic pension cost	$23,258

Assumptions

Weighted-average assumptions used to determine benefit obligations at September 30, 2012 were:

Discount rate	3.75%
Expected return on plan assets	2.60%
Rate of compensation increase	not applicable

The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated expected real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, stock valuation models such as dividend discount models and earnings yields’ models, expected economic growth outlook, and market yields analysis.

Plan Assets

The primary investment objective of the Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on the Company. The Company utilizes the service of an investment manager to manage the assets of the Pension Plan and the Company has established investment guidelines with the investment manager. The Company believes that the selected investment portfolio will enable the Company to maintain the asset value of the Plan given that benefit accruals have been frozen. As of September 30, 2012 and 2011, the assets of the Pension Plan were invested entirely in short-term fixed income securities.

Investment securities, in general, are exposed to various risks such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 12 – Retirement Plans (continued)

Defined Benefit Pension Plan (continued)

The following table presents the pension plan assets financial instruments carried at fair value as of September 30, 3012 and 2011 in accordance with the fair value hierarchy:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Money Market Separate
Account	$-	$295,357	$-

Total plan assets	$-	$295,357	$-

September 30, 2011
Money Market Separate
Account	$-	$308,089	$-

Total plan assets	$-	$308,089	$-

Cash Flows

Benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

2013	$12,000
2014	14,000
2015	16,000
2016	21,000
2017	21,000
2018-2022	140,000

$224,000

The contributions expected to be paid to the plan during the next fiscal year are $58,147. The measurement date used to determine pension benefits for the plan was September 30, 2012.

Note 13 - Related Party Transactions

During both of the years ended September 30, 2012 and 2011, building lease payments of $114,000 were paid to Optometrics Holdings, LLC in which Laura Lunardo, Optometrics’ COO has a 50% interest.

During the years ended September 30, 2012 and 2011, building lease payments of $852,901 and $829,557 were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family. Dr. Entine is a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock. In addition, building maintenance and repair costs totaling $0 and $651,437 for the years ended September 30, 2012 and 2011 were paid to Bachrach, Inc.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 13 - Related Party Transactions (continued)

On November 22, 2011 the Company and Dr. Entine entered into a separation agreement pursuant to which Dr. Entine's employment with the Company terminated effective November 30, 2011. In exchange for severance pay equal to Dr. Entine's current annual base salary of $325,000 and the continuation of health and dental benefits for one year, Dr. Entine agreed to certain non-compete and non-solicitation covenants expiring on December 31, 2012 and a standstill agreement expiring on September 30, 2012. In addition, Dr. Entine agreed to cause his real estate company, which serves as the Company's landlord with respect to its offices in Watertown, Massachusetts, to contribute $52,000 in cash and $75,000 in rental credits to the Company for certain lease improvements.

On February 27, 2012, Dr. Entine, a former owner of RMD Instruments, LLC, which the Company acquired in 2008 for a combination of cash and shares of Dynasil common stock, exercised a Put Right to require the Company to repurchase 928,773 shares of Dynasil common stock issued to him as partial consideration for the transaction at a repurchase price of $2.00 per share (the "Put Right") and held by Dr. Entine and certain affiliates (“Entine”). This put obligation was repaid in full in August 2012 as disclosed in Note 8.

On December 6, 2012, the Company (Lessee), through its wholly-owned subsidiaries, Dynasil Products and RMD, entered into an Omnibus Amendment (the “Amendment”) to Leases for two leases with Charles River Realty, d/b/a Bachrach, Inc. (Lessor), an entity affiliated with Dr. Entine. As a result of the Amendment, the leases, which were scheduled to expire June 30, 2013, became month-to-month tenancies and will continue until terminated by either the Lessor or the Lessee. Such month-to-month tenancies may be terminated by Lessor upon not less than three years' prior written notice to Lessee and may be terminated by Lessee upon not less than six months' prior written notice to Lessor. Additionally, the monthly base rent applicable to Dynasil Products was set at its current rate of $14,938 and the monthly base rent applicable to RMD was set at its current rate of $58,935, with both amounts subject to an annual 4% increase on July 1.

Prior to joining the Board of Directors in July of 2012, Dr. Hagan was providing consulting services to RMD through his consulting company, Hagan & Associates LLC (“H&A”). During the years ended September 30, 2012 and 2011, H&A was paid $73,134 and $18,863 in fees. This consulting arrangement is expected to continue into the future.

In 2012, the Company was awarded grants from the National Institutes of Health and the Department of Defense to develop new and improved monitors to detect blood loss and potentially fatal hemorrhage in human trauma victims. The Company has used the Mayo Clinic in Rochester, Minnesota as its primary subcontractor to conduct animal and human trials with respect to these grants. Dr. Michael J. Joyner of the Mayo Clinic is a co-investigator under these grants. He is also a member of the Company's Board of Directors and Audit Committee. To date, the Mayo Clinic has received approximately $50,000 under these grants. A small fraction of Dr. Joyner’s Mayo salary is charged to these grants. The subcontract awards to, and the work performed by, the Mayo Clinic are administered by the Mayo Foundation for Medical Education and Research and adheres to the approval and conflicts-of-interest policies of both the Mayo Clinic and the Company. The intellectual property rights to certain of the technologies purchased by the Company in April 2011 when it established Dynasil Biomedical and acquired intellectual property assets from Dr. Daniel Ericson are jointly owned with the Mayo Clinic or persons affiliated with the Mayo Clinic. Specifically, Dynasil Biomedical's blood storage technology was invented by Dr. Daniel Ericson and Dr. Michael Joyner. Dr. Ericson assigned his ownership rights to such technology to Dynasil Biomedical and because Dr. Joyner is an employee of the Mayo Clinic his ownership rights in such technology are assigned to the Mayo Clinic. In April 2011, the Mayo Foundation for Medical Education and Research and Dynasil Biomedical entered into an Inter-Institutional Agreement, which sets forth the terms on which the parties may work together to seek to commercialize this technology.

Note 14 – Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2014. One of the Company’s facilities is leased from a company controlled by the former owner of RMD, who is also a former director of the Company and the former President of the RMD subsidiary. This lease expires in June 2013. One of the Company’s facilities is leased from a company controlled by the former owners of Optometrics, one of whom is also currently the Optometrics’ Chief Operating Officer. This lease expires in March 2013. Rent expense for the years ended September 30, 2012 and 2011 amounted to $1,281,164 and $1,306,593, respectively. Future non-cancelable minimum lease payments under property leases as of September 30, 2012 are as follows:

Years ending September 30,
2013	$895,584
2014	$31,750

Note 15 - Vendor Concentration

The Company purchased $1,712,212 and $1,595,367 of its raw materials from one supplier during the years ended September 30, 2012 and 2011. As of September 30, 2012 and 2011, amounts due to that supplier included in accounts payable were $186,323 and $246,105.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 16 – Supplemental Disclosure of Cash Flow Information

	2012	2011
Cash Paid during the year for:
Interest	596,129	615,516
Income taxes	418,179	541,219

During the years ended September 30, 2012 and 2011, preferred stock dividends paid are net of $0 and $83,245, respectively, for the issuance of common stock in lieu of dividends.

During the year ended September 30, 2012, 138,373 options were exercised in a cashless exercise with an intrinsic value of $92,710.

Note 17 – Segment, Customer and Geographical Reporting

Segment Financial Information

Operating segments are based upon Dynasil’s internal organizational structure, the manner in which the operations are managed, the criteria used by the Chief Operating Decision Makers (CODM) to evaluate segment performance and the availability of separate financial information. During the fourth quarter of fiscal year 2012, the Company changed its internal reporting structure and adjusted it reportable segments. Dynasil now reports four reportable segments: contract research (“Contract Research”), optics (“Optics”), instruments (“Instruments”) and biomedical (“Biomedical”). Segment data for fiscal year 2011 has been revised to reflect the change in the segment classification. Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Optics segment manufactures optical materials, components and coatings. The Instruments segment manufactures specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors. The Biomedical segment is developing technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants and will primarily pursue product commercialization of technologies and technology licensing opportunities, though there can be no assurances that any of these opportunities will become successfully commercialized. The Company’s segment information is summarized below:

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 17 – Segment, Customer and Geographical Reporting

Results of Operations for the Fiscal Year Ended September 30,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	24,270,675	17,456,436	6,054,752	105,287	47,887,150
Gross Profit	8,859,780	7,125,962	3,436,542	83,459	19,505,743
SG&A	9,523,642	5,548,421	4,915,723	939,149	20,926,935
Impairment of goodwill	-	-	2,284,499	-	2,284,499
Operating Income (Loss)	(663,862)	1,577,541	(3,763,680)	(855,690)	(3,705,691)
GM %	36.5%	40.8%	56.8%	79.3%	40.7%

Depreciation and Amortization	237,623	796,847	575,246	60,003	1,669,719
Capital expenditures	348,314	462,445	207,454	-	1,018,213

Intangibles, Net	366,853	960,821	5,135,634	239,997	6,703,305
Goodwill	4,938,625	1,300,463	4,015,072	-	10,254,160
Total Assets	12,870,151	11,588,145	12,537,403	469,729	37,465,428

Results of Operations for the Fiscal Year Ended September 30,
2011
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	24,874,088	15,839,205	6,238,373	-	46,951,666
Gross Profit	10,339,990	6,391,291	3,018,950	-	19,750,231
SG&A Costs	9,149,838	5,178,590	2,639,944	495,201	17,463,573
Operating Income (Loss)	1,190,152	1,212,700	379,007	(495,201)	2,286,658
GM %	41.6%	40.4%	48.4%	0.0%	42.1%

Depreciation and Amortization	147,687	581,464	503,922	-	1,233,073
Capital expenditures	284,098	915,978	343,186	-	1,543,262

Intangibles, Net	456,367	1,096,773	5,613,366	300,000	7,466,506
Goodwill	4,938,625	1,283,775	6,299,571	-	12,521,971
Total Assets	10,447,842	14,683,407	15,363,526	371,808	40,866,583

Customer Financial Information

For the years ended September 30, 2012 and 2011, the top three customers for the Contract Research segment were each various agencies of the U.S. Government. For the years ended September 30, 2012 and 2011, these customers made up 69.6% and 78.1%, respectively, of Contract Research revenue.

For the Optics segment, there was no customer whose revenue represented more than 10% of the total segment revenues for the years ended September 30, 2012 and 2011.

For the Instruments segment, there was one customer whose revenue represented 18.5% and 18.0, respectively of the Instruments segment revenue in the years ended September 30, 2012 and 2011.

For the Biomedical segment, there was one customer whose revenue represented 92.1% of the revenue for the year ended September 30, 2012. The Biomedical segment had no revenue or customers in the year ended September 30, 2011.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 17 – Segment, Customer and Geographical Reporting

Geographic Financial Information

Revenues by geographic location in total and as a percentage of total revenue, for the years ended September 30, 2012 and 2011 are as follows:

	2012		2011
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$39,520,178	82.6%	$38,739,330	82.5%
Europe	4,274,119	8.9%	5,003,441	10.7%
Other	4,092,853	8.5%	3,208,895	6.8%
	$47,887,150	100.0%	$46,951,666	100.0%

Note 18 – Quarterly Financial Information (Unaudited)

The following is a summary of certain items in the consolidated statements of operations by quarter for fiscal year ended September 30, 2012. Certain amounts have been retrospectively adjusted to properly state the interim periods within the fiscal year ended September 30, 2012.

	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net revenue	11,373,808	12,082,037	12,299,010	12,132,295	47,887,150
Cost of revenue	7,064,015	7,097,378	7,214,667	7,005,347	28,381,407
Selling, general and administrative expenses	5,178,246	5,124,010	5,684,059	4,940,620	20,926,935
Impairment of goodwill	2,284,499	-	-	-	2,284,499
Income (loss) from operations	(3,152,952)	(139,351)	(599,716)	186,328	(3,705,691)
Interest expense, net	252,219	140,246	122,474	124,157	639,096
Income (loss) before income tax (benefit) provision	(3,405,171)	(279,597)	(722,190)	62,171	(4,344,787)
Income tax (benefit) provision	352,023	52,303	(137,180)	(308,167)	(41,021)
Net income (loss)	(3,757,194)	(331,900)	(585,010)	370,338	(4,303,766)

Basic net income (loss) per common share	$(0.25)	$(0.02)	$(0.04)	$0.02
Diluted net income (loss)per common share	$(0.25)	$(0.02)	$(0.04)	$0.02

Note 19 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were released.

As previously disclosed in Note 13, on December 6, 2012, the Company, through its wholly-owned subsidiaries, RMD Instruments Corp. and Radiation Monitoring Devices, Inc., entered into an Omnibus Amendment to Leases to two previously disclosed Standard Form Commercial Leases, dated June 30, 2008, with Charles River Realty, d/b/a Bachrach, Inc., an entity affiliated with Dr. Gerald Entine. Dr. Entine is the former President of Radiation Monitoring Devices, a former member of the Board of Directors of the Company and the beneficial owner of approximately 23.2% of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our management concluded that as of September 30, 2012, these disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting discussed in detail below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2012 fairly present, in all material respects, our financial position, results of operations and cash flow at and for the periods presented in conformity with GAAP.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, no matter how well designed and operated, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management performed the evaluation of our internal control over financial reporting under the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

Material Weaknesses

Management identified the following material weaknesses in our internal control over financial reporting at September 30, 2012:

Inadequate and ineffective monitoring controls.

Management did not sufficiently monitor internal controls over financial reporting, specifically:

•	we lacked personnel with an appropriate level of knowledge, experience and training in contract management and to provide reasonable assurance that transactions were being properly recorded, and adequate supervision, reviews and monitoring activities performed as necessary to permit the preparation of the financial statements in accordance with GAAP;

•	we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training who could execute appropriate monitoring and review controls particularly in situations where transactions were complex or non-routine;

•	we have had significant turnover in several key financial roles in our business units. The finance team has not had sufficient time to complete the reorganization of the finance and accounting departments, train employees on their new roles and responsibilities, and design and implement all controls necessary to mitigate the risk of a material misstatement;

•	at our RMD division, our senior research staff was not accustomed to being wholly involved in the bid proposal, budget preparation and contract management which led to contract overruns due to lack of visibility of contract costs-to-date;

•	our time reporting system for contract revenue and cost recognition was a manual entry system; and

•	we did not have sufficient personnel to monitor the timely review of period-end account reconciliations to ensure appropriate and timely recording of required adjustments.

This material weakness resulted in material post-closing adjustments reflected in the financial statements for the year ended September 30, 2012.

Inadequate and ineffective controls over the periodic financial close process.

We have not designed or maintained effective internal controls over the financial statement close and reporting process. Such controls are necessary to ensure the accurate and timely preparation of financial statements in accordance with GAAP. Specifically, the following deficiencies contributed to material weaknesses in this area:

•	we lacked a purchase order and receiving system to record vendor purchase orders and provide visibility into receipts in order to properly accrue for goods received, but for which there is not yet an invoice received; and

•	our design and implementation of certain controls are incomplete or overly reliant on manual reviews.

Inadequate and ineffective controls over cash accounts and accounts receivable function at RMD division

We have not designed or maintained effective internal controls over certain controller functions at our RMD division, specifically, following the acquisition of RMD Research and RMD Instruments in 2008, certain legacy bank accounts continued to be used for client payment purposes and were not fully subject to all the entity-level controls of the Company.

The foregoing material weaknesses result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis.

Accordingly, management has concluded that our internal control over financial reporting was not effective at September 30, 2012.

Material Weakness Remediation

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-K but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. We expect to continue to develop our remediation plans and implement additional measures during our fiscal year 2013 and possibly into fiscal year 2014.

•	Continue our efforts to retain and recruit qualified finance professionals necessary to properly maintain and control our financial reporting. In July 2012, we hired a new Vice President of Finance at our RMD division and in January 2013 we hired a new Chief Financial Officer;

•	Continue to assess training requirements, adequacy and expertise of the finance, tax and accounting staff;

•	Further enhance procedures to help ensure that the proper accounting for all complex, non-routine transactions is researched, detailed in memoranda and reviewed by senior management on a timely basis prior to recording;

•	Ensure that our finance resources are familiarized with policies and procedures to effectively monitor compliance;

•	Further improve the periodic financial close process through the use of a detailed financial close plan and enhanced and more timely review of manual journal entries, account reconciliations, estimates and judgments and consolidation schedules;

•	Implementing new information technology components to more effectively utilize our information technology systems, eliminating some manual controls over financial reporting;

•	Implementing improved internal controls and timekeeping and billing practices at our RMD division. Following an internal review of practices and internal control at this division, under the direction of our Audit Committee, we are in the process of introducing new timekeeping practices and procedures that are more automated through an electronic time-keeping system integrated with our payroll and human resource systems. Legacy bank accounts relating to the acquisition in 2008 have been closed and improvements in the controller function of this division have been implemented, including new personnel, increased training and improved controls; and

•	Implementing a comprehensive purchase order and receiving system to record vendor purchase orders to provide visibility into receipts in order to properly accrue for goods received.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and management detailed reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and upgrade or enhance existing internal controls as our business grows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Financial Statements	following 15

Report of Independent Registered Public Accounting Firms	F-1
Consolidated Financial Statements:
Balance Sheets as of September 30, 2012 and 2011	F-3
Statements of Operations and Comprehensive Income (Loss) for the
years ended September 30, 2012 and 2011	F-5
Statements of Stockholders’ Equity for the years ended
September 30, 2012 and 2011	F-6
Statements of Cash Flows for the years ended
September 30, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-8

2. Exhibits

Exhibit Number

2.01      Asset Purchase Agreement, dated July 1, 2008 between Dynasil Corporation of America, RMD Instruments Corp, RMD Instruments, LLC, Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed as Exhibit 10.1 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

2.02      Plan of Merger, dated July 1, 2008 by and among Dynasil Corporation of America, RMD Acquisition Sub, Inc., Radiation Monitoring Devices, Inc., Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed as Exhibit 10.2 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

2.03      Share Purchase Agreement, dated July 19, 2010 among Hilger Crystals Limited, Newport Spectra-Physics Limited, Newport Corporation and the Company, filed as Exhibit 10.1 to Form 8-K filed on July 23, 2010 and incorporated herein by reference.

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

10.06*  Separation Agreement, dated November 16, 2011, between the Company and Dr. Gerald Entine, filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2012 and incorporated herein by reference.

10.07*  Separation Agreement, dated July 6, 2012, between the Company and Steven K. Ruggieri, filed herewith.

10.08*  2010 Stock Incentive Plan, filed as Exhibit 99 to the Definitive Proxy Statement filed on January 5, 2010 and incorporated herein by reference.

10.09    Subordinated Term Loan Note with RMD Instruments, LLC, dated September 30, 2008, filed as Exhibit 10.1 to Form 8-K filed on October 6, 2008 and incorporated herein by reference.

10.10    Amendment to Subordinated Term Loan Note with RMD Instruments, LLC, dated December 19, 2008, filed as Exhibit 10.07 to Form 10K-SB filed on December 30, 2008 and incorporated herein by reference.

10.11    Amendment to Subordinated Term Note with RMD Instruments, LLC dated May 11, 2009, filed as Exhibit 10.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

10.12    Loan and Security Agreement between the Company and Sovereign Bank, N.A., dated July 7, 2010, filed as Exhibit 10.1 to Form 8-K filed on July 14, 2010 and incorporated herein by reference.

10.13    Amendment No. 1 To Loan and Security Agreement between the Company and Sovereign Bank, dated April 1, 2011, filed as Exhibit 10.1 to Form 10-Q filed on May 16, 2011 and incorporated herein by reference.

10.14    Amendment No. 2 To Loan and Security Agreement between the Company and Sovereign Bank, dated April 12, 2012, filed as Exhibit 10.1 to Form 8-K filed on April 13, 2012 and incorporated herein by reference.

10.15    Amendment No. 3 to Loan and Security Agreement between the Company and Sovereign Bank, dated June 29, 2012, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2012 and incorporated herein by reference.

10.16    A Waiver Letter Agreement between the Company and Sovereign Bank, dated June 29, 2012, filed as Exhibit 10.2 to Form 8-K filed on July 5, 2012 and incorporated herein by reference.

10.17    Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated July 31, 2012, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012 and incorporated herein by reference

10.18    Lease Agreement between Dynasil Corporation of America and Optometrics Holding LLC, dated March 8, 2005, filed as Exhibit 2.2 to Form 8-K filed on May 24, 2005 and incorporated herein by reference.

10.19    Lease Agreement between RMD Instruments, Inc and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.20    Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.21*  Amended and Restated Employee Stock Purchase Plan dated December 16, 2011, filed as Appendix A to Definitive Proxy Statement filed January 11, 2012 and incorporated herein by reference.

10.22    Omnibus Amendment to Leases, dated December 6, 2012, files as Exhibit 10.1 to Form 8-K filed on December 12, 2012 and incorporated herein by reference.

21.1      Subsidiaries of the Company, filed herewith.

23.1      Consent of McGladrey LLP, filed herewith.

23.2      Consent of Haefele, Flanagan & Co., p.c., filed herewith.

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

101**  The following materials from Dynasil Corporation of America’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended September 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Dynasil Corporation of America

BY:	/s/ Peter Sulick
Peter Sulick, Interim President, Interim CEO (Principal Executive Officer)

DATED:	January 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

BY:	/s/ Richard A. Johnson	CFO (Principal Financial and	January 15, 2013
	Richard A. Johnson	Accounting Officer)

BY:	/s/ Peter Sulick	Chairman of the Board of Directors,	January 15, 2013
	Peter Sulick	Interim President, Interim CEO (Principal Executive Officer)

BY:	/s/ Craig Dunham	Director	January 15, 2013
Craig Dunham

BY:	/s/ Lawrence Fox	Director	January 15, 2013
Lawrence Fox

BY:	/s/ William K. Hagan	Director	January 15, 2013
William K. Hagan

BY:	/s/Michael Joyner	Director	January 15, 2013
Michael Joyner

BY:	/s/ David Kronfeld	Director	January 15, 2013
David Kronfeld

BY:	/s/ John Millerick	Director,	January 15, 2013
	John Millerick	Chairman of the Audit Committee

