Form 10-Q
period 2012-12-31
DYNASIL CORP OF AMERICA
filed 2013-02-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

— ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

As of February 7, 2013 there were 14,960,200 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2012	2012
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,471,900	$3,414,880
Accounts receivable, net of allowance for doubtful accounts of $149,280 and $146,210 and sales returns allowance of $44,004 and $51,860 for December 31, 2012 and September 30, 2012, respectively.	4,849,552	5,475,142
Costs in excess of billings and unbilled receivables	1,941,547	1,735,798
Inventories, net of reserves	3,550,710	3,271,700
Deferred tax asset	126,187	126,187
Prepaid expenses and other current assets	1,401,925	1,334,649
Total current assets	14,341,821	15,358,356

Property, Plant and Equipment, net	5,093,097	4,984,150

Other Assets
Intangibles, net	6,527,608	6,703,305
Goodwill	10,264,499	10,254,160
Deferred financing costs, net	152,650	165,457
Total other assets	16,944,757	17,122,922

Total Assets	$36,379,675	$37,465,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$11,511,905	$11,984,492
Accounts payable	2,807,421	2,416,397
Deferred revenue	826,880	694,672
Accrued expenses and other liabilities	1,951,680	2,809,580
Total current liabilities	17,097,886	17,905,141

Long-term Liabilities
Pension liability	342,848	345,443
Deferred tax liability	365,328	371,256
Total long-term liabilities	708,176	716,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	December 31,	September 30,
	2012	2012
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 15,620,314 and 15,610,517 shares issued, 14,810,154 and and 14,800,357 shares outstanding at December 31, 2012 and September 30, 2012, respectively.	7,810	7,805
Additional paid in capital	17,117,241	17,037,618
Accumulated other comprehensive income	91,645	61,906
Retained earnings	2,343,259	2,722,601
	19,559,955	19,829,930
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	18,573,613	18,843,588

Total Liabilities and Stockholders' Equity	$36,379,675	$37,465,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	December 31,
	2012	2011
Net revenue	$10,553,275	$12,132,295
Cost of revenue	5,926,409	7,005,347
Gross profit	4,626,866	5,126,948
Operating expenses:
Sales and marketing expenses:	479,878	392,801
Research and development expenses	637,129	519,395
General and administrative expenses	3,701,146	4,028,424
Total operating expenses	4,818,153	4,940,620
Income (loss) from operations	(191,287)	186,328
Interest expense, net	186,757	124,157
Income (loss) before income tax (benefit) provision	(378,044)	62,171
Income tax (benefit) provision	1,298	(308,167)
Net income (loss)	$(379,342)	$370,338

Net income (loss)	$(379,342)	$370,338
Other comprehensive income (loss):
Foreign currency translation	29,739	(60,360)
Total comprehensive income (loss)	$(349,603)	$309,978

Basic net income per common share	$(0.03)	$0.02
Diluted net income per common share	$(0.03)	$0.02

Weighted average shares outstanding
Basic	14,673,356	15,583,103
Diluted	14,673,356	15,683,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Other				Total
	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance, September 30, 2012	15,610,517	$7,805	$17,037,618	$61,906	$2,722,601	810,160	($986,342)	$18,843,588
Issuance of shares of common stock under employee stock purchase plan	5,797	3	6,107	-0-	-0-	-0-	-0-	6,110

Stock-based compensation costs	4,000	2	73,516	-0-	-0-	-0-	-0-	73,518

Foreign currency translation adjustment	-0-	-0-	-0-	29,739	-0-	-0-	-0-	29,739

Net loss	-0-	-0-	-0-	-0-	(379,342)	-0-	-0-	(379,342)
Balance, December 31, 2012	15,620,314	7,810	17,117,241	91,645	2,343,259	810,160	(986,342)	18,573,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(379,342)	$370,338
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	73,516	199,212
Foreign exchange loss	26,398	(48,277)
Gain on sale of property, plant and equipment	(87,803)	-0-
Depreciation and amortization	426,458	380,120
Noncash interest expense	12,807	9,978
Provision for doubtful accounts and sales returns	3,160	60,970
Inventory reserves	11,208	-0-
Deferred income taxes	1,532	(122,727)
Other changes in assets and libilities:
Accounts receivable, net	607,217	(1,647,098)
Inventories	(322,298)	272,350
Costs in excess of billings / unbilled receivables	(205,749)	184,105
Prepaid expenses and other assets	(76,842)	(124,256)
Accounts payable	399,184	(484,930)
Accrued expenses and other liabilities	(852,463)	(92,853)
Deferred Revenue	140,355	262,942
Net cash used in operating activities	(222,662)	(780,126)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	80,252	-0-
Purchases of property, plant and equipment	(315,568)	(405,341)
Net cash used in investing activities	(235,316)	(405,341)

Cash flows from financing activities
Proceeds from issuance of common stock	6,110	15,133
Repayment of long-term debt	(472,587)	(475,159)
Net cash used in financing activities	(466,477)	(460,026)

Effect of exchange rates on cash and cash equivalents	(18,525)	(96,923)

Net decrease in cash and cash equivalents	(942,980)	(1,742,416)

Cash and cash equivalents, beginning	3,414,880	4,479,840
Cash and cash equivalents, ending	$2,471,900	$2,737,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Ability to Continue as a Going Concern

The accompanying consolidated balance sheet as of December 31, 2012, the consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2012 and 2011, changes in stockholders’ equity for the three months ended December 31, 2012 and cash flows for the three months ended December 31, 2012 and 2011 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has failed to comply with the financial covenants set forth in the terms of its outstanding loan agreements and sustained a substantial loss from operations for the year ended September 30, 2012. The Company has continued to sustain losses from operations for the three months ended December 31, 2012. These factors raise substantial doubt over the Company’s ability to continue as a going concern.

The Company continues to be in default of the financial covenants set forth in the terms of its loan agreements for its fiscal first quarter ended December 31, 2012. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt. A default gives the lenders the right to accelerate the maturity of the outstanding indebtedness. Furthermore, Sovereign Bank, N.A, the Company’s senior lender, may, at its option, impose a default interest rate with respect to the senior debt outstanding, which is 5% higher than the rate otherwise in effect. To date, the lenders have not taken any such actions. However, the Company cannot predict when or whether a resolution of this situation will be achieved.

The Company is current with all principal and interest payments due on all its outstanding indebtedness through February 13, 2013, the date of this filing, and management is engaged in discussions with its senior lender to address the financial covenant situation. Because of the uncertainty of any resolution of the covenant violations and possibility of an acceleration of the indebtedness by the lenders, the Company reclassified all of its outstanding indebtedness as a current liability in the accompanying consolidated balance sheets.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and positive cash flows and/or to obtain the necessary financing from shareholders or other sources to meet its outstanding obligations and repay its liabilities arising from normal business operations when they become due.

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

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of December 31, 2012, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 –Debt Classification

The Company was in default of certain financial covenants set forth in the terms of its outstanding indebtedness as of December 31, 2012 and September 30, 2012. Based on the covenant violations and the resulting possibility of an acceleration of the indebtedness by the lenders, all of the outstanding indebtedness of the Company has been classified as current liabilities in the accompanying balance sheets.

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

Inventories, net of reserves, consists of the following:

	December 31,	September 30,
	2012	2012
Raw Materials	$2,334,613	$2,096,681
Work-in-Process	689,134	885,328
Finished Goods	526,963	289,691
	$3,550,710	$3,271,700

Note 4 – Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consist of actual revenues earned under the contracts which have not yet been billed to customers.

Note 5 – Intangible Assets

Intangible assets at December 31, 2012 and September 30, 2012 consist of the following:

	Useful	Gross	Accumulated
December 31, 2012	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$7,858,775	$2,387,612	$5,471,163
Know How	15	512,000	172,115	339,885
Trade Names	15 - Indefinite	558,435	66,872	491,563
Biomedical Technologies	5	300,000	75,003	224,997
		$9,229,210	$2,701,602	$6,527,608

	Useful	Gross	Accumulated
September 30, 2012	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$7,858,775	$2,257,533	$5,601,242
Know How	15	512,000	145,147	366,853
Trade Names	15 - Indefinite	558,435	63,222	495,213
Biomedical Technologies	5	300,000	60,003	239,997
		$9,229,210	$2,525,905	$6,703,305

Amortization expense for the three months ended December 31, 2012 and 2011 was $181,268 and $162,803 respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2013 (9 Months)	2014	2015	2016	2017	Thereafter	Total
Acquired Customer Base	$406,961	$542,615	$542,615	$542,615	$542,615	$2,893,742	$5,471,163
Know How	25,600	34,133	34,133	34,133	34,133	177,753	339,885
Trade Names	10,950	14,600	14,600	14,600	14,600	81,992	151,342
Biomedical Technologies	45,000	60,000	60,000	59,997	-0-	-0-	224,997
	$488,511	$651,348	$651,348	$651,345	$591,348	$3,153,487	$6,187,387

Note 6 – Goodwill

Goodwill is subject to an annual impairment test. We consider many factors which may indicate the requirement to perform additional, interim impairment tests. These include:

•	A significant adverse long term outlook for any of our industries;
•	An adverse finding or rejection from a regulatory body involved in new product regulatory approvals;
•	Failure of an anticipated commercialization of a product or product line;
•	Unanticipated competition or the introduction of a disruptive technology;
•	The testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 of a significant asset group within a reporting unit;
•	A loss of key personnel; and
•	An expectation that a reporting unit carrying goodwill, or a significant portion of a reporting unit, will be sold or otherwise disposed of.

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three months ended December 31, 2012.

Note 7 – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income applicable or loss attributable to common shares by the weighted average number of common shares. Diluted earnings per common share adjusts basic earnings per share for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

For purposes of computing diluted earnings per share, 100,731 common share equivalents related to stock options were assumed to be outstanding for the three months ended December 31, 2011. For the three months ended December 31, 2012, no common share equivalents related to stock options were included in the calculation of dilutive shares since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive. Also, if the Company had not been in a loss position as of December 31, 2012, 116,834 shares of restricted stock would have been considered in the denominator used to calculate diluted earnings per common share. In addition, as of December 31, 2012 and 2011, common stock options for 774,483 and 815,624 shares, respectively, with exercise prices above current quarterly average market price per share have been excluded from the calculation of dilutive earnings per share since their effect is also anti-dilutive.

The computation of the weighted shares outstanding for the three months ended December 31 is as follows:

	December 31, 2012	December 31, 2011
Weighted average shares outstanding
Basic	14,673,356	15,583,103
Effect of dilutive securities
Stock Options	0	100,731
Dilutive Average Shares Outstanding	14,673,356	15,683,834

Note 8 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of stock option activity for the three months ended December 31, 2012 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2012	794,483	3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	3.34	1.75
Granted	0	0
Exercised	0	0
Cancelled	(20,000)	4.06
Balance at December 31, 2012	774,483	3.32	1.54
Outstanding and exercisable at December 31, 2012	774,483	3.32	1.54

A summary of restricted stock activity for the three months ended December 31, 2012 and 2011 is presented below:

Restricted Stock Activity for the Three Months ended December 31, 2012	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	4,000	$1.45
Vested	(15,000)	$1.53
Cancelled	-0-	-0-
Nonvested at December 31, 2012	116,834	$1.95

Restricted Stock Activity for the Three Months ended December 31, 2011	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2011	403,000	$4.02

Granted	-0-	-0-
Vested	(37,500)	$4.00
Cancelled	-0-	-0-
Nonvested at December 31, 2011	365,500	$4.02

Stock Compensation Expense for the three months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Stock Compensation Expense
Stock Grants	52,461	60,281
Restricted Stock Grants	12,618	109,302
Option Grants	7,359	22,055
Employee Stock Purchase Plan	1,078	2,692
Total	$73,516	$194,330

At December 31, 2012, there was approximately $144,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of eight months.

Note 9 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of four segments: contract research (“Contract Research”), optics (“Optics”), instruments (“Instruments”) and biomedical (“Biomedical”). Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Optics segment manufactures optical materials, components and coatings. The Instruments segment manufactures specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors. The Biomedical segment is developing technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants and will primarily pursue product commercialization of technologies and technology licensing opportunities though no assurance can be given that any of these technologies will become successfully commercialized.

The Company’s segment information for the three months ended December 31, 2012 and 2011 is summarized below:

Results of Operations for the Three Months Ended December 31,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	4,910,840	4,251,940	1,284,038	106,457	10,553,275
Gross Profit	2,214,053	1,700,555	605,801	106,457	4,626,866
Operating Income (Loss)	(606)	385,676	(455,694)	(120,663)	(191,287)

Depreciation and Amortization	62,782	185,628	163,048	15,000	426,458
Capital expenditures	186,330	122,146	7,092	-	315,568

Intangibles, Net	339,886	946,525	5,016,201	224,996	6,527,608
Goodwill	4,938,625	1,310,802	4,015,072	-	10,264,499
Total Assets	13,290,669	10,607,828	12,092,507	388,671	36,379,675

Results of Operations for the Three Months Ended December 31,
2011
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	6,225,283	3,912,551	1,983,536	10,925	12,132,295
Gross Profit	2,440,288	1,462,418	1,251,423	(27,181)	5,126,948
Operating Income (Loss)	145,217	164,123	79,544	(202,556)	186,328

Depreciation and Amortization	37,160	193,503	134,457	15,000	380,120
Capital expenditures	262,020	140,876	2,445	-	405,341

Intangibles, Net	429,400	1,075,619	5,493,933	285,000	7,283,952
Goodwill	4,938,625	1,283,775	6,299,571	-	12,521,971
Total Assets	11,284,826	13,692,936	15,351,880	384,688	40,714,330

Customer Financial Information

For the three months ended December 31, 2012 and 2011, the top three customers for the Contract Research segment were various agencies of the U.S. Government. For the three months ended December 31, 2012 and 2011, these customers made up 68% and 78%, respectively, of Contract Research revenue.

For the three months ended December 31, 2012 and 2011, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue for the three months ended December 31, 2012 and 2011.

For the three months ended December 31, 2012 and 2011, the top three customers for the Instruments segment made up 40% and 36%, respectively, of Instruments revenue.

For the three months ended December 31, 2012, the Biomedical segment had two customers whose revenue represented 100% of the total segment revenue. There was no revenue for the three months ended December 31, 2011.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2012		December 31, 2011
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	8,494,488	80.5%	$10,028,479	82.7%
Europe	888,341	8.4%	1,126,352	9.3%
Other	1,170,446	11.1%	977,464	8.1%
	$10,553,275	100.0%	$12,132,295	100.0%

Note 10 - Income Taxes

Dynasil Corporation of America and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return and various state returns. The Company’s U.K. subsidiary files tax returns in the U.K.

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

In assessing the ability to realize the net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and projections of future taxable income, to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets. As a result, the Company has recorded a valuation allowance of approximately $1.7 million.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of December 31, 2012 and September 30, 2012, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of December 31, 2012 and September 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective rate of (0.34%) for the three months ended December 31, 2012 differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset. The effective rate of (96.85%) for the three months ended December 31, 2011 is primarily due to the recognition of research credits.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2009 are still subject to examination.

Note 11 – Fair Value Measurements

The Company uses a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for fixed rate long-term debt and variable rate long term debt approximate fair value because the underlying instruments are primarily at current market rates available to the Company for similar borrowings.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were released.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2012.

General Business Overview

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

Revenue for the first quarter of fiscal year 2013, which ended December 31, 2012, was $10.6 million, a decrease of 13.0% compared with revenue of $12.1 million for the quarter ended December 31, 2011. The decrease in revenue was primarily in the Contract Research and Instruments segments. Contract Research revenues declined $1.3 million or 21.1% primarily as a result of lower billable material and subcontractor costs. Contract revenue backlog continues to be strong at approximately $33.3 million. The Instruments segment revenues declined $699,000 or 35.3% primarily due to delays by customers of purchases of the existing products in anticipation of the availability of newly refreshed products which have not yet been approved by the necessary regulatory agencies.

Cost of Revenue for the first quarter of 2013 was $5.9 million, a decrease of 15.4% compared with $7.0 million for the quarter ended December 31, 2011. Total operating expenses decreased $122,000 or 2.5% to $4.8 million from the three month period ended December 31, 2011.

Loss from Operations for the quarter ended December 31, 2012 was ($191,000) compared with Income from Operations of $186,000 for the quarter ended December 31, 2011. Loss before Taxes for the quarter was ($378,000) compared with Income before Taxes of $62,000 for the quarter ended December 31, 2011.  Net Loss was ($379,000) or ($0.03) per share for the quarter ended December 31, 2012, compared with Net Income of $370,000, or $0.02 per share, for the quarter ended December 31, 2011.

We continue to invest in efforts to support growth initiatives for organic product development of specific product lines within Instruments, our dual mode detector commercialization effort within Contract Research and development of Biomedical technologies. These investments include technology development activities, capital equipment depreciation, development of intellectual property, and staff additions. The dual mode detector technology is producing revenue while still under development. We are currently delivering limited quantities of commercial grade crystals now and are working to further improve the size and quality of this product. Also, at the current time, the Company is actively exploring commercialization opportunities in thin film digital x-rays, sensors for nondestructive testing and radiation dosimeters based on technologies developed in the Contracts Research segment. Additionally, Dynasil has prepared a separate business and financing plan for one of the biomedical technologies. Our intention is to spin out the tissue sealant technology into an independent entity in which Dynasil will retain a substantial interest. This will accomplish both the elimination of some of the G&A support for these technologies as well as enable us to recruit additional expertise to help us advance the technology. While we expect to complete this financing plan in the next three months, we do not have definitive agreements, lender approval or commitments from investors and there can be no assurance that we can consummate this transaction in that timeframe or at any future time.

Commercialization of technology from our extensive research and development portfolio and strategic acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors.

Results of Operations

Results of Operations for the Three Months Ended December 31,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	4,910,840	4,251,940	1,284,038	106,457	10,553,275
Gross Profit	2,214,053	1,700,555	605,801	106,457	4,626,866
Operating Income (Loss)	(606)	385,676	(455,694)	(120,663)	(191,287)

Depreciation and Amortization	62,782	185,628	163,048	15,000	426,458
Capital expenditures	186,330	122,146	7,092	-	315,568

Intangibles, Net	339,886	946,525	5,016,201	224,996	6,527,608
Goodwill	4,938,625	1,310,802	4,015,072	-	10,264,499
Total Assets	13,290,669	10,607,828	12,092,507	388,671	36,379,675

Results of Operations for the Three Months Ended December 31,
2011
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	6,225,283	3,912,551	1,983,536	10,925	12,132,295
Gross Profit	2,440,288	1,462,418	1,251,423	(27,181)	5,126,948
Operating Income (Loss)	145,217	164,123	79,544	(202,556)	186,328

Depreciation and Amortization	37,160	193,503	134,457	15,000	380,120
Capital expenditures	262,020	140,876	2,445	-	405,341

Intangibles, Net	429,400	1,075,619	5,493,933	285,000	7,283,952
Goodwill	4,938,625	1,283,775	6,299,571	-	12,521,971
Total Assets	11,284,826	13,692,936	15,351,880	384,688	40,714,330

Revenue for the three months ended December 31, 2012 was $10,553,275, a 13.0% decrease from $12,132,295 for the three months ended December 31, 2011. Revenue from our Contract Research segment decreased $1,314,443 or 21.1% while revenue from our Instruments segment decreased $699,498 or 35.3%. The Contract Research segment revenue decline primarily reflects lower billable material and subcontractor costs during the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The research backlog for the Contracts research segment has remained consistent at nearly 18 months. The Company expects the Contract Research revenue to continue to be below the prior year in the quarter ending March 31, 2012. We believe the Instruments segment revenue decline is a result of customers delaying purchases of our existing products in anticipation of the availability of newly refreshed products which have not yet been approved by the necessary regulatory agencies. We have taken steps to reduce costs while awaiting regulatory approvals which are expected imminently but the timing is as yet unknown. Further, there can be no assurance when or if regulatory approvals will be obtained. We believe that without and until we obtain regulatory approvals, product revenues in the Instruments segment will continue to deteriorate. The Optics segment revenue increased $339,389 or 8.7% for the three months ended December 31, 2012, primarily as a result of the timing and mix of product sales. The Biomedical segment revenues primarily relate to a technology development contract with the Mayo Clinic.

Gross Profit for the three months ended December 31, 2012 was $4,626,866, or 43.8% of sales, compared to $5,126,948 or 42.3% of sales for the three months ended December 31, 2011. Gross profit as a percent of sales increased for the Contract Research segment to 45.1% at December 31, 2012 from 39.2% at December 31, 2011 primarily as a result of timing of certain non-billable costs and the level of profitability of the contracts in process during the respective periods. Gross profit for the Instruments segment decreased to 47.2% of sales at December 31, 2012 from 63.1% of sales for the quarter ended December 31, 2011 as a result of lower product volumes and unfavorable manufacturing efficiencies. Gross profit for the Optics segment increased to 40.0% of sales at December 31, 2012 from 37.4% of sales for the quarter ended December 31, 2011 primarily as a result of better margins on the mix of products sold. The Biomedical segment gross profit equals its revenue because the cost of the funded research is included in research and development expense beginning in fiscal 2013.

Total operating expenses for the three months ended December 31, 2012 decreased slightly to $4,818,153, or 45.7% of sales compared to $4,940,620 or 40.7% of sales for the three months ended December 31, 2011. The decrease in total operating expenses includes an approximate $600,000 decrease in general and administrative expenses associated with the product refresh within the Instruments segment, partially offset by increased personnel costs in the other segments.

Loss from Operations for the three months ended December 31, 2012 was ($191,287) compared to Income from Operations of $186,328, a decrease of $377,615 from the prior year comparable period. The decrease was primarily associated with the lower sales in the Contracts Research and Instruments segments discussed above as well as higher costs measured as a percentage of sales in the Instruments segment. The increase in operating income in the Optics and Biomedical segments primarily reflect the increase in revenue and improved gross profit discussed above.

Net interest expense for the three months ended December 31, 2012 was $186,757, compared with $124,157 for the three months ended December 31, 2011. The increase in interest expense was primarily associated with the issuance of a $3 million subordinated note payable in July, 2012 at an interest rate of 10%. Interest-bearing debt outstanding at December 31, 2012 was $11,511,905, compared to $11,984,492 at September 30, 2012.

Income tax expense for the three months ended December 31, 2012 consisted primarily of state tax expense offset by the estimated NOL carryback to 2011 and certain U.K. tax research credits. The Company recorded a tax benefit of $308,000 for the three months ended December 31, 2011 primarily from the recognition of Research and Experimentation credits and certain state tax losses.

Net Loss for the three months ended December 31, 2012 was ($379,342), or ($0.03) in basic earnings per share, compared with Net Income of $370,338, or $0.02 in basic earnings per share, for the quarter ended December 31, 2011.

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

As of December 31, 2012, the Company had total indebtedness outstanding of approximately $12 million, consisting of approximately $9.0 million of senior debt owed to Sovereign Bank and approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company's indebtedness is secured by substantially all the accounts and assets of the Company and is guaranteed by its subsidiaries.

The causes for the covenant violations are lower revenue and higher than expected expenses in the Company's Instruments and Contract Research segments during the fiscal quarter ended September 30, 2012 and continuing into the first quarter of fiscal 2013, combined with the continued investment in its Biomedical technologies and its Dual Mode nuclear detection initiative. In addition, the Company incurred a significant, non-recurring charge in the fourth quarter of 2012 of approximately $466,000 to its selling, general and administrative expenses related to costs incurred as a result of a review, under the direction of the Audit Committee of the Board, of certain cash application processes and billing practices of the RMD division. This investigation has been completed and has resulted in modifications in the division's practices and internal controls. The Company does not anticipate additional expenses for this matter.

Management expects to continue discussions with its lenders to address the financial covenant defaults as of September 30, 2012 as described above. These financial covenant defaults continued through the first quarter of fiscal 2013. The Company cannot predict when or whether a resolution of this situation will be achieved.

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

Liquidity Outlook

Net cash as of December 31, 2012 was $2,472,900 or approximately $943,000 less than the net cash of $3,414,880 at September 30, 2012. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

Cash Provided by (Used in) Operating Activities

In total, including the changes accounts receivable and accounts payable and accrued expenses, operating activities used cash of $223,000 for the three months ended December 31, 2012.

Cash Used in Investing and Financing Activities

Cash used for the purchase of property, plant and equipment for the three months ended December 31, 2012 was approximately $316,000. Payments of long term debt for the three months ended December 31, 2012 were $473,000 primarily as part of regularly scheduled payments to Sovereign Bank, N.A., the Company’s senior lender, under the five year Term Debt and Acquisition Line of Credit. Net cash used in financing activities was approximately $466,000 for the three months ended December 31, 2012.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2012. We have not adopted any accounting policies since September 30, 2012 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as the notes in this Form 10-Q.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company’s primary reporting units tested for impairment are Radiation Monitoring Devices, which comprises our Contract Research segment, Dynasil Products (previously known as RMD Instruments), which is a component of our Instruments segment, and Hilger Crystals, also a component of our Optics segment.

The carrying value of goodwill in our Instruments segment exceeded the new residual fair value of goodwill in the fourth quarter of 2012, and, as a result, the Company recorded a pre-tax impairment loss of $2,284,499 in the quarter ended September 30, 2012.

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know-how of Radiation Monitoring Devices, Inc. and purchased biomedical technologies within the Biomedical Segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the periods ended December 31, 2012 and 2011.

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

Allowance for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Stock-Based Compensation

The Company accounts for stock-based compensation using fair value. Compensation costs are recognized for stock options granted to employees and directors. Options and warrants granted to employees and non-employees are recorded as an expense over the requisite service period based on the grant date estimated fair value of the grant, determined using the Black-Scholes option pricing model.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. In addition, the new guidance requires consecutive presentation of the statement of net income and other comprehensive income with the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which is an update to ASU 2011-05. This amendment indefinitely defers the guidance relating to the presentation of reclassification adjustments. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 and ASU 2011-12 effective March 31, 2012 with the effect being a change in financial statement presentation.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 211-08”), Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in Topic 350 must be performed. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This new standard is effective for the Company beginning in fiscal 2013. The Company does not expect it to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure regarding fair value between U.S. GAAP and International Financial Reporting Standards. Specifically, the amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity's shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. This new standard has been adopted as of October 1, 2012 and did not have a material impact on its consolidated financial statements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our default under the financial covenants under our loan agreements with Sovereign Bank and Massachusetts Capital Resource Company, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to resolve our current default under our outstanding indebtedness, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, our ability to address our material weaknesses in our internal controls, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, including the risk factors contained in Item 1a, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012, which was filed with the SEC on January 15, 2013 (the “Form 10-K”), we identified material weaknesses in our internal control over financial reporting as of September 30, 2012. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are an integral part of disclosure controls and procedures. These material weaknesses, which are described in detail in the Form 10-K, can be summarized as relating to: (i) inadequate and ineffective monitoring controls,(ii) inadequate and ineffective control over the periodic financial close process and (iii) inadequate and ineffective controls over cash accounts and accounts receivable function at our RMD division.

The measures that we have identified to address the material weaknesses are discussed in detail in our Form 10-K. We expect to continue to develop our remediation plans and implement additional measures to make necessary improvements to our internal control over financial reporting. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2013, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have begun to implement measures to address the material weaknesses identified in our annual report on internal control over financial reporting. Specifically, during the first fiscal quarter, within our RMD division, we have begun to implement new timekeeping practices and procedures that are more automated, including an electronic time-keeping system integrated with our payroll and human resource systems. Further, legacy bank accounts relating to the acquisition of RMD in 2008 have been closed and improvements in the controllership function of this division have been implemented, including new personnel, increased training and improved controls. We have also begun to implement an improved purchase order and receiving system to record vendor purchase orders to provide visibility into receipts in order to properly accrue for goods received.

PART II – OTHER INFORMATION

ITEM 6    Exhibits

(a) Exhibits and index of Exhibits

10.01 Omnibus Amendment to Leases, dated December 6, 2012, filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012, and incorporated herein by reference.

10.02 Employment Letter of Thomas C. Leonard, dated January 4, 2013, filed as Exhibit 10.1 to Form 8-K filed on January 10, 2013, and incorporated herein by reference.

31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated February 13, 2013 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2012.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (ii) Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

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

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: February 13, 2013
Peter Sulick,
Interim Chief Executive Officer and Interim President

/s/ Thomas C. Leonard	DATED: February 13, 2013
Thomas C. Leonard,
Chief Financial Officer

