Form 10-K/A
period 2012-09-30
DYNASIL CORP OF AMERICA
filed 2013-02-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Form 10-K/A Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Original Filing”) to correct the following clerical errors:

1.	Net cash provided by operating activities contained in Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Consolidated Statements of Cash Flows in Part I, Item 8, Financial Statements and Supplementary Data. The previously reported amount of net cash provided by operating activities for the fiscal year ended September 30, 2012 was $741,915 and the correct amount of such net cash provided by operating activities was $693,054.

2.	Certain balance sheet captions for 2011 contained in the Consolidated Balance Sheets in Part 1 Item 8, Financial Statements and Supplementary Data. The previously reported subtotals for Total other assets, Total Assets, Total long-term liabilities, and Total Liabilities and Stockholders’ Equity of $20,086,302, $40,813,752, $10,254,758 and $40,813,752, respectively were incorrect; the corrected amounts are $20,139,133, $40,866,583, $10,307,589 and $40,866,583, respectively.

3.	Future amortization expense in Note 6—Intangible Assets contained in the Item 8, Financial Statements and Supplementary Data. The table showing estimated amortization expense for the next five fiscal years for Trade Names included an incorrect amount of $422,213 in the “Thereafter” column. The corrected amount is $81,992.

This Form 10-K/A should be read in conjunction with the original Form 10-K. Except as specifically noted above, this Amendment does not amend, modify or update any financial statements or other disclosures contained in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the Original Filing on January 15, 2013.

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

Net cash provided by operating activities

Net cash provided by operating activities was $693,054 for fiscal year 2012 versus $3,892,646 for fiscal year 2011. Fiscal year 2012 net loss was $4,303,766. There were non-cash expenses contained in the net loss which included stock compensation expense of $935,396, depreciation and amortization expense of $1,669,719 and the impairment of goodwill was $2,284,499. These major non-cash items totaled $4,889,614. Net changes in assets totaled $1,695,234. This included $986,133 in an increase in accounts receivable, net of unbilled accounts receivable. Days Sales Outstanding (“DSO”) increased to 63.3 days at September 30, 2012 from a record low of 46.1 days at September 30, 2011. Contract Research, the largest business segment, experienced an increase in DSO from prior year results of 35.8 days to 67.0 days at September 30, 2012. Expected improvements have yet to materialize and we continue efforts to streamline processes and improve collections. We do not believe that these internal procedural matters will ultimately affect the collectability of these receivables and accordingly, we have not made any increase in allowance for doubtful accounts for these receivables. DSO for the Optics segment was 50.9 days at September 30, 2012 compared with 49.5 days for the period in the prior year. The Instruments segment’s DSO was 80.4 days at September 30, 2012 compared with a prior year DSO of 91.1 days. This segment has a portion of its revenues through distributors who usually have extended terms beyond net 30 days. Finally, the Biomedical segment has little revenue and a measure of DSO is not meaningful. Increases in assets were partially offset by net changes in liabilities of $1,503,514 for accounts payable, accrued expenses and deferred revenue.

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

HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey

December 29, 2011

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 and 2011

	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$3,414,880	$4,479,840
Accounts receivable, net of allowance for doubtful accounts of $146,210 and $182,634 and sales returns allowance of $51,860 and $18,356 at September 30, 2012 and September 30, 2011, respectively.	5,475,142	3,388,237
Costs in excess of billings and unbilled receivables	1,735,798	2,857,142
Inventories, net of reserves	3,271,700	3,250,539
Deferred tax asset	126,187	1,119,800
Prepaid expenses and other current assets	1,334,649	771,564
Total current assets	15,358,356	15,867,122

Property, Plant and Equipment, net	4,984,150	4,860,328

Other Assets
Intangibles, net	6,703,305	7,466,506
Goodwill	10,254,160	12,521,971
Deferred financing costs, net	165,457	150,656
Total other assets	17,122,922	20,139,133

Total Assets	$37,465,428	$40,866,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$11,984,492	$1,859,728
Accounts payable	2,416,397	2,088,395
Deferred revenue	694,672	-0-
Accrued expenses and other liabilities	2,809,580	2,368,829
Total current liabilities	17,905,141	6,316,952

Long-term Liabilities
Long-term debt, net of current portion	-0-	8,985,442
Pension liability	345,443	113,344
Deferred tax liability	371,256	1,208,803
Total long-term liabilities	716,699	10,307,589

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 and 2011 (Continued)

	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Temporary Equity
Redeemable common stock, at redemption value of $2 per share; put option on 0 shares and 1,000,000 issued and outstanding at September 30, 2012 and September 30, 2011, respectively.	$0	$2,000,000

Stockholders' Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively, 10% cumulative, convertible.	-0-	-0-

Common stock, $0.0005 par value, 40,000,000 shares authorized, 15,610,517 and 15,393,053 shares issued, 14,800,357 and and 14,582,893 shares outstanding at September 30, 2012 and September 30, 2011, respectively.	7,805	7,696
Additional paid in capital	17,037,618	15,896,755
Accumulated other comprehensive income	61,906	297,566
Retained earnings	2,722,601	7,026,367
	19,829,930	23,228,384
Less 810,160 and 810,160 shares of treasury stock - at cost at September 30, 2012 and September 30, 2011, respectively	(986,342)	(986,342)
Total stockholders' equity	18,843,588	22,242,042

Total Liabilities and Stockholders' Equity	$37,465,428	$40,866,583

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

	2012	2011
Net revenue	$47,887,150	$46,951,666
Cost of revenue	28,381,407	27,201,435
Gross profit	19,505,743	19,750,231
Selling, general and administrative expenses	20,926,935	17,463,573
Impairment of goodwill	2,284,499	-0-
Income (loss) from operations	(3,705,691)	2,286,658
Interest expense, net	639,096	641,815
Income (loss) before income tax (benefit) provision	(4,344,787)	1,644,843
Income tax (benefit) provision	(41,021)	293,198
Net income (loss)	$(4,303,766)	$1,351,645

Net income (loss)	$(4,303,766)	$1,351,645
Other comprehensive income (loss):
Increase in pension liability	$(345,443)	-0-
Foreign currency translation	109,783	147,404
Total comprehensive income (loss)	$(4,539,426)	$1,499,049

Net income (loss)	$(4,303,766)	$1,351,645
Dividends on preferred stock	-0-	116,646
Net income (loss) attributable to common stockholders	$(4,303,766)	$1,234,999

Basic net income (loss) per common share	$(0.29)	$0.08
Diluted net income (loss) per common share	$(0.29)	$0.08

Weighted average shares outstanding
Basic	14,811,294	14,932,226
Diluted	14,811,294	15,127,004

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

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,303,766)	$1,351,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	935,396	563,443
Foreign exchange loss	30,602	-0-
Contingent consideration adjustment	(17,376)	(95,887)
Depreciation and amortization	1,669,719	1,233,073
Noncash interest expense	41,799	39,912
Provision for doubtful accounts and sales returns	-0-	26,110
Inventory reserves	76,981	-0-
Deferred income taxes	166,920	128,471
Impairment of goodwill	2,284,499	-0-
(Increase) decrease in:
Accounts receivable, net	(2,107,477)	497,337
Costs in excess of billings	1,121,344	(273,083)
Inventories	(134,449)	(153,320)
Prepaid expenses and other current assets	(574,652)	(175,914)
Increase (decrease) in:
Accounts payable	338,205	151,238
Accrued expenses and other liabilities	470,637	599,621
Deferred revenue	694,672	-0-
Net cash provided by operating activities	693,054	3,892,646

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,018,213)	(1,543,262)
Cash paid for acquisition of Biomedical Technologies	-0-	(300,000)
Net cash used in investing activities	(1,018,213)	(1,843,262)

Cash flows from financing activities:
Proceeds from issuance of common stock	63,122	135,302
Payment of debt issuance costs	(56,600)	-0-
Repayment of long-term debt	(1,860,678)	(1,858,943)
Proceeds from long term debt	3,000,000	-0-
Buy back of common stock	(1,857,546)	-0-
Preferred stock dividends paid	-0-	(79,770)
Net cash used in financing activities	(711,702)	(1,803,411)

Effect of exchange rates on cash and cash equivalents	(28,099)	121,901

Net change in cash and cash equivalents	(1,064,960)	367,874

Cash and cash equivalents, beginning	4,479,840	4,111,966
Cash and cash equivalents, ending	$3,414,880	$4,479,840

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

Retirement Plans (continued)

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

Financial Instruments (continued)

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

New Accounting Pronouncements (continued)

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

Amortization expense for the years ended September 30, 2012 and 2011 was $802,511 and $596,820 respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Acquired Customer Base	$542,615	$542,615	$542,615	$542,615	$542,615	$2,888,167	$5,601,242
Know How	34,133	34,133	34,133	34,133	34,133	196,188	366,853
Trade Names	14,600	14,600	14,600	14,600	14,600	81,992	154,992
Biomedical Technologies	60,000	60,000	60,000	59,997	-0-	-0-	239,997
	$651,348	$651,348	$651,348	$651,345	$591,348	$3,166,347	$6,363,084

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

Note 8 – Fair Value Measurement

Assets measured at fair value on a nonrecurring basis at September 30, 2012 included the following:

Fair Value Measurements Using Inputs Considered as

	Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Goodwill (Dynasil Products Reporting Unit)	$4,015,072	-	-	$4,015,072

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

The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default. The Subordinated Note bears interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment was due and paid on August 31, 2012. Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Note 9 – Debt (continued)

Subordinated Debt (continued)

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

Temporary Equity (continued)

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

Note 11 – Stockholders’ Equity (continued)

Stock Based Compensation (continued)

Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00 - 2.99	200,000	1.84	$2.00	200,000	$2.00
3.00 - 3.99	259,681	1.44	3.24	259,681	3.24
4.00 - 4.99	295,000	1.91	4.00	295,000	4.00
5.00 - 5.99	29,528	2.03	5.53	29,528	5.53
6.00 - 6.65	10,274	2.17	6.65	10,274	6.65
$2.00 - 6.65	794,483	1.75	$3.34	794,483	$3.34

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
F-30

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

On February 27, 2012, Dr. Entine, a former owner of RMD Instruments, LLC, which the Company acquired in 2008 for a combination of cash and shares of Dynasil common stock, exercised a Put Right to require the Company to repurchase 928,773 shares of Dynasil common stock issued to him as partial consideration for the transaction at a repurchase price of $2.00 per share (the "Put Right") and held by Dr. Entine and certain affiliates (“Entine”). This put obligation was repaid in full in August 2012 as disclosed in Note 9.

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

SEPTEMBER 30, 2012 and 2011

Note 17 – Segment, Customer and Geographical Reporting (continued)

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

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net revenue	11,373,808	12,082,037	12,299,010	12,132,295
Cost of revenue	7,064,015	7,097,378	7,214,667	7,005,347
Selling, general and administrative expenses	5,178,246	5,124,010	5,684,059	4,940,620
Impairment of goodwill	2,284,499	-	-	-
Income (loss) from operations	(3,152,952)	(139,351)	(599,716)	186,328
Interest expense, net	252,219	140,246	122,474	124,157
Income (loss) before income tax (benefit) provision	(3,405,171)	(279,597)	(722,190)	62,171
Income tax (benefit) provision	352,023	52,303	(137,180)	(308,167)
Net income (loss)	(3,757,194)	(331,900)	(585,010)	370,338

Basic net income (loss) per common share	$(0.25)	$(0.02)	$(0.04)	$0.02
Diluted net income (loss)per common share	$(0.25)	$(0.02)	$(0.04)	$0.02

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Financial Statements	following 15

Report of Independent Registered Public Accounting Firms	F-1
Consolidated Financial Statements:
Balance Sheets as of September 30, 2012 and 2011	F-3
Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2012 and 2011	F-4
Statements of Stockholders’ Equity for the years ended September 30, 2012 and 2011	F-5
Statements of Cash Flows for the years ended September 30, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-8

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

16

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

10.07*   Separation Agreement, dated July 6, 2012, between the Company and Steven K. Ruggieri, filed as Exhibit 10.07 to Form 10-K filed on January 15, 2013 and incorporated herein by reference.

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

17

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

21.1       Subsidiaries of the Company, filed as Exhibit 21.1 to Form 10-K filed on January 15, 2013 and incorporated herein by reference.

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

Dynasil Corporation of America

BY:	/s/ Peter Sulick

Peter Sulick, Interim President, Interim CEO (Principal Executive Officer)

DATED:	February 14, 2013

18