Form 10-Q
period 2013-03-31
DYNASIL CORP OF AMERICA
filed 2013-05-15
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

44 Hunt Street, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

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

As of May 7, 2013 there were 15,034,535 shares of common stock, par value $.0005 per share, outstanding.

2

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,132,901	$3,414,880
Accounts receivable, net of allowances of $186,110 and $198,070 for March 31, 2013 and September 30, 2012, respectively	4,389,394	5,475,142
Costs in excess of billings and unbilled receivables	1,755,185	1,735,798
Inventories, net of reserves	3,658,215	3,271,700
Deferred tax asset	126,187	126,187
Prepaid expenses and other current assets	1,426,916	1,334,649
Total current assets	13,488,798	15,358,356

Property, Plant and Equipment, net	4,738,147	4,984,150

Other Assets
Intangibles, net	3,776,038	6,703,305
Goodwill	6,135,642	10,254,160
Deferred financing costs, net	139,843	165,457
Total other assets	10,051,523	17,122,922

Total Assets	$28,278,468	$37,465,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$11,047,619	$11,984,492
Capital lease obligations, current	113,243	-0-
Accounts payable	2,536,408	2,416,397
Deferred revenue	741,427	694,672
Accrued expenses and other liabilities	1,849,936	2,809,580
Total current liabilities	16,288,633	17,905,141

Long-term Liabilities
Capital lease obligations, net of current portion	252,381	-0-
Pension liability	342,848	345,443
Deferred tax liability	195,895	371,256
Total long-term liabilities	791,124	716,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	March 31,	September 30,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 15,779,791 and 15,610,517 shares issued, 14,969,631 and and 14,800,357 shares outstanding at March 31, 2013 and September 30, 2012, respectively.	7,890	7,805
Additional paid in capital	17,259,349	17,037,618
Accumulated other comprehensive income (loss)	(183,715)	61,906
Retained earnings (Accumulated deficit)	(4,898,471)	2,722,601
	12,185,053	19,829,930
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	11,198,711	18,843,588

Total Liabilities and Stockholders' Equity	$28,278,468	$37,465,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net revenue	$10,484,530	$12,299,010	$21,037,805	$24,431,305
Cost of revenue	5,692,958	7,214,667	11,619,367	14,220,014
Gross profit	4,791,572	5,084,343	9,418,438	10,211,291
Operating expenses:
Sales and marketing expenses:	486,544	451,961	966,422	844,762
Research and development expenses	573,229	1,102,445	1,210,358	1,621,840
General and administrative expenses	4,216,741	4,129,653	7,917,887	8,158,077
Impairment of goodwill and long-lived assets	6,763,072	-0-	6,763,072	-0-
Total operating expenses	12,039,586	5,684,059	16,857,739	10,624,679
Loss from operations	(7,248,014)	(599,716)	(7,439,301)	(413,388)
Interest expense, net	177,159	122,474	363,916	246,631
Loss before income tax benefit	(7,425,173)	(722,190)	(7,803,217)	(660,019)
Income tax benefit	(183,443)	(137,180)	(182,145)	(445,347)
Net loss	$(7,241,730)	$(585,010)	$(7,621,072)	$(214,672)

Net loss	$(7,241,730)	$(585,010)	$(7,621,072)	$(214,672)
Other comprehensive income (loss):
Foreign currency translation	(275,360)	138,552	(245,621)	78,192
Total comprehensive loss	$(7,517,090)	$(446,458)	$(7,866,693)	$(136,480)

Basic net loss per common share	$(0.49)	$(0.04)	$(0.52)	$(0.01)
Diluted net loss per common share	$(0.49)	$(0.04)	$(0.52)	$(0.01)

Weighted average shares outstanding
Basic	14,770,943	15,002,818	14,721,733	15,091,356
Diluted	14,770,943	15,002,818	14,721,733	15,091,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended March 31, 2013			Additional	Other				Total
	Common	Common	Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Income (Loss)	(Accumulated Deficit)	Shares	Amount	Equity
Balance, September 30, 2012	15,610,517	$7,805	$17,037,618	$61,906	$2,722,601	810,160	($986,342)	$18,843,588
Issuance of shares of common stock under employee stock purchase plan	15,228	8	11,680	-0-	-0-	-0-	-0-	11,688

Stock-based compensation costs	154,046	77	210,051	-0-	-0-	-0-	-0-	210,128

Foreign currency translation adjustment	-0-	-0-	-0-	(245,621)	-0-	-0-	-0-	(245,621)

Net loss	-0-	-0-	-0-	-0-	(7,621,072)	-0-	-0-	(7,621,072)
Balance, March 31, 2013	15,779,791	$7,890	$17,259,349	($183,715)	($4,898,471)	810,160	($986,342)	$11,198,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,621,072)	$(214,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	210,128	436,360
Foreign exchange loss	(31,275)	(42,667)
Contingent consideration adjustment	-0-	(17,755)
Gain on sale of property, plant and equipment	(87,803)	-0-
Depreciation and amortization	870,175	743,193
Noncash interest expense	25,614	29,934
Provision for doubtful accounts and sales returns	-0-	5,118
Inventory reserves	9,241	-0-
Deferred income taxes	(183,810)	(237,968)
Impairment of goodwill and long-lived assets	6,763,072	-0-
Other changes in assets and libilities:
Accounts receivable, net	1,102,777	(2,455,415)
Inventories	(359,106)	159,199
Costs in excess of billings / unbilled receivables	(19,387)	547,709
Prepaid expenses and other assets	(84,600)	(281,444)
Accounts payable	112,126	(27,081)
Accrued expenses and other liabilities	(963,447)	(15,092)
Deferred revenue	38,178	262,942
Net cash used in operating activities	(219,189)	(1,107,639)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	80,252	-0-
Purchases of property, plant and equipment	(215,679)	(687,328)
Net cash used in investing activities	(135,427)	(687,328)

Cash flows from financing activities
Proceeds from issuance of common stock	11,688	31,701
Principal payments on capital leases	(21,056)	-0-
Payments on long-term debt	(936,873)	(949,002)
Net cash used in financing activities	(946,241)	(917,301)

Effect of exchange rates on cash and cash equivalents	18,878	102,164

Net decrease in cash and cash equivalents	(1,281,979)	(2,610,104)

Cash and cash equivalents, beginning	3,414,880	4,479,840
Cash and cash equivalents, ending	$2,132,901	$1,869,736

Supplemental disclosures of cash flow information:

Non cash activities:
Assets purchased under capital leases	$386,680	-0-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Ability to Continue as a Going Concern

The accompanying consolidated balance sheet as of March 31, 2013, the consolidated statements of operations and comprehensive loss for the three and six months ended March 31, 2013 and 2012, changes in stockholders’ equity for the six months ended March 31, 2013 and cash flows for the six months ended March 31, 2013 and 2012 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission, as amended on February 14, 2013.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has failed to comply with the financial covenants set forth in the terms of its outstanding loan agreements and sustained a substantial loss from operations for the year ended September 30, 2012. The Company has continued to sustain losses from operations for the six months ended March 31, 2013. These factors raise substantial doubt over the Company’s ability to continue as a going concern.

The Company continues to be in default of the financial covenants set forth in the terms of its loan agreements for its fiscal second quarter ended March 31, 2013. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt. A default gives the lenders the right to accelerate the maturity of the outstanding indebtedness. Furthermore, Sovereign Bank, N.A, the Company’s senior lender, may, at its option, impose a default interest rate with respect to the senior debt outstanding, which is 5% higher than the rate otherwise in effect. To date, the lenders have not taken any such actions. However, the Company cannot predict when or whether a resolution of this situation will be achieved.

The Company has accrued but not remitted interest payments for February and March 2013 to its subordinated lender. The Company is current with all principal and interest payments due to its senior lender through May 15, 2013, the date of this filing. Management has provided a revised forecast to its lenders and is engaged in discussions with its senior lender to address the financial covenant situation. Because of the uncertainty of any resolution of the covenant violations and possibility of an acceleration of the indebtedness by the lenders, the Company reclassified all of its outstanding indebtedness as a current liability in the accompanying consolidated balance sheets.

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

The Company has taken and will continue to take actions to improve its liquidity, including the implementation of a number of initiatives designed to conserve cash, optimize profitability and right-size the cost structure of its various businesses. The Company has retained Argus Management Corporation and Mirus Capital as financial advisors to assist it in evaluating strategic and restructuring alternatives, including the potential sale of product lines and/or a Company division. While the Company is actively considering such strategic alternatives, there can be no assurances that any such transaction will occur, or, if a transaction is completed, it will be on terms favorable to the Company. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2013, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 –Debt Classification

The Company was in default of certain financial covenants set forth in the terms of its outstanding indebtedness as of March 31, 2013, December 31, 2012 and September 30, 2012 and has not paid its monthly interest payments to its subordinated lender since February 2013. Based on the covenant violations and the resulting possibility of an acceleration of the indebtedness by the lenders, all of the outstanding indebtedness of the Company has been classified as current liabilities in the accompanying balance sheets.

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

Inventories, net of reserves, consist of the following:

	March 31,	September 30,
	2013	2012
Raw Materials	$2,183,899	$2,096,681
Work-in-Process	965,439	885,328
Finished Goods	508,877	289,691
	$3,658,215	$3,271,700

Note 4 – Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consist of actual revenues earned under the contracts which have not yet been billed to customers.

Note 5 – Impairment of Goodwill and Long-Lived Assets

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

The Company’s Dynasil Products subsidiary (“Products”) has continued to experience delays in obtaining regulatory approval of its next generation lead paint analyzer product. Due to the uncertainties regarding whether approval of the product could be obtained in a reasonable timeframe, Products further reduced its operating expense platform in the second quarter and has limited its activities to the sale and service its current lead paint analyzer. The Company is currently evaluating various strategic alternatives associated with the lead paint analyzer product.

Products has continued to experience delays in obtaining regulatory approvals of its updated medical probe for cancer surgery. Approval is expected in the third quarter of 2013.

As a result of the downsizing of expenditures associated with both product lines and the process of evaluating strategic alternatives associated with the lead paint analyzer product, the Company determined that an interim impairment test of long lived assets and goodwill associated with this business unit was required. As required, the Company first tested long lived assets for impairment before performing the goodwill impairment test. For purposes of testing the impairment of long lived assets, management determined that Products represented an asset group as defined in ASC 360. In step one of this analysis which compares the carrying value of the Products asset group to its undiscounted expected future cash flows, the undiscounted cash flows of Products was less than its carrying value. As a result, the Company proceeded to a step two analysis, which requires valuing the asset group, determining the potential impairment and allocating that impairment to the long lived assets without writing those assets down below their respective fair values.

The fair value of the asset group was determined based on discounted cash flows. The Company’s long-lived assets (other than goodwill) consist primarily of the Acquired Customer Base intangible asset. Fair value of that asset was determined using an income approach using the multi-period excess earnings method which estimates the fair value of the asset by discounting the future projected excess earnings associated with the asset to present value as of the valuation date. Based on its analyses, the Company determined that the fair value of the long-lived assets (other than goodwill) of Products was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of approximately $2,748,000 during the quarter ended March 31, 2013.

The Company then performed a goodwill impairment test as prescribed in ASC 350. The Products reporting unit fair value was determined using a discounted cash flow analysis. This amount was lower than the carrying value which had been previously adjusted as described above. Step 2 of ASC 350 was then preformed with a “memo allocation” of the Product business unit assets. The result of this assessment indicated that the implied fair value of the goodwill was zero. As a result, the Company recognized a non-cash, pre-tax charge of approximately $4,015,000 during the quarter ended March 31, 2013.

The valuation methods utilized to value the long lived assets and the goodwill discussed above are based on the amount and timing of expected future cash flows and growth rates and include a determination of an appropriate discount rate. The cash flows utilized in the discounted cash flow analyses were based on financial forecasts developed internally by management. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized. The discount rate used also requires significant judgment and is intended to reflect the risks involved in the business.

Note 6 – Intangible Assets

Intangible assets at March 31, 2013 and September 30, 2012 consist of the following:

	Useful	Gross	Accumulated
March 31, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$5,275,668	$2,516,280	$2,759,388
Know How	15	512,000	162,214	$349,786
Trade Names	15 - Indefinite	527,389	70,522	$456,867
Biomedical Technologies	5	300,000	90,003	$209,997
		$6,615,057	$2,839,019	$3,776,038

	Useful	Gross	Accumulated
September 30, 2012	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$7,858,775	$2,257,533	$5,601,242
Know How	15	512,000	145,147	366,853
Trade Names	15 - Indefinite	558,435	63,222	495,213
Biomedical Technologies	5	300,000	60,003	239,997
		$9,229,210	$2,525,905	$6,703,305

Amortization expense for the three months ended March 31, 2013 and 2012 was $143,506 and $162,802 respectively. Amortization expense for the six months ended March 31, 2013 and 2012 was $324,774 and $325,605, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2013 (6 Months)	2014	2015	2016	2017	Thereafter	Total
Acquired Customer Base	$271,543	$543,085	$543,085	$543,085	$543,085	$315,504	$2,759,387
Know How	17,067	34,133	34,133	34,133	34,133	196,187	349,786
Trade Names	7,300	14,600	14,600	14,600	14,600	72,995	138,695
Biomedical Technologies	30,000	60,000	60,000	59,997	-0-	-0-	209,997
	$325,910	$651,818	$651,818	$651,815	$591,818	$584,686	$3,457,865

Note 7 – Capital Leases

The Company has entered into long-term capital lease agreements for certain equipment purchases. The remaining principal payments due under all capital leases total $365,264 for the three and six month periods ended March 31, 2013 and $0 for the three and six month periods ended March 31, 2012. Aggregate minimum annual principal obligations at March 31, 2013, under non-cancelable leases are as follows:

	2013 (6 Months)	2014	2015	2016	2017	Thereafter	Total

Capital Lease Obligations	$55,691	$117,032	$125,031	$50,133	$13,118	$4,619	$365,624

Note 8 – Earnings (Loss) Per Common Share

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

For purposes of computing diluted earnings per share, no common share equivalents related to stock options were assumed to be outstanding for the three and six months ended March 31, 2013 and 2012. For the three and six months ended March 31, 2013 and 2012, no common share equivalents related to stock options were included in the calculation of dilutive shares since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive. Also, if the Company had not been in a loss position as of March 31, 2013, 158,834 shares of restricted stock would have been considered in the denominator used to calculate diluted earnings per common share. In addition, as of March 31, 2013 and 2012, common stock options for 710,532 and 1,059,583 shares, respectively, with exercise prices above current quarterly average market price per share have been excluded from the calculation of dilutive earnings per share since their effect is also anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31 is as follows:

	March 31, 2013	March 31, 2012
Weighted average shares outstanding
Basic	14,770,943	15,002,818
Effect of dilutive securities
Stock Options	-0-	-0-
Dilutive Average Shares Outstanding	14,770,943	15,002,818

The computation of the weighted shares outstanding for the six months ended March 31 is as follows:

	March 31, 2013	March 31, 2012
Weighted average shares outstanding
Basic	14,721,733	15,091,356
Effect of dilutive securities
Stock Options	-0-	-0-
Dilutive Average Shares Outstanding	14,721,733	15,091,356

Note 9 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of stock option activity as of March 31, 2013 and changes during the six months ended March 31, 2013 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2012	794,483	3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	3.34	1.75
Granted	0	0
Exercised	0	0
Cancelled	(83,951)	3.69
Balance at March 31, 2013	710,532	3.30	1.41
Outstanding and exercisable at March 31, 2013	710,532	3.30	1.41

A summary of restricted stock activity for the six months ended March 31, 2013 and 2012 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2013	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	104,000	$1.03
Vested	(53,000)	$1.21
Cancelled	(20,000)	$4.02
Nonvested at March 31, 2013	158,834	$1.31

Restricted Stock Activity for the Six Months ended March 31, 2012	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2011	403,000	$4.02

Granted	-0-	-0-
Vested	(38,000)	$4.01
Cancelled	-0-	-0-
Nonvested at March 31, 2012	365,000	$4.02

Stock Compensation Expense for the three and six months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	March 31, 2013	March 31, 2012
Stock Grants	$80,091	$111,233
Restricted Stock Grants	53,076	104,420
Option Grants	2,454	18,061
Employee Stock Purchase Plan	991	3,434
Total	$136,612	$237,148

	Six Months Ended	Six Months Ended
Stock Compensation Expense	March 31, 2013	March 31, 2012
Stock Grants	$132,552	$171,514
Restricted Stock Grants	65,694	218,604
Option Grants	9,813	40,116
Employee Stock Purchase Plan	2,069	6,126
Total	$210,128	$436,360

At March 31, 2013 there was approximately $186,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of ten months.

Note 10 – Segment, Customer and Geographical Reporting

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

The Company’s segment information for the three months ended March 31, 2013 and 2012 is summarized below:

Results of Operations for the Three Months Ended March 31,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,487,850	$3,931,766	$1,014,320	$50,594	$10,484,530
Gross Profit	2,647,870	1,632,007	461,101	50,594	4,791,572
Impairment of goodwill & long-lived assets	-0-	-0-	6,763,072	-0-	6,763,072
Operating Income (Loss)	232,015	2,336	(7,270,801)	(211,564)	(7,248,014)

Depreciation and Amortization	79,637	184,696	164,384	15,000	443,717
Capital expenditures	(187,425)	87,536	-0-	-0-	(99,889)

Intangibles, Net	349,786	866,488	2,349,767	209,997	3,776,038
Goodwill	4,938,625	1,197,017	-0-	-0-	6,135,642
Total Assets	13,332,151	9,748,703	4,862,956	334,658	28,278,468

Results of Operations for the Three Months Ended March 31,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$6,978,973	$3,684,213	$1,629,248	$6,576	$12,299,010
Gross Profit	2,771,643	1,471,367	837,368	3,965	5,084,343
Operating Income (Loss)	158,278	30,970	(538,996)	(249,968)	(599,716)

Depreciation and Amortization	57,777	155,597	134,699	15,000	363,073
Capital expenditures	85,199	183,965	12,823	-0-	281,987

Intangibles, Net	402,434	1,790	5,374,500	270,000	6,048,724
Goodwill	4,938,625	2,115,376	6,299,571	-0-	13,353,572
Total Assets	12,797,372	11,385,312	15,276,724	249,537	39,708,945

The Company’s segment information for the six months ended March 31, 2013 and 2012 is summarized below:

Results of Operations for the Six Months Ended March 31,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$10,398,690	$8,183,706	$2,298,358	$157,051	$21,037,805
Gross Profit	4,861,923	3,332,562	1,066,902	157,051	9,418,438
Impairment of goodwill & long-lived assets	-0-	-0-	6,763,072	-0-	6,763,072
Operating Income (Loss)	231,409	388,012	(7,726,495)	(332,227)	(7,439,301)

Depreciation and Amortization	142,419	370,324	327,432	30,000	870,175
Capital expenditures	(1,095)	209,682	7,092	-0-	215,679

Intangibles, Net	349,786	866,488	2,349,767	209,997	3,776,038
Goodwill	4,938,625	1,197,017	-0-	-0-	6,135,642
Total Assets	13,332,151	9,748,703	4,862,956	334,658	28,278,468

Results of Operations for the Six Months Ended March 31,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$13,204,256	$7,596,764	$3,612,784	$17,501	$24,431,305
Gross Profit	5,211,931	2,933,785	2,088,791	(23,216)	10,211,291
Operating Income (Loss)	303,495	195,093	(459,452)	(452,524)	(413,388)

Depreciation and Amortization	94,937	349,100	269,156	30,000	743,193
Capital expenditures	347,219	324,841	15,268	-0-	687,328

Intangibles, Net	402,434	1,790	5,374,500	270,000	6,048,724
Goodwill	4,938,625	2,115,376	6,299,571	-0-	13,353,572
Total Assets	12,797,372	11,385,312	15,276,724	249,537	39,708,945

Customer Financial Information

For the three and six months ended March 31, 2013 and 2012, the top three customers for the Contract Research segment were various agencies of the U.S. Government. For the three months ended March 31, 2013 and 2012, these customers made up 61% and 72%, respectively, of Contract Research revenue. For the six months ended March 31, 2013 and 2012, these customers made up 63% and 76%, respectively, of Contract Research revenue.

For the three and six months ended March 31, 2013 and 2012, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue for the three or the six months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 and 2012, the top three customers for the Instruments segment made up 30% and 32%, respectively, of Instruments revenue. For the six months ended March 31, 2013 and 2012, the top three customers for the Instruments segment made up 32% and 29%, respectively, of Instruments revenue.

For the three and six months ended March 31, 2013, the Biomedical segment had one customer whose revenue represented 100% of the total segment revenue. For the three and six months ended March 31, 2012, the Biomedical segment had one customer whose revenue represented 100% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,572,033	82%	$10,287,397	84%
Europe	847,662	8%	1,103,021	9%
Other	1,064,836	10%	908,592	7%
	$10,484,530	100%	$12,299,010	100%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2013 and 2012 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2013		March 31, 2012
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$17,066,521	82%	$20,315,876	83%
Europe	1,736,003	8%	2,229,373	9%
Other	2,235,282	10%	1,886,056	8%
	$21,037,805	100%	$24,431,305	100%

Note 11 - Income Taxes

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

As a result, the Company has recorded a valuation allowance of approximately $1.7 million as of September 30, 2012 and an additional valuation of approximately $2.5 million based upon year to date activity for a total valuation allowance of approximately $4.2 million as of March 31, 2013.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of March 31, 2013 and September 30, 2012, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of March 31, 2013 and September 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective rate of (2.48%) and (2.34%) for the three and six months ended March 31, 2013 differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset. The effective rate of (27.31%) and (72.64%) for the three and six months ended March 31, 2012 is primarily due to the recognition of research credits.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2009 are still subject to examination.

Note 12 – Fair Value Measurements

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

Fair value of assets measured on a nonrecurring basis at March 31, 2013 included the following:

Products Business Unit	Fair Value at March 31,2013	Level 1	Level 2	Level 3
Goodwill	$-0-	$-0-	$-0-	$-0-
Acquired Customer Base	2,211,000			2,211,000
Trade Name	139,000			139,000
Fixed Assets	163,000			163,000

Goodwill for the Products business unit was deemed to be impaired and written down to its fair value of $-0- at March 31, 2013. Acquired Customer Base, Trade Name and Fixed Assets were also deemed to be impaired and written down to their fair values of $2,211,000, $139,000 and $163,000, respectively. The fair value measurements were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy.  The amount and timing of future cash flows was based on the Company’s most recent operational forecasts.  The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Note 5 for additional discussion regarding the impairment of goodwill and other long lived assets.

Note 13 – Subsequent Events

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

Risks Related To Our Business

We are not in compliance with our financial covenants under our loan agreements with our lenders and we are in payment default with our subordinated lender. Our lenders may exercise one or more of their available remedies, including the right to require the immediate repayment of all outstanding indebtedness.

As of March 31, 2013, we had approximately $8.0 million of indebtedness with Sovereign Bank, N.A. and $3.0 million of indebtedness with Massachusetts Capital Resource Company, which is subordinated to the Sovereign Bank loan. This indebtedness is secured by substantially all of our accounts and assets and is guaranteed by our subsidiaries. Our loan agreements include financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreements. Failure to comply with the financial covenants is an event of default under the loan agreements. In an event of default, each of the lenders has the right to accelerate repayment of all outstanding indebtedness, impose a higher default interest rate (in the case of Sovereign Bank) and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets. As of March 31, 2013, December 31, 2012 and September 30, 2012, we are in violation of certain financial covenants contained in each of the loan agreements that require us to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total/senior debt. Additionally, although we continue to be current with all principal and interest payments with Sovereign Bank, as of March 31, 2013, we are currently delinquent on two months of interest payments on our $3.0 million note from Massachusetts Capital Resource Company.

As of March 31, 2013, neither of our lenders has accelerated our payment obligations or taken any of the actions described above. We are in discussions with our senior lender regarding our current non-compliance under the loan agreement. However, we cannot provide any assurance that these negotiations will be successful. If we are not successful in negotiating a waiver or forbearance agreement or other relief under our loan agreements, our obligations under those agreements may be accelerated in the future and our lenders may exercise other remedies for default. Even if we successfully obtain forbearance from our lenders for our current covenant non-compliance, we can provide no assurance that we will not violate our covenants in the future.

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

We have recently recorded substantial impairment charges in our Products business unit. Any future impairments of the assets in our Products or other businesses could negatively impact our results of operations.

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. At September 30, 2012, the Company recorded an impairment of goodwill in the amount of $2,284,499 associated with the Dynasil Products (“Products”) business unit, which is experiencing delays with regulatory approvals (FDA and HUD) to be able to sell new products. At March 31, 2013, the Company determined an additional impairment in goodwill and other intangible assets in the amount of $6,763,000 was required. As a result, the remaining goodwill associated with the Products business unit was written off in the second quarter of 2013 and the Company recorded an impairment of approximately $2,748,000 related to the Products long-lived asset group. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

We face potential de-listing from the Nasdaq Stock Market that could impair the liquidity of our stock and our availability to access the capital markets.

The NASDAQ Stock Market (“Nasdaq”) requires that companies remain in compliance with the Global Market Continued Listing Requirements for its common stock as set forth in Marketplace Rule 5450(a) and at least one of the Standards in Rule 5450(b). On March 26, 2013, the Company received notice from Nasdaq that, because the closing bid price for the Company's common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market, set forth in Nasdaq Marketplace Rule 5450(a)(1). The Company has been provided an initial compliance period of 180 calendar days, or until September 23, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to September 23, 2013. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market. If we are de-listed by Nasdaq the liquidity of our common stock could be impaired and we could have more difficulty raising capital, which could have an adverse effect on our results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission, as amended on February 14, 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors".

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

The Company has accrued but not remitted interest payments for February and March 2013 to its subordinated lender. The Company has made all principal and interest payments due to its senior lender through May 13, 2013, the date of this filing. Management has provided a revised forecast to its lenders and is engaged in discussions with its senior lender to address the financial covenant situation. However, the Company cannot predict when or whether a resolution of this situation will be achieved. Because of the uncertainty of any resolution of the covenant violations and the possibility of an acceleration of the indebtedness by the lenders, the Company reclassified all of its outstanding indebtedness as a current liability in the accompanying consolidated balance sheets.

Given the uncertainty created by the defaults under the Company’s outstanding indebtedness, the Company's independent registered public accounting firm has included a “going concern” qualification in its audit opinion for the year ended September 30, 2012.

Revenue for the second quarter of fiscal year 2013, which ended March 31, 2013, was $10.5 million, a decrease of 15% compared with revenue of $12.3 million for the quarter ended March 31, 2012. The decrease in revenue was primarily in the Contract Research and Instruments segments. Contract Research revenues declined $1.5 million primarily as a result of lower billable material and subcontractor costs. Contract revenue backlog continues to be strong at approximately $33 million, however, due to the U.S. federal budget uncertainties and the sequester, we remain cautious. The Instruments segment revenues declined $615,000 primarily due to delays by customers of purchases of the existing products in anticipation of the availability of newly refreshed products which were not yet approved by the necessary regulatory agencies as of the end of the second quarter.

Cost of revenue for the second quarter of 2013 was $5.7 million, a decrease of 21% compared with $7.2 million for the quarter ended March 31, 2012. The Company recorded a $6.8 million impairment charge in the second quarter ended March 31, 2013 to write-down the goodwill and long-lived assets of the Company’s Products asset group. Excluding the $6.8 million impairment charge, total operating expenses decreased $407,000 or 7% to $5.3 million compared to the three month period ended March 31, 2012.

Loss from operations for the quarter ended March 31, 2013 was ($7.3 million) which includes a $6.8 million non-cash impairment write-down of goodwill and other long lived assets (primarily acquired customer base). Excluding the impairment write-down the loss from operations for the quarter ended March 31, 2013 was ($485,000) compared with loss from operations of ($600,000) for the quarter ended March 31, 2012.   Net loss was ($7.2 million) or ($0.49) per share for the quarter ended March 31, 2013, compared with net loss of ($585,000), or ($0.04) per share, for the quarter ended March 31, 2012. The net loss for the quarter ended March 31, 2013 excluding the impairment charge was ($479,000) or ($0.03) per share.

We continue to invest in efforts to support growth initiatives for our dual mode detector commercialization effort within Contract Research and development of certain Biomedical technologies. These investments include technology development activities, capital equipment depreciation, development of intellectual property and staff.

The dual mode detector technology is beginning to produce revenue. We are currently delivering limited quantities of commercial grade crystals and are working to further improve the size and quality of this product. Also, at the current time, the Company is actively exploring commercialization opportunities in thin film digital x-rays, sensors for nondestructive testing and radiation dosimeters based on technologies developed in the Contracts Research segment, however there can be no assurances that we will be successful in these commercialization efforts.

Additionally, the Company has prepared a separate business and financing plan for one of the biomedical technologies. Our intention was to spin out the tissue sealant technology into an independent entity in which the Company would retain a substantial interest. This would accomplish both the elimination of some of the general and administrative expenses (“G&A”) support for these technologies as well as enable us to recruit additional expertise to help us advance the technology. During the second quarter, our senior lender refused to release the intellectual property and related collateral in connection with the spin-out. As a result, we continued to fund this research through the second quarter; however, there can be no assurance that we will continue to fund this research or consummate this transaction at any future time.

Results of Operations

Results of Operations for the Three Months Ended March 31,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,488,000	$3,932,000	$1,014,000	$51,000	$10,485,000
Gross Profit	2,648,000	1,632,000	461,000	51,000	4,792,000
Impairment of goodwill & long-lived assets	-0-	-0-	6,763,000	-0-	6,763,000
Operating Income (Loss)	233,000	2,000	(7,271,000)	(212,000)	(7,248,000)

Depreciation and Amortization	80,000	185,000	164,000	15,000	444,000
Capital expenditures	(187,000)	88,000	-0-	-0-	(99,000)

Intangibles, Net	350,000	866,000	2,350,000	210,000	3,776,000
Goodwill	4,939,000	1,197,000	-0-	-0-	6,136,000
Total Assets	13,332,000	9,748,000	4,863,000	335,000	28,278,000

Results of Operations for the Three Months Ended March 31,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$6,979,000	$3,684,000	$1,629,000	$7,000	$12,299,000
Gross Profit	2,772,000	1,471,000	837,000	4,000	5,084,000
Operating Income (Loss)	158,000	31,000	(539,000)	(250,000)	(600,000)

Depreciation and Amortization	58,000	155,000	135,000	15,000	363,000
Capital expenditures	85,000	184,000	13,000	-0-	282,000

Intangibles, Net	402,000	2,000	5,375,000	270,000	6,049,000
Goodwill	4,939,000	2,115,000	6,300,000	-0-	13,354,000
Total Assets	12,797,000	11,385,000	15,277,000	250,000	39,709,000

Revenue for the three months ended March 31, 2013 was $10,485,000, a 15% decrease from $12,299,000 for the three months ended March 31, 2012.

Revenue from our Contract Research segment decreased $1,491,000 or 21% for the three months ended March 31, 2013. The Contract Research segment revenue decline primarily reflects lower billable material and subcontractor costs partially offset by higher billable direct labor hours during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The research backlog for the Contracts Research segment has remained consistent at nearly 18 months or approximately $33 million. The Company expects the Contract Research revenue for the three and nine months ending June 30, 2013 to continue to be lower than revenue for the corresponding prior year periods.

Revenue from our Instruments segment decreased $615,000 or 38% for the three months ended March 31, 2013 compared to the same period in 2012. We believe the Instruments segment revenue decline is primarily a result of customers delaying purchases of our existing products or purchasing competitor products due to the lack of availability of our updated lead paint analyzer and medical probe products which had not yet been approved by the necessary regulatory agencies as of the March 31, 2013. The Company expects to receive regulatory approval for the sale of the medical probe in the third quarter of 2013. The Company is currently evaluating preliminary testing results received on its updated lead paint analyzer product while also evaluating strategic alternatives associated with the product. There can be no assurance when or if these regulatory approvals will be obtained. We believe that without and until we obtain all necessary regulatory approvals associated with the medical probe and the lead paint analyzer products, revenues in the Instruments segment will continue at current levels.

The Optics segment revenue increased $248,000 or 7% for the three months ended March 31, 2013 compared to the same period in 2012, primarily as a result of the timing and mix of product sales.

The Biomedical segment revenues primarily relate to a technology development contract with the Mayo Clinic.

Gross profit for the three months ended March 31, 2013 was $4,792,000, or 46% of sales, compared to $5,084,000 or 41% of sales for the three months ended March 31, 2012. Gross profit as a percent of sales increased for the Contract Research segment to 48% at March 31, 2013 from 39% at March 31, 2012 primarily as a result of a change in the mix of costs from material and subcontractor to direct labor which results in an increase in gross profit margin (although the total contract profitability is unchanged) as well as the timing of certain non-billable costs and the level of profitability of the contracts in process during the respective periods.

Gross profit for the Instruments segment decreased to 45% of sales at March 31, 2013 from 51% of sales for the quarter ended March 31, 2012 as a result of lower product volumes and unfavorable manufacturing efficiencies.

Gross profit for the Optics segment increased to 41% of sales at March 31, 2013 from 40% of sales for the quarter ended March 31, 2012 primarily as a result of better margins on the mix of products sold.

The Biomedical segment gross profit equals its revenue because the cost of the funded research is included in research and development expense.

Operating expenses for the current quarter include an impairment charge of $6,763,000 associated with an interim impairment evaluation performed on the Company’s Products business unit in the Instruments segment. As a result, total operating expenses for the three months ended March 31, 2013 were $12,040,000. Total operating expenses excluding the impairment charge decreased slightly to $5,277,000 compared to $5,684,000 for the three months ended March 31, 2012. The decrease (excluding the impairment charge) in operating expenses primarily reflects the decrease in research and development expenses associated with the product refreshes within the Instruments segment.

Loss from operations for the three months ended March 31, 2013 was ($7,248,000) compared to loss from operations of ($600,000) for the three months ended March 31, 2012. Excluding the goodwill and long-lived asset impairment charge, the loss from operations for the three months ended March 31, 2013 would have been ($485,000).

Net interest expense for the three months ended March 31, 2013 was $177,000, compared with $122,000 for the three months ended March 31, 2012. The increase in interest expense was primarily associated with the issuance of a $3 million subordinated note payable in July, 2012 at an interest rate of 10%. Interest-bearing debt outstanding at March 31, 2013 was $11,413,000, compared to $11,984,000 at September 30, 2012.

Income tax expense for the three months ended March 31, 2013 consisted primarily of state tax expense offset by the estimated net operating loss (“NOL”) carryback to 2011 and certain U.K. tax research credits.

Net loss for the three months ended March 31, 2013 was ($7,242,000) or ($0.49) per share, compared with net loss of ($585,000), or ($0.04) per share, for the quarter ended March 31, 2012. Excluding the impairment loss of $6,763,000, the net loss for the quarter would have been ($479,000) or ($0.03) per share.

Results of Operations – Year to Date

Results of Operations for the Six Months Ended March 31,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$10,399,000	$8,184,000	$2,298,000	$157,000	$21,038,000
Gross Profit	4,861,000	3,333,000	1,067,000	157,000	9,418,000
Impairment of goodwill & long-lived assets	-0-	-0-	6,763,000	-0-	6,763,000
Operating Income (Loss)	231,000	388,000	(7,726,000)	(332,000)	(7,439,000)

Depreciation and Amortization	142,000	370,000	328,000	30,000	870,000
Capital expenditures	(1,000)	210,000	7,000	-0-	216,000

Intangibles, Net	350,000	866,000	2,350,000	210,000	3,776,000
Goodwill	4,939,000	1,197,000	-0-	-0-	6,136,000
Total Assets	13,332,000	9,748,000	4,863,000	335,000	28,278,000

Results of Operations for the Six Months Ended March 31,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$13,204,000	$7,596,000	$3,613,000	$18,000	$24,431,000
Gross Profit	5,211,000	2,934,000	2,089,000	(23,000)	10,211,000
Operating Income (Loss)	304,000	195,000	(459,000)	(453,000)	(413,000)

Depreciation and Amortization	94,000	349,000	270,000	30,000	743,000
Capital expenditures	347,000	325,000	15,000	-0-	687,000

Intangibles, Net	402,000	2,000	5,375,000	270,000	6,049,000
Goodwill	4,939,000	2,115,000	6,300,000	-0-	13,354,000
Total Assets	12,797,000	11,385,000	15,277,000	250,000	39,709,000

Revenue for the six months ended March 31, 2013 was $21,038,000, a 16.0% decrease from $24,431,000 for the six months ended March 31, 2012.

Revenue from our Contract Research segment decreased $2,805,000 or 21% for the six months ended March 31, 2013 compared to the same period in 2012. The Contract Research segment revenue decline primarily reflects lower billable material and subcontractor costs partially offset by higher billable direct labor hours during the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The research backlog for the Contracts Research segment has remained consistent at nearly 18 months or approximately $33 million.

Revenue from our Instruments segment decreased $1,315,000 or 36% for the six months ended March 31, 2013 compared to the same period in 2012. We believe the Instruments segment revenue decline is primarily a result of customers delaying purchases of our existing products or purchasing competitor products due to the lack of availability of our updated lead paint analyzer and medical probe products which had not yet been approved by the necessary regulatory agencies as of the March 31, 2013. The Company expects to receive regulatory approval for the sale of the medical probe in the third quarter of 2013. The Company is currently evaluating preliminary testing results received on its updated lead paint analyzer product while also evaluating strategic alternatives associated with the product. There can be no assurance when or if these regulatory approvals will be obtained. We believe that without and until we obtain all necessary regulatory approvals associated with the medical probe and the lead paint analyzer products, revenues in the Instruments segment will continue at the current reduced levels.

The Optics segment revenue increased $587,000 or 8% for the six months ended March 31, 2013, primarily as a result of the timing and mix of product sales.

The Biomedical segment revenues primarily relate to a technology development contract with the Mayo Clinic.

Gross profit for the six months ended March 31, 2013 was $9,418,000, or 45% of sales, compared to $10,211,000 or 42% of sales for the six months ended March 31, 2012. Gross profit as a percent of sales increased for the Contract Research segment to 47% at March 31, 2013 from 39% at March 31, 2012 primarily as a result of a change in the mix of costs from material and subcontractor to direct labor which results in an increase in gross profit margin (although the total contract profitability is unchanged) as well as the timing of certain non-billable costs and the level of profitability of the contracts in process during the respective periods.

Gross profit for the Instruments segment decreased to 46% of sales at March 31, 2013 from 58% of sales for the six months ended March 31, 2012 as a result of lower product volumes and unfavorable manufacturing efficiencies.

Gross profit for the Optics segment increased to 41% of sales at March 31, 2013 from 39% of sales for the six months ended March 31, 2012 primarily as a result of better margins on the mix of products sold.

The Biomedical segment gross profit equals its revenue because the cost of the funded research is included in research and development expense.

Total operating expenses for the six months ended March 31, 2013 included a non-cash impairment charge of $6,763,000. Excluding that charge, operating expenses decreased slightly to $10,095,000, or 48% of sales compared to $10,625,000 or 43% of sales for the six months ended March 31, 2012. The decrease (excluding the impairment charge) in total operating expenses primarily relates to a decrease in research and development expenses associated with the product refreshes within the Instruments segment.

Loss from operations for the six months ended March 31, 2013 was ($7,439,000) compared to Loss from Operations of ($413,000) for the prior year comparable period. Excluding the impact of the impairment charge, the loss from operations would have been ($676,000). The decrease was primarily associated with the lower gross profit in the Instruments segment discussed above partially offset by lower operating expenses in the Instruments segment. The increase in operating income in the Optics and Biomedical segments primarily reflect the increase in revenue and improved gross profit discussed above.

Net interest expense for the six months ended March 31, 2013 was $364,000, compared with $247,000 for the six months ended March 31, 2012. The increase in interest expense was primarily associated with the issuance of a $3 million subordinated note payable in July, 2012 at an interest rate of 10%. Interest-bearing debt outstanding at March 31, 2013 was $11,413,000, compared to $11,984,000 at September 30, 2012.

Income tax expense for the six months ended March 31, 2013 consisted primarily of estimated NOL carryback to 2011 and certain U.K. tax research credits partially offset by state tax expense. The Company recorded a tax benefit of $445,000 for the six months ended March 31, 2012 primarily from the recognition of Research and Experimentation credits and certain state tax losses.

Net loss for the six months ended March 31, 2013 was ($7,621,000), or ($0.52) per share, compared with Net loss of ($215,000), or ($0.01) per share, for the six months ended March 31, 2012. Excluding the impact of the impairment charge, the loss from operations would have been ($858,000) or ($0.06) per share.

Use of Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles (GAAP), this MD&A also contains non-GAAP financial measures. Specifically, Dynasil has presented Operating Expenses and Loss from Operations, in each case excluding the effect of the $6.8 million impairment charge recorded in the second quarter of 2013 to write down the goodwill and long-lived intangible assets of the Company’s Instruments segment. The Company believes that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of the Company’s core operating results and enhance comparing such performance with prior periods. The non-GAAP financial measures included in this MD&A are not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP.

Liquidity and Capital Resources

Liquidity Overview

On December 31, 2012, the Company announced it is in default of the financial covenants set forth in the terms of its outstanding indebtedness at September 30, 2012. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt. The Company continues to be current with all principal and interest payments due on its senior outstanding indebtedness and management expects to continue discussions with its senior lender to address the financial covenant situation. The Company has accrued but not remitted interest payments for February or March 2013 to its subordinated lender.

These financial covenant defaults give the senior lender the right to accelerate the maturity of the indebtedness outstanding and foreclose on any security interest. Furthermore, Sovereign Bank, N.A, the Company's senior lender, may, at its option, impose a default interest rate with respect to the senior debt outstanding, which is 5% higher than the rate otherwise in effect. To date, the lenders have not taken any such actions.

As of March 31, 2013, the Company had total indebtedness outstanding of approximately $11.4 million, consisting of approximately $8.0 million of senior debt owed to Sovereign Bank and approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company and approximately $365,000 in new equipment leases. The Company's indebtedness is secured by substantially all the accounts and assets of the Company and is guaranteed by its subsidiaries.

The causes for the covenant violations are lower revenue and higher than expected expenses in the Company's Instruments and Contract Research segments during the fiscal quarter ended September 30, 2012 and continuing into the first and second quarter of fiscal 2013, combined with the continued investment in its Biomedical technologies and its Dual Mode nuclear detection initiative.

Management expects to continue discussions with its lenders to address the financial covenant defaults as of September 30, 2012 as described above. These financial covenant defaults continued through the second quarter of fiscal 2013. The Company cannot predict when or whether a resolution of this situation will be achieved.

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

Liquidity Outlook

Net cash as of March 31, 2013 was $2,132,900 or approximately $1,282,000 less than the net cash of $3,414,900 at September 30, 2012. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

Cash Provided by (Used in) Operating Activities

In total, including the changes in accounts receivable and accounts payable and accrued expenses, operating activities used cash of $219,000 for the six months ended March 31, 2013.

Cash Used in Investing and Financing Activities

Cash used for the purchase of property, plant and equipment for the six months ended March 31, 2013 was approximately $216,000. Payments of long term debt for the six months ended March 31, 2013 were $904,000 primarily as part of regularly scheduled payments to Sovereign Bank, N.A., the Company’s senior lender, under the five year Term Debt and Acquisition Line of Credit. Net cash used in financing activities was approximately $557,000 for the six months ended March 31, 2013.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the asset group level using the two-step process. The Company’s primary asset groups tested for impairment are Radiation Monitoring Devices, which comprises our Contract Research segment, Dynasil Products (previously known as RMD Instruments), which comprises our Instruments segment, and Hilger Crystals, a component of our Optics segment.

The Company performed an interim impairment test in the second quarter of 2013 for our Products business unit and determined that the approximate $4,015,000 carrying value of goodwill should be written off. The Company also determined that the carrying value of its long-lived asset group exceeded the fair value by approximately $2,750,000.

The carrying value of goodwill in our Products business unit exceeded the new residual fair value of goodwill in the fourth quarter of 2012, and, as a result, the Company recorded a pre-tax impairment loss of $2,284,500 in the quarter ended September 30, 2012.

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer bases and trade names of RMD Instruments, LLC, acquired backlog and know-how of Radiation Monitoring Devices, Inc. and purchased biomedical technologies within the Biomedical Segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment and intangible assets. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

As a result of the downsizing of expenditures associated with both businesses and the process of evaluating strategic alternatives associated with the lead paint analyzer product, the Company determined that an interim impairment test of goodwill associated with this business was required. The interim fair value test of goodwill performed in the second quarter identified, in the step one analysis, that the fair value of Products was less than its carrying value. The Company proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Products business to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of the goodwill was zero. As a result, the Company recognized a non-cash, pre-tax charge of $4,015,000 during the quarter ended March 31, 2013.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. In addition, the new guidance requires consecutive presentation of the statement of net income and other comprehensive income with the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which is an update to ASU 2011-05. This amendment indefinitely defers the guidance relating to the presentation of reclassification adjustments. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2012 with the effect being a change in financial statement presentation.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our default under the financial covenants under our loan agreements with Sovereign Bank and Massachusetts Capital Resource Company, the commercialization of our products including our dual mode detectors, our development and funding of new technologies including at Dynasil Biomedical, obtaining certain regulatory approvals, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to resolve our current default under our outstanding indebtedness, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, our ability to address our material weaknesses in our internal controls, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, including the risk factors contained in Item 1a, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012, which was filed with the SEC on January 15, 2013, as amended on February 12, 2013 (the “Form 10-K”), we identified material weaknesses in our internal control over financial reporting as of September 30, 2012. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are an integral part of disclosure controls and procedures. These material weaknesses, which are described in detail in the Form 10-K, can be summarized as relating to: (i) inadequate and ineffective monitoring controls,(ii) inadequate and ineffective control over the periodic financial close process and (iii) inadequate and ineffective controls over cash accounts and accounts receivable function at our RMD division.

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to implement measures to address the material weaknesses identified in our annual report on internal control over financial reporting. During the second fiscal quarter, within our RMD division, we completed the implementation of new timekeeping practices and procedures that are more automated, including an electronic time-keeping system integrated with our payroll and human resource systems. Further, we have continued to communicate and reinforce certain control procedures. We are also evaluating changes to improve our purchase order and receiving system to record vendor purchase orders to provide visibility into receipts in order to properly accrue for goods received. In addition, in March 2013, we hired a new Corporate Controller.

PART II – OTHER INFORMATION

ITEM 6 Exhibits

(a) Exhibits and index of Exhibits

10.01 Employment Letter of Thomas C. Leonard, dated January 4, 2013, filed as Exhibit 10.1 to Form 8-K filed on January 10, 2013, and incorporated herein by reference.

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

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated May 15, 2013 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2013.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

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

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: May 15, 2013
Peter Sulick,
Interim Chief Executive Officer and Interim President

	/s/ Thomas C. Leonard	DATED: May 15, 2013
Thomas C. Leonard,
Chief Financial Officer

