Form 10-Q
period 2013-06-30
DYNASIL CORP OF AMERICA
filed 2013-08-12
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE — ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 6, 2013 there were 15,413,116 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,778,365	$3,414,880
Accounts receivable, net of allowances of $178,603 and $198,070 for June 30, 2013 and September 30, 2012, respectively	3,995,552	5,475,142
Costs in excess of billings and unbilled receivables	1,558,407	1,735,798
Inventories, net of reserves	3,344,744	3,271,700
Deferred tax asset	126,187	126,187
Prepaid expenses and other current assets	1,370,264	1,334,649
Total current assets	13,173,519	15,358,356

Property, Plant and Equipment, net	4,705,911	4,984,150

Other Assets
Intangibles, net	3,606,177	6,703,305
Goodwill	6,136,128	10,254,160
Deferred financing costs, net	127,036	165,457
Total other assets	9,869,341	17,122,922

Total Assets	$27,748,771	$37,465,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$10,583,334	$11,984,492
Capital lease obligations, current	108,184	-0-
Accounts payable	2,629,054	2,416,397
Deferred revenue	542,896	694,672
Accrued expenses and other liabilities	2,112,791	2,809,580
Total current liabilities	15,976,259	17,905,141

Long-term Liabilities
Capital lease obligations, net of current portion	274,972	-0-
Pension liability	342,848	345,443
Deferred tax liability	227,063	371,256
Total long-term liabilities	844,883	716,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	June 30,	September 30,
	2013	2012
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 16,152,963 and 15,610,517 shares issued, 15,342,803 and and 14,800,357 shares outstanding at June 30, 2013 and September 30, 2012, respectively.	8,077	7,805
Additional paid in capital	17,354,486	17,037,618
Accumulated other comprehensive income (loss)	(183,760)	61,906
Retained earnings (Accumulated deficit)	(5,264,832)	2,722,601
	11,913,971	19,829,930
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	10,927,629	18,843,588

Total Liabilities and Stockholders' Equity	$27,748,771	$37,465,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$11,322,342	$12,082,037	$32,360,147	$36,513,342
Cost of revenue	6,494,463	7,097,378	18,113,830	21,317,392
Gross profit	4,827,879	4,984,659	14,246,317	15,195,950
Operating expenses:
Sales and marketing expenses	418,318	444,369	1,384,739	1,289,131
Research and development expenses	499,732	721,279	1,710,090	2,343,119
General and administrative expenses	4,125,336	3,958,362	12,043,224	12,116,439
Impairment of goodwill and long-lived assets	-0-	-0-	6,763,072	-0-
Total operating expenses	5,043,386	5,124,010	21,901,125	15,748,689
Loss from operations	(215,507)	(139,351)	(7,654,808)	(552,739)
Interest expense, net	181,773	140,246	545,690	386,877
Loss before income taxes	(397,280)	(279,597)	(8,200,498)	(939,616)
Income tax provision (benefit)	(30,920)	52,303	(213,065)	(393,044)
Net loss	$(366,360)	$(331,900)	$(7,987,433)	$(546,572)

Net loss	$(366,360)	$(331,900)	$(7,987,433)	$(546,572)
Other comprehensive loss:
Foreign currency translation	(45)	(107,330)	(245,666)	(29,138)
Total comprehensive loss	$(366,405)	$(439,230)	$(8,233,099)	$(575,710)

Basic net loss per common share	$(0.02)	$(0.02)	$(0.54)	$(0.04)
Diluted net loss per common share	$(0.02)	$(0.02)	$(0.54)	$(0.04)

Weighted average shares outstanding
Basic	14,859,899	14,275,293	14,767,401	14,878,360
Diluted	14,859,899	14,275,293	14,767,401	14,878,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

			Additional	Other				Total
	Common	Common	Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Income (Loss)	(Accumulated Deficit)	Shares	Amount	Equity
Balance, September 30, 2012	15,610,517	$7,805	$17,037,618	$61,906	$2,722,601	810,160	$(986,342)	$18,843,588

Issuance of shares of common stock under employee stock purchase plan	23,496	12	16,486	-0-	-0-	-0-	-0-	16,498

Stock-based compensation costs	518,950	260	300,382	-0-	-0-	-0-	-0-	300,642

Foreign currency translation adjustment	-0-	-0-	-0-	(245,666)	-0-	-0-	-0-	(245,666)

Net loss	-0-	-0-	-0-	-0-	(7,987,433)	-0-	-0-	(7,987,433)
Balance, June 30, 2013	16,152,963	$8,077	$17,354,486	$(183,760)	$(5,264,832)	810,160	$(986,342)	$10,927,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,987,433)	$(546,572)
Adjustments to reconcile net loss to net cash:
Stock compensation expense	300,642	679,417
Foreign exchange loss	(33,526)	(61,813)
Contingent consideration adjustment	-0-	(18,395)
Gain on sale of property, plant and equipment	(87,803)	-0-
Depreciation and amortization	1,329,401	1,134,966
Noncash interest expense	38,421	39,912
Change in reserves	9,241	111,711
Deferred income taxes	(152,401)	(247,563)
Impairment of goodwill and long-lived assets	6,763,072	-0-
Other changes in assets and libilities:
Accounts receivable, net	1,496,979	(1,750,219)
Inventories	(49,887)	17,312
Costs in excess of billings / unbilled receivables	177,391	803,472
Prepaid expenses and other assets	(27,769)	(463,622)
Accounts payable	206,012	1,072,689
Accrued expenses and other liabilities	(705,372)	(403,179)
Deferred revenue	(160,058)	262,942
Net cash provided by operating activities	1,116,910	631,058

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	80,252	-0-
Purchases of property, plant and equipment	(422,577)	(764,028)
Net cash used in investing activities	(342,325)	(764,028)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,498	50,604
Principal payments on capital leases	(49,797)	-0-
Payments on long-term debt	(1,401,158)	(1,432,581)
Net cash used in financing activities	(1,434,457)	(1,381,977)

Effect of exchange rates on cash and cash equivalents	23,357	21,419

Net decrease in cash and cash equivalents	(636,515)	(1,493,528)

Cash and cash equivalents, beginning	3,414,880	4,479,840
Cash and cash equivalents, ending	$2,778,365	$2,986,312

Supplemental disclosures of cash flow information:

Non cash activities:
Assets purchased under capital leases	$432,953	$-0-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Ability to Continue as a Going Concern

The accompanying consolidated balance sheet as of June 30, 2013, the consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2013 and 2012, changes in stockholders’ equity for the nine months ended June 30, 2013 and cash flows for the nine months ended June 30, 2013 and 2012 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has failed to comply with the financial covenants set forth in the terms of its outstanding loan agreements and sustained a substantial loss from operations for the year ended September 30, 2012. The Company has continued to sustain losses from operations for the nine months ended June 30, 2013. These factors raise substantial doubt over the Company’s ability to continue as a going concern.

The Company continues to be in default of the financial covenants set forth in the terms of its loan agreements for its fiscal third quarter ended June 30, 2013. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total debt and senior debt. A default gives the lenders the right to accelerate the maturity of the outstanding indebtedness. Furthermore, Sovereign Bank, N.A, the Company’s senior lender, may, at its option, impose a default interest rate with respect to the senior debt outstanding, which is 5% higher than the rate otherwise in effect. To date, the lender has not taken any such action. However, the Company cannot predict when or whether a resolution of this situation will be achieved or if the higher interest rate will be imposed.

The Company has accrued but not remitted interest payments to its subordinated lender since February 2013. The Company is current with all principal and interest payments due to its senior lender through August 12, 2013, the date of this filing. Management provided a revised forecast to its lenders in February 2013 and is currently evaluating potential transactions involving the sales of divisions and/or product lines which, if consummated, would result in additional debt principal payments to the bank. Because of the continuing default of the financial covenants and the possibility of an acceleration of the indebtedness by the lenders, the Company has classified all of its outstanding indebtedness as a current liability in the accompanying consolidated balance sheets.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and positive cash flows and/or to obtain the necessary financing from shareholders or other sources (including sales of divisions and/or product lines) to meet its outstanding obligations and repay its liabilities arising from normal business operations when they become due.

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

The Company has taken and will continue to take actions to improve its liquidity, including the implementation of a number of initiatives designed to conserve cash, optimize profitability and right-size the cost structure of its various businesses. The Company has retained financial advisors to assist in evaluating strategic and restructuring alternatives, including the potential sale of product lines and/or a Company division. While the Company is actively considering such strategic alternatives, there can be no assurances that any such transaction will occur, or, if a transaction is completed, it will be on terms favorable to the Company. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2013, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 –Debt Classification

The Company was in default of certain financial covenants set forth in the terms of its outstanding indebtedness as of June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012 and has not paid its monthly interest payments to its subordinated lender since February 2013. Based on the covenant violations and the resulting possibility of an acceleration of the indebtedness by the lenders, all of the outstanding bank indebtedness of the Company has been classified as current liabilities in the accompanying balance sheets.

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

Inventories, net of reserves, consist of the following:

	June 30,	September 30,
	2013	2012
Raw Materials	$2,010,394	$2,096,681
Work-in-Process	788,234	885,328
Finished Goods	546,116	289,691
	$3,344,744	$3,271,700

Note 4 – Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consist of actual revenues earned under the contracts which have not yet been billed to customers.

Note 5 – Impairment of Goodwill and Long-Lived Assets

Goodwill is subject to an annual impairment test. The Company considers many factors which may indicate the requirement to perform additional, interim impairment tests. These include:

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

The Company’s Dynasil Products subsidiary (“Products”) has experienced delays in obtaining regulatory approval of its next generation lead paint analyzer product. In the second quarter of fiscal 2013, due to the uncertainties regarding whether approval of this updated product could be obtained in a reasonable timeframe, Products determined it would limit its activities to the sale and service of its current lead paint analyzer. The Company is currently evaluating various strategic alternatives associated with the lead paint analyzer product.

Products also experienced delays in obtaining regulatory approvals of its updated medical probe for cancer surgery. In May 2013, Products received approval for the sale of its updated medical probe for cancer surgery in the United States and began shipping its new Navigator 2.0™ units. Products has begun testing the probe for sterility after which it expects to obtain the CE mark and other certifications necessary for sales to various countries outside the United States.

As a result of the downsizing of expenditures associated with both product lines and the process of evaluating strategic alternatives associated with the lead paint analyzer product during the second quarter of fiscal 2013, the Company determined that an interim impairment test of long lived assets and goodwill associated with this business unit was required in the second quarter of 2013. Based on its analyses, the Company determined that the fair value of the long-lived assets (other than goodwill) of Products was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of approximately $2,748,000 during the quarter ended March 31, 2013. The Company then performed a goodwill impairment test as prescribed in ASC 350 and recognized a non-cash, pre-tax charge of approximately $4,015,000 during the quarter ended March 31, 2013. The resulting write-offs, which total approximately $6,763,000 are included in the Company’s results of operations for the nine months ended June 30, 2013.

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

Note 6 – Intangible Assets

Intangible assets at June 30, 2013 and September 30, 2012 consist of the following:

	Useful	Gross	Accumulated
June 30, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$5,275,668	$2,658,925	$2,616,743
Know How	15	512,000	170,749	341,251
Trade Names	15 - Indefinite	527,389	74,203	453,186
Biomedical Technologies	5	300,000	105,003	194,997
		$6,615,057	$3,008,880	$3,606,177

	Useful	Gross	Accumulated
September 30, 2012	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5-15	$7,858,775	$2,257,533	$5,601,242
Know How	15	512,000	145,147	366,853
Trade Names	15 - Indefinite	558,435	63,222	495,213
Biomedical Technologies	5	300,000	60,003	239,997
		$9,229,210	$2,525,905	$6,703,305

Amortization expense for the three months ended June 30, 2013 and 2012 was $170,304 and $162,802 respectively. Amortization expense for the nine months ended June 30, 2013 and 2012 was $495,079 and $488,407, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2013 (3 Months)	2014	2015	2016	2017	Thereafter	Total
Acquired Customer Base	$128,867	$543,085	$543,085	$543,085	$543,085	$315,504	$2,616,711
Know How	8,533	34,133	34,133	34,133	34,133	196,187	341,252
Trade Names	3,650	14,600	14,600	14,600	14,600	72,995	135,045
Biomedical Technologies	15,000	60,000	60,000	59,997	0	0	194,997
	$156,050	$651,818	$651,818	$651,815	$591,818	$584,686	$3,288,005

Note 7 – Capital Leases

The Company has entered into long-term capital lease agreements for purchases of equipment. The remaining principal payments due under all capital leases were $383,156 and $-0- for the three and nine month periods ended June 30, 2013 and 2012, respectively. Aggregate minimum annual principal obligations at March 31, 2013, under non-cancelable leases are as follows:

	2013 (3 Months)	2014	2015	2016	2017	Thereafter	Total

Capital Lease Obligations	$29,827	$124,588	$133,543	$59,722	$23,920	$11,556	$383,156

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

For the three and nine months ended June 30, 2013 and 2012, no common share equivalents related to stock options were included in the calculation of dilutive shares since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive. If the Company had not been in a loss position as of June 30, 2013 and 2012, 439,668 and 358,334 shares of restricted stock, respectively, would have been considered in the denominator used to calculate diluted earnings per common share. In addition, as of June 30, 2013 and 2012, common stock options for 630,532 and 1,059,584 shares, respectively, with exercise prices above current quarterly average market price per share have been excluded from the calculation of dilutive earnings per share since their effect is also anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30 is as follows:

	June 30, 2013	June 30, 2012
Weighted average shares outstanding
Basic	14,859,899	14,275,293
Effect of dilutive securities
Stock Options	-0-	-0-
Dilutive Average Shares Outstanding	14,859,899	14,275,293

The computation of the weighted shares outstanding for the nine months ended June 30 is as follows:

	June 30, 2013	June 30, 2012
Weighted average shares outstanding
Basic	14,767,401	14,878,360
Effect of dilutive securities
Stock Options	-0-	-0-
Dilutive Average Shares Outstanding	14,767,401	14,878,360

Note 9 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of stock option activity as of June 30, 2013 and changes during the nine months ended June 30, 2013 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2012	794,483	3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	3.34	1.75
Granted	-0-	-0-
Exercised	-0-	-0-
Cancelled	(163,951)	3.39
Balance at June 30, 2013	630,532	3.33	1.31
Outstanding and exercisable at June 30, 2013	630,532	3.33	1.31

A summary of restricted stock activity for the nine months ended June 30, 2013 and 2012 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2013	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	404,000	0.67
Vested	(72,166)	1.44
Cancelled	(20,000)	4.02
Nonvested at June 30, 2013	439,668	$0.76

Restricted Stock Activity for the Nine Months ended June 30, 2012	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2011	403,000	$4.02

Granted	-0-	-0-
Vested	(44,666)	4.00
Cancelled	-0-	-0-
Nonvested at June 30, 2012	358,334	$4.02

Stock compensation expense for the three and nine months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	June 30, 2013	June 30, 2012
Stock Grants	$48,125	$43,000
Restricted Stock Grants	41,576	159,552
Option Grants	-0-	37,206
Employee Stock Purchase Plan	843	3,300
Total	$90,544	$243,058

	Nine Months Ended	Nine Months Ended
Stock Compensation Expense	June 30, 2013	June 30, 2012
Stock Grants	$180,647	$152,041
Restricted Stock Grants	107,270	465,303
Option Grants	9,813	168,675
Employee Stock Purchase Plan	2,912	35,568
Total	$300,642	$821,587

At June 30, 2013 there was approximately $312,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of 6.8 months.

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

The Company’s segment information for the three months ended June 30, 2013 and 2012 is summarized below:

Results of Operations for the Three Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,933,085	$3,860,648	$1,498,609	$30,000	$11,322,342
Gross Profit	2,514,235	1,500,419	783,225	30,000	4,827,879
Impairment of goodwill & long-lived assets	-0-	-0-	-0-	-0-	-0-
Operating Income (Loss)	22,869	25,402	(48,219)	(215,559)	(215,507)

Depreciation and Amortization	88,770	191,741	163,715	15,000	459,226
Capital expenditures	-0-	206,898	-0-	-0-	206,898

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-0-	-0-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

Results of Operations for the Three Months Ended June 30,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$6,473,078	$4,157,751	$1,443,756	$7,452	$12,082,037
Gross Profit	2,487,372	1,696,071	794,875	6,341	4,984,659
Operating Income (Loss)	202,551	336,112	(441,905)	(236,109)	(139,351)

Depreciation and Amortization	59,058	184,512	133,203	15,000	391,773
Capital expenditures	3,273	(35,156)	108,583	-0-	76,700

Intangibles, Net	375,467	388	5,255,067	255,000	5,885,922
Goodwill	4,938,625	2,049,611	6,299,571	-0-	13,287,807
Total Assets	$13,895,142	$11,351,634	$14,916,226	$309,461	$40,472,463

The Company’s segment information for the nine months ended June 30, 2013 and 2012 is summarized below:

Results of Operations for the Nine Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,331,775	$12,044,354	$3,796,967	$187,051	$32,360,147
Gross Profit	7,376,158	4,832,981	1,850,127	187,051	14,246,317
Impairment of goodwill & long-lived assets	-0-	-0-	6,763,072	-0-	6,763,072
Operating Income (Loss)	254,278	413,414	(7,774,714)	(547,786)	(7,654,808)

Depreciation and Amortization	231,189	562,065	491,147	45,000	1,329,401
Capital expenditures	(1,095)	416,580	7,092	-0-	422,577

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-0-	-0-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

Results of Operations for the Nine Months Ended June 30,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$19,677,334	$11,754,515	$5,056,540	$24,953	$36,513,342
Gross Profit	7,699,303	4,629,856	2,883,666	(16,875)	15,195,950
Operating Income (Loss)	506,046	531,205	(901,357)	(688,633)	(552,739)

Depreciation and Amortization	153,995	533,612	402,359	45,000	1,134,966
Capital expenditures	350,492	289,685	123,851	-0-	764,028

Intangibles, Net	375,467	388	5,255,067	255,000	5,885,922
Goodwill	4,938,625	2,049,611	6,299,571	-0-	13,287,807
Total Assets	$13,895,142	$11,351,634	$14,916,226	$309,461	$40,472,463

Customer Financial Information

For the three and nine months ended June 30, 2013 and 2012, the top three customers for the Contract Research segment were various agencies of the U.S. Government. For the three months ended June 30, 2013 and 2012, these customers made up 58% and 56%, respectively, of Contract Research revenue. For the nine months ended June 30, 2013 and 2012, these customers made up 59% and 70%, respectively, of Contract Research revenue.

For the three and nine months ended June 30, 2013 and 2012, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue for the three or the nine months ended June 30, 2013 and 2012.

For the three months ended June 30, 2013 and 2012, the top three customers for the Instruments segment made up 28% and 32%, respectively, of Instruments revenue. For the nine months ended June 30, 2013 and 2012, the top three customers for the Instruments segment made up 28% and 29%, respectively, of Instruments revenue. As of June 30, 2013, an international distributer represented 38% of the Instruments segments’ accounts receivable.

For the three and nine months ended June 30, 2013, the Biomedical segment had one customer whose revenue represented 100% of the total segment revenue. For the three and nine months ended June 30, 2012, the Biomedical segment had one customer whose revenue represented 100% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$9,426,542	83%	$10,130,936	84%
Europe	975,941	9%	981,147	8%
Other	919,859	8%	969,954	8%
	$11,322,342	100%	$12,082,037	100%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2013 and 2012 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2012
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$26,493,062	82%	$30,446,812	83%
Europe	2,711,944	8%	3,210,520	9%
Other	3,155,141	10%	2,856,010	8%
	$32,360,147	100%	$36,513,342	100%

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

As a result, the Company has recorded a valuation allowance of approximately $1.7 million as of September 30, 2012 and an additional valuation allowance of approximately $2.7 million based upon year to date activity for a total valuation allowance of approximately $4.4 million as of June 30, 2013.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of June 30, 2013 and September 30, 2012, the Company has no liabilities recorded for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of June 30, 2013 and September 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective rate of (8.07%) and (2.61%) for the three and nine months ended June 30, 2013 differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset. The effective rate of (70.69%) and (72.04%) for the three and nine months ended June 30, 2012 is primarily due to the recognition of research credits.

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

As of June 30, 2013, we had approximately $7.6 million of indebtedness with Sovereign Bank, N.A. and $3.0 million of indebtedness with Massachusetts Capital Resource Company, which is subordinated to the Sovereign Bank loan. This indebtedness is secured by substantially all of our accounts and assets and is guaranteed by our subsidiaries. Our loan agreements include financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreements. Failure to comply with the financial covenants is an event of default under the loan agreements. In an event of default, each of the lenders has the right to accelerate repayment of all outstanding indebtedness, impose a higher default interest rate (in the case of Sovereign Bank) and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets. As of June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, we are in violation of certain financial covenants contained in each of the loan agreements that require us to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total debt and senior debt. Additionally, although we continue to be current with all principal and interest payments with Sovereign Bank, as of June 30, 2013, we are currently delinquent on five months of interest payments ($125,000) on our $3.0 million note from Massachusetts Capital Resource Company.

As of June 30, 2013, neither of our lenders has accelerated our payment obligations or taken any of the actions described above. We are currently evaluating potential transactions involving the sales of divisions and/or product lines which, if consummated, would result in additional debt principal payments to the bank. However, we cannot provide any assurance that any potential sales transaction(s) will be successful. If we are not successful making additional debt principal payments to the bank or negotiating a waiver or forbearance agreement or other relief under our loan agreements, our obligations under those agreements may be accelerated in the future and our lenders may exercise other remedies for default. Even if we successfully obtain forbearance from our lenders for our current covenant non-compliance, we can provide no assurance that we will not violate our covenants in the future.

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

General Business Overview

On December 31, 2012, the Company announced it was in default of certain financial covenants set forth in the terms of its outstanding indebtedness with respect to its fiscal year ended September 30, 2012. We continue to be in default through the date of this filing. As a result, our lenders have the ability to require immediate payment of all indebtedness under our loan agreements. While the lenders have not exercised this right, their ability to require immediate payment has caused all of our outstanding indebtedness to be accelerated to current classification on our consolidated financial statements.

The Company has accrued but not remitted monthly interest payments for the period from February through June 2013 to its subordinated lender and does not expect to resume interest payments to its subordinated lender until it resolves its default with the senior lender. The Company has made all principal and interest payments due to its senior lender through August 12, 2013, the date of this filing. Management provided a revised forecast to its lenders in February 2013 and is currently evaluating potential transactions involving the sales of divisions and/or product lines which, if consummated, would result in additional debt principal payments to the bank. Because of the continuing default of the financial covenants and the possibility of an acceleration of the indebtedness by the lenders, the Company has classified all of its outstanding indebtedness as a current liability in the accompanying consolidated balance sheets.

Given the uncertainty created by the defaults under the Company’s outstanding indebtedness, the Company's independent registered public accounting firm has included a “going concern” qualification in its audit opinion for the year ended September 30, 2012.

Revenue for the third quarter of fiscal year 2013, which ended June 30, 2013, was $11.3 million, a decrease of 6% compared with revenue of $12.1 million for the quarter ended June 30, 2012. Revenue declined in our Contract Research and Optics segments. Contract Research revenues declined $0.5 million primarily as a result of lower billable material and subcontractor costs. Contract revenue backlog continues to be strong at approximately $33 million, however, due to the U.S. federal budget uncertainties and the sequester, we remain cautious. Revenue declined in our Optics segment primarily due to lower demand for fused silica products partially offset by increased sales of other optical products.

Cost of revenue for the third quarter of 2013 was $6.5 million, a decrease of 8% compared with $7.1 million for the quarter ended June 30, 2012 primarily as a result of lower material and subcontractor costs in our Contract Research segment.

Total operating expenses for the third quarter ended June 30, 2013 decreased $81,000 or 2% to $5.0 million compared to the quarter ended June 30, 2012. Approximately $250,000 of operating expenses in both the three months ended June 30, 2013 and 2012 directly relates to our dual mode detector (CLYC) commercialization effort and our development of certain Biomedical technologies. These investments include technology development activities, capital equipment depreciation, development of intellectual property and staff.

Loss from operations for the quarter ended June 30, 2013 was ($216,000) compared to a loss of ($139,000) for the same period in 2012.  Net loss was ($366,000) or ($0.02) per share for the quarter ended June 30, 2013, compared with net loss of ($332,000) or ($0.02) per share, for the quarter ended June 30, 2012.

The Company continues to pursue various commercialization opportunities arising from technologies developed within our Contract Research segment. CLYC crystals are currently being sold commercially and we continue our efforts to further improve the size and quality of this product as well as develop new applications. Also, the Company continues to explore commercialization opportunities in thin film digital x-rays, sensors for nondestructive testing and radiation dosimeters. We are also exploring licensing opportunities for technologies developed within both our Contract Research and Biomedical segments. There can be no assurances that we will be successful in these commercialization efforts.

Additionally, the Company has prepared a separate business and financing plan for one of the biomedical technologies. Our intention is to spin out our tissue sealant technology into an independent entity in which the Company would retain a substantial interest. This would enable us to raise funds specifically for this venture and recruit additional expertise to help advance the technology. In June, 2013, our senior lender agreed in principal to release the intellectual property and related collateral in connection with the spin-out in exchange for an accelerated debt principal payment of $300,000. As a result, we are in the process of negotiating an amendment with our senior lender and proceeding with our plans to establish the joint venture and raise outside funding to support the joint venture; however, there can be no assurance that we will be able to raise the funding necessary for the transaction or consummate this transaction at any future time.

Results of Operations

Results of Operations for the Three Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,933,085	$3,860,648	$1,498,609	$30,000	$11,322,342
Gross Profit	2,514,235	1,500,419	783,225	30,000	4,827,879
Impairment of goodwill & long-lived assets	-0-	-0-	-0-	-0-	-0-
Operating Income (Loss)	22,869	25,402	(48,219)	(215,559)	(215,507)

Depreciation and Amortization	88,770	191,741	163,715	15,000	459,226
Capital expenditures	-0-	206,898	-0-	-0-	206,898

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-0-	-0-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

Results of Operations for the Three Months Ended June 30,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$6,473,078	$4,157,751	$1,443,756	$7,452	$12,082,037
Gross Profit	2,487,372	1,696,071	794,875	6,341	4,984,659
Operating Income (Loss)	202,551	336,112	(441,905)	(236,109)	(139,351)

Depreciation and Amortization	59,058	184,512	133,203	15,000	391,773
Capital expenditures	3,273	(35,156)	108,583	-0-	76,700

Intangibles, Net	375,467	388	5,255,067	255,000	5,885,922
Goodwill	4,938,625	2,049,611	6,299,571	-0-	13,287,807
Total Assets	$13,895,142	$11,351,634	$14,916,226	$309,461	$40,472,463

Revenue for the three months ended June 30, 2013 was $11,322,000, a 6% decrease from $12,082,000 for the three months ended June 30, 2012.

Revenue from our Contract Research segment decreased $540,000 or 8% for the three months ended June 30, 2013. The Contract Research segment revenue decline primarily reflects lower billable material and subcontractor costs during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The research backlog for the Contracts Research segment has remained consistent at nearly 18 months or approximately $33 million. The Company expects the Contract Research revenue to decline modestly in the fourth quarter of 2013 as a result of lower billable hours associated with higher vacation hours in July and August.

The Optics segment revenue decreased $297,000 to $3,861,000 for the three months ended June 30, 2013 compared to the same period in 2012, as a result of lower demand for fused silica products which was partially offset by increased sales of other optical products.

Revenue from our Instruments segment was favorably impacted by sales of our newly updated Navigator 2.0™ medical probe product which was approved for sale in the United States and began shipping in May 2013. Instruments revenue was $1,499,000 for the three months ended June 30, 2013, as compared to $1,444,000 in the same period in 2012 and $1,014,000 for the quarter ended March 31, 2013. The Company is currently completing sterility testing for our Navigator 2.0™ product and expects to file and obtain CE mark certification upon receipt of favorable sterility test results at which point it will begin shipping internationally.

With respect to its lead paint analyzer products, the Company determined in the second quarter of fiscal 2013 to limit its activities to the sale and service of its current lead paint analyzer product due to uncertainties regarding whether approval of the updated version of the product can be obtained in a reasonable timeframe. The Company continues to evaluate strategic alternatives associated with these products.

The Biomedical segment revenues primarily relate to a technology development contract with the Mayo Clinic.

Gross profit for the three months ended June 30, 2013 was $4,828,000, or 42.6% of sales, compared to $4,985,000 or 41.3% of sales for the three months ended June 30, 2012. Gross profit as a percent of sales increased for the Contract Research segment to 42.4% at June 30, 2013 from 38.4% at June 30, 2012 primarily as a result of a shift in the mix of costs from material and subcontractor costs to direct labor which has a higher average mark-up and results in an increased gross profit margin (although the total contract profitability is unchanged) as well as the level of profitability of the contracts in process during the respective periods.

Gross profit for the Optics segment decreased to 38.9% of sales at June 30, 2013 from 40.3% of sales for the quarter ended June 30, 2012 primarily as a result of the mix of products sold.

Gross profit for the Instruments segment decreased to 52.2% of sales at June 30, 2013 from 55.1% of sales for the quarter ended June 30, 2012 as a result of sales of Navigator 2.0™ “demonstration” units to distributors at lower than normal margins.

The Biomedical segment gross profit equals its revenue because the cost of the funded research is included in research and development expense.

Total operating expenses for the three months ended June 30, 2013 decreased to $5,043,000 compared to $5,124,000 for the three months ended June 30, 2012. The decrease primarily reflects lower research and development expenses associated with the Instrument segment product refreshes which were substantially completed during in 2012.

Loss from operations for the three months ended June 30, 2013 was ($216,000) compared to loss from operations of ($139,000) for the three months ended June 30, 2012.

Net interest expense for the three months ended June 30, 2013 was $182,000, compared with $140,000 for the three months ended June 30, 2012. The increase in interest expense was primarily associated with the issuance of a $3 million subordinated note payable in July, 2012 at an interest rate of 10%. Interest-bearing debt outstanding at June 30, 2013 was $10,583,000, compared to $9,413,000 at June 30, 2012.

Income tax expense for the three months ended June 30, 2013 consisted primarily of an estimated net operating loss (“NOL”) carryback to 2011 and certain U.K. tax research credits offset by state tax expense.

Net loss for the three months ended June 30, 2013 was ($366,000) or ($0.02) per share, compared with net loss of ($332,000), or ($0.02) per share, for the quarter ended June 30, 2012.

Results of Operations – Year to Date

Results of Operations for the Nine Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,331,775	$12,044,354	$3,796,967	$187,051	$32,360,147
Gross Profit	7,376,158	4,832,981	1,850,127	187,051	14,246,317
Impairment of goodwill & long-lived assets	-0-	-0-	6,763,072	-0-	6,763,072
Operating Income (Loss)	254,278	413,414	(7,774,714)	(547,786)	(7,654,808)

Depreciation and Amortization	231,189	562,065	491,147	45,000	1,329,401
Capital expenditures	(1,095)	416,580	7,092	-0-	422,577

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-0-	-0-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

Results of Operations for the Nine Months Ended June 30,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$19,677,334	$11,754,515	$5,056,540	$24,953	$36,513,342
Gross Profit	7,699,303	4,629,856	2,883,666	(16,875)	15,195,950
Operating Income (Loss)	506,046	531,205	(901,357)	(688,633)	(552,739)

Depreciation and Amortization	153,995	533,612	402,359	45,000	1,134,966
Capital expenditures	350,492	289,685	123,851	-0-	764,028

Intangibles, Net	375,467	388	5,255,067	255,000	5,885,922
Goodwill	4,938,625	2,049,611	6,299,571	-0-	13,287,807
Total Assets	$13,895,142	$11,351,634	$14,916,226	$309,461	$40,472,463

Revenue for the nine months ended June 30, 2013 was $32,360,000, an 11.4% decrease from $36,513,000 for the nine months ended June 30, 2012.

Revenue from our Contract Research segment decreased $3,346,000 or 17% for the nine months ended June 30, 2013 compared to the same period in 2012. The Contract Research segment revenue decline reflects lower billable material and subcontractor costs and lower billable direct labor hours, which occurred while we implemented changes to our procedures and automated our timekeeping practices, during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The research backlog for the Contracts Research segment has remained consistent at nearly 18 months or approximately $33 million.

The Optics segment revenue increased $290,000 or 2% for the nine months ended June 30, 2013, primarily as a result of the timing and mix of product sales.

Revenue from our Instruments segment decreased $1,260,000 or 25% for the nine months ended June 30, 2013 compared to the same period in 2012. We believe the Instruments segment revenue decline is primarily a result of customers delaying purchases of our existing products or purchasing competitor products due to the lack of availability of our updated lead paint analyzer which has not yet been approved and our medical probe (“Navigator 2.0™”) products which was approved for sale in the United States and began shipping in May 2013. The Company is currently completing sterility testing for the Navigator 2.0™ product and expects to file and obtain CE mark certification upon receipt of favorable sterility test results at which point it will begin shipping internationally.

With respect to its lead paint analyzer products, the Company determined in the second quarter of fiscal 2013 to limit its activities to the sale and service of its current lead paint analyzer product due to uncertainties regarding whether approval of the updated version of the product can be obtained in a reasonable timeframe. The Company continues to evaluate strategic alternatives associated with these products.

The Biomedical segment revenues primarily relate to a technology development contract with the Mayo Clinic.

Gross profit for the nine months ended June 30, 2013 was $14,246,000, or 44.0% of sales, compared to $15,196,000 or 41.6% of sales for the nine months ended June 30, 2012. Gross profit as a percent of sales increased for the Contract Research segment to 45.2% at June 30, 2013 from 39.1% at June 30, 2012 primarily as a result of a change in the mix of costs from material and subcontractor invoices to direct labor which results in an increase in gross profit margin (although the total contract profitability is unchanged) as well as the level of profitability of the contracts in process during the respective periods.

Gross profit for the Optics segment increased to 40.1% of sales at June 30, 2013 from 39.2% of sales for the nine months ended June 30, 2012 primarily as a result of better margins on the mix of products sold.

Gross profit for the Instruments segment decreased to 48.7% of sales at June 30, 2013 from 57.0% of sales for the nine months ended June 30, 2012 as a result of lower product volumes, unfavorable manufacturing efficiencies and initial sales of Navigator 2.0™ “demonstration” units to distributors at lower than normal margins.

The Biomedical segment gross profit equals its revenue because the cost of the funded research is included in research and development expense.

Total operating expenses for the nine months ended June 30, 2013 included a non-cash impairment charge of $6,763,000. Excluding that charge, operating expenses decreased slightly to $15,138,000 compared to $15,749,000 for the nine months ended June 30, 2012. The decrease (excluding the impairment charge) in total operating expenses primarily relates to a decrease in research and development expenses associated with the product refreshes within the Instruments segment.

Loss from operations for the nine months ended June 30, 2013 was ($7,655,000) compared to Loss from Operations of ($553,000) for the prior year comparable period. Excluding the impact of the impairment charge, the loss from operations would have been ($892,000). The decrease was primarily associated with lower operating profit in our Contract Research segment as a result of lower revenues discussed above and increased operating expenses in the Optics segment partially offset by lower operating expenses in the Instruments segment. The increase in operating income in the Biomedical segment primarily reflects the technology development contract with the Mayo Clinic.

Net interest expense for the nine months ended June 30, 2013 was $546,000, compared with $387,000 for the nine months ended June 30, 2012. The increase in interest expense was primarily associated with the issuance of a $3 million subordinated note payable in July, 2012 at an interest rate of 10%. Interest-bearing debt outstanding at June 30, 2013 was $10,583,000, compared to $9,413,000 at June 30, 2012.

Income tax expense for the nine months ended June 30, 2013 consisted primarily of estimated NOL carryback to 2011 and certain U.K. tax research credits partially offset by state tax expense. The Company recorded a tax benefit of $445,000 for the nine months ended June 30, 2012 primarily from the recognition of Research and Experimentation credits and certain state tax losses.

Net loss for the nine months ended June 30, 2013 was ($7,987,000), or ($0.54) per share, compared with Net loss of ($547,000), or ($0.04) per share, for the nine months ended June 30, 2012. Excluding the impact of the impairment charge, the loss from operations would have been ($1,224,000) or ($0.08) per share.

Use of Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles (GAAP), this MD&A also contains non-GAAP financial measures. Specifically, Dynasil included supplemental information in this MD&A section that enables the reader to see the Company’s loss from operations and operating expenses excluding the impact of the impairment charge recorded in the second fiscal quarter to write down the goodwill and long-lived intangible assets of the Company’s Instruments segment. The Company believes that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of the Company’s core operating results and enhance comparing such performance with prior periods. The non-GAAP financial measures included in this MD&A are not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP.

Liquidity and Capital Resources

Liquidity Overview

On December 31, 2012, the Company announced it is in default of the financial covenants set forth in the terms of its outstanding indebtedness at September 30, 2012 and remains so through the date of this filing. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total debt and senior debt. The causes for the covenant violations are lower revenue and higher than expected expenses in the Company's Instruments and Contract Research segments during the fiscal quarter ended September 30, 2012 and continuing into the first three quarters of fiscal 2013, combined with the continued investment in its Biomedical technologies.

Management provided a revised forecast to its lenders in February 2013 and is currently evaluating potential sales of product lines and/or divisions which, if consummated, would result in additional debt principal payments to the bank. The Company continues to be current with all principal and interest payments due on its senior outstanding indebtedness. The Company has accrued but not remitted monthly interest payments for February through June 2013 to its subordinated lender.

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

As of June 30, 2013, the Company had total indebtedness outstanding of approximately $10.6 million, consisting of approximately $7.6 million of senior debt owed to Sovereign Bank, approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company and approximately $383,000 in equipment leases. The Company's indebtedness is secured by substantially all the accounts and assets of the Company and is guaranteed by its subsidiaries.

Management expects to continue to pursue options to address the financial covenant defaults as of September 30, 2012 and continuing for each of the first three quarters in fiscal 2013 as described above. The Company cannot predict when or whether a resolution of this situation will be achieved.

The Company has recently taken and will continue to take actions to improve its liquidity, including the implementation of a number of initiatives designed to conserve cash, optimize profitability and right-size the cost structure of its various businesses, including the spin out of our tissue sealant technology into an independent entity which would eliminate certain cash expenditures. The Company has retained financial advisors to assist in evaluating strategic and restructuring alternatives, including the potential sale of product lines and/or a Company division. While the Company is actively considering such strategic alternatives, there can be no assurances that any such transaction will occur, or, if a transaction is completed, it will be on terms favorable to the Company.

Liquidity Outlook

Net cash as of June 30, 2013 was $2,778,000 or approximately $637,000 less than the net cash of $3,415,000 at September 30, 2012. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

Cash Provided by Operating Activities

In total, including the changes in accounts receivable and accounts payable and accrued expenses, operating activities generated cash of $1,117,000 for the nine months ended June 30, 2013.

Cash Used in Investing and Financing Activities

Cash used for the purchase of property, plant and equipment for the nine months ended June 30, 2013 was approximately $422,000. Payments of long term debt for the nine months ended June 30, 2013 were $1,401,000 primarily as part of regularly scheduled payments to Sovereign Bank, N.A., the Company’s senior lender, under the five year Term Debt and Acquisition Line of Credit. Net cash used in financing activities was approximately $1,436,000 for the nine months ended June 30, 2013.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2012. We have not adopted any new accounting policies since September 30, 2012 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as the notes in this Form 10-Q.

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

Goodwill

Goodwill is subject to an annual impairment test. We consider many factors which may indicate the requirement to perform additional interim impairment tests. These include:

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

As a result of the downsizing of expenditures associated with both businesses and the process of evaluating strategic alternatives associated with the lead paint analyzer product, the Company determined that an interim impairment test of goodwill associated with this business was required. The interim fair value test of goodwill performed in the second quarter identified, in the step one analysis, that the fair value of Products was less than its carrying value. The Company proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Products business to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of the goodwill was zero. As a result, the Company recognized a non-cash, pre-tax charge of $4,015,000 during the second quarter ended March 31, 2013.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. In addition, the new guidance requires consecutive presentation of the statement of net income and other comprehensive income with the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which is an update to ASU 2011-05. This amendment indefinitely deferred the guidance relating to the presentation of reclassification adjustments. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2012 with the effect being a change in financial statement presentation.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure regarding fair value between U.S. GAAP and International Financial Reporting Standards. Specifically, the amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity's shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. This new standard became effective as of October 1, 2012 and did not have a material impact on our consolidated financial statements.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012, which was filed with the SEC on January 15, 2013, as amended on February 14, 2013 (the “Form 10-K”), we identified material weaknesses in our internal control over financial reporting as of September 30, 2012. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are an integral part of disclosure controls and procedures. These material weaknesses, which are described in detail in the Form 10-K, can be summarized as relating to: (i) inadequate and ineffective monitoring controls,(ii) inadequate and ineffective control over the periodic financial close process and (iii) inadequate and ineffective controls over cash accounts and accounts receivable function at our RMD division.

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

PART II – OTHER INFORMATION

ITEM 6 Exhibits

(a) Exhibits and index of Exhibits

10.01 Restricted Stock Award Agreement between the Company and Peter Sulick, dated June 10, 2013.

31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated August 12, 2013 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2013.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

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

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: August 12, 2013
Peter Sulick,
Interim Chief Executive Officer and Interim President

	/s/ Thomas C. Leonard	DATED: August 12, 2013
Thomas C. Leonard,
Chief Financial Officer

