Form 10-K
period 2013-09-30
DYNASIL CORP OF AMERICA
filed 2013-12-20
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

44 Hunt Street, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 668-6855

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0005 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files.) Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No☒

As of March 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,857,930.

As of December 13, 2013 there were 15,414,242 shares of common stock, par value $.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 13, 2014 are incorporated by reference into Part III of this report.

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

The Company is divided into four reporting segments based on our main operating activities.  Below is a summary of these segments:

•
Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in U.S. government-funded research.

•
Optics: The Optics segment encompasses four business units – Dynasil Fused Silica, Optometrics,  Hilger Crystals, and Evaporated Metal Films (“EMF”) – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•
Instruments: The Instruments segment consists of Dynasil Products (formerly known as RMD Instruments), which manufactures precision instrumentation for medical and commercial applications. Subsequent to our fiscal yearend, we completed the sale of the Lead Paint business in our Instruments segment as discussed in Note 18 in the Notes to the Consolidated Financial Statements.

2

•
Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator, developing disruptive technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants.  On or about October 1, 2013, Dynasil Biomedical formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic to spin out and separately fund the development of the tissue sealant technology.  See Note 18 to the Consolidated Financial Statements included in this Report.

For information about our segments and geographical information about our operating revenues and assets, see Note 17 to the Consolidated Financial Statements included in this Report.

Our business strategy is based on continued development and expansion of our funded research portfolio, investment in the commercialization of the technologies originating from our Contract Research segment, organic growth of existing Optics segment products, and acquisitions that align with our core competencies.  On December 31, 2012, we announced that we were in default of certain covenants of both our senior and our subordinated bank loans.  As a result of and in response to those defaults, our short term strategy also includes identification of product lines or business units which could be sold in order to repay debt and deleverage our balance sheet.  We expect to continue our efforts to deleverage our balance sheet at least until such time as we are no longer in default of our bank covenants.

Historical Growth by Acquisition

Through a series of acquisitions beginning in March 2005, Dynasil has evolved from a single product line optics company to one focused on commercializing its own products, patenting its own innovations and advancing its own technologies. Our revenue has increased from $2 million in FY 2004 to nearly $43 million in FY 2013.

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

•
Biomedical technologies: In April 2011, we acquired the rights to six biomedical technologies from Dr. Daniel Ericson, a former hematologist at the Mayo Clinic, which jointly owns rights to certain of the technologies acquired. We have formed a joint venture to pursue the tissue sealant technology and are seeking opportunities to license, sell or develop several of the development-stage technologies for various therapeutic applications.

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

RMD develops advanced technology in materials, sensors and prototype instruments that detect, use or measure radiation, light, magnetism or sound for use in security, medical and industrial applications. RMD has technology practices in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics.  As of September 30, 2013, our Contract Research segment had a total of 102 employees, including 37 Ph.D. level scientists.  RMD serves as an incubator to expand our patent portfolio enabling the opportunity to advance our technology from development to commercialization using government-funded research.  As of September 30, 2013, RMD had a portfolio of 48 issued U.S. patents and 42 pending patent applications, compared with 43 issued patents and 55 pending patent applications at the same point in 2012.

For more than 25 years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program.  In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military.  RMD also provides research for non-governmental entities in areas where it has the appropriate expertise. Such research is currently not a significant portion of RMD’s revenues.  Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets.  As of September 30, 2013, RMD had a contract backlog of approximately $40 million, of which approximately 48% is SBIR contracts.

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

We believe that research projects provide an important source for new commercial products in areas such as medical imaging, industrial sensors, critical care and point of care diagnostics and homeland security. For example, our lead paint analyzer and a medical probe for cancer surgery products emanated from the RMD portfolio. Our government-funded research work also has spawned programs such as our dual-mode radiation detection technology.

Commercialization Engines

We specialize in the production of optical materials, components and coatings for various applications in the medical, industrial, and homeland security/defense sectors.

Our Instruments segment manufactures precision instruments such as handheld lead paint analyzers (LPA-1™) and medical probes that help surgeons detect cancer tracers, thereby enabling more effective surgical procedures (the Navigator GPS™ gamma counter and the wireless Navigator 2.0™ gamma counter).  Subsequent to yearend, we sold the lead paint business (see Note 18 to the Consolidated Financial Statements included in this Report).

Our Optics segment supplies synthetic crystals, optical materials, components, and coatings that are used for baggage scanners, medical imaging systems, optical instruments, lasers, analytical instruments, semiconductor/electronic devices, automotive components, spacecraft/aircraft components and  advertising displays. These products are offered through four business units (Dynasil Fused Silica, Optometrics, Hilger Crystal, and EMF).

Our Biomedical segment is focused on developing disruptive technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants. All of these technologies are in early-stages and may require significant investment to support further development, regulatory approval and commercialization. While Dynasil currently believes that these technologies represent exciting opportunities, there can be no assurances that any of these technologies will be successfully commercialized.  On or about October 1, 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to spin out and separately fund the development of the tissue sealant technology (see Note 18 to the Consolidated Financial Statements included in this Report).

We compete for business with fabricators of industrial optical materials, other optical components manufacturers, other optical crystal manufacturers and other optical coaters as well as other analytical instruments manufacturers and synthetic crystal manufacturers.  We believe our proprietary processes, reputation, specialty product offering, products in development and the price at which we offer our products enable us to successfully compete in these markets.  However, many of our competitors have greater financial, sales and marketing resources than we do, which may enable them to develop and market products that would compete against those developed by us.

Our products are distributed through a direct sales and marketing staff of 14 people and through other channels, including manufacturer’s representatives and distributors in various foreign countries for international sales and U.S. manufacturer’s representatives for certain product lines. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and attendance at trade shows.

Strategy to Commercialize our Advanced Technologies

Our business strategy focuses on combining our expertise in funded research, product development and technology innovation to commercialize detection and analysis equipment for the homeland security, industrial and medical markets. We are executing on this strategy by:

•	developing and expanding our research portfolio;
•	commercializing the technologies coming from our Contract Research segment;
•	growing organically through investment in existing businesses; and
•	identifying and investing in those technologies with the greatest revenue and growth potential in the market.

For example, our dual mode nuclear detector technology was developed by RMD under a program for the Department of Homeland Security for use in locating nuclear bombs or nuclear materials at our nation’s ports and borders. This technology is of critical importance to our national security, as well as other radiation detection applications, such as nuclear power plant safety. Our dual mode detectors are being commercialized as a part of our Optics segment and began generating revenue in 2012.

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

Intellectual Property (IP)

From October 2012 through September 2013, we have been granted five new U.S. patents and have filed 14 new patent applications.  Our current portfolio, company-wide, is 48 issued and 53 pending applications, most of which are issued to RMD.  We believe that intellectual property represents an important strategic advantage for us. Our Patent Committee is strengthening the identification of intellectual property within the Company through a broad-based vetting process to ensure that we develop IP that maximizes the market value of our research.  This allows us to protect selected technologies that we believe have commercial potential – either through product offerings or licensing agreements.

Customers

We have more than 1,034 customers, with approximately 51.8% of our business concentrated in our top 10 customers. Our five largest customers are agencies and agents of the Federal government and accounted for approximately 13.0%, 9.2%, 7.2%, 7.0% and 4.5%, respectively, of our revenues during fiscal year 2013. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part and quantity or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We also have blanket orders that call for monthly deliveries of predetermined amounts. Contract research projects generally run for a one to two year period.

Employees

As of September 30, 2013, we had a total of 233 employees, of which 222 are full-time. Of the total, 51 of our employees are engaged in administration, 14 are engaged in sales, 100 are engaged in research and/or engineering and 68 are engaged in manufacturing. The Company has a total of 40 Ph.D. level employees. Our operations are non-union except for a two-person union in one location.

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

Research and Development

Our RMD business unit primarily provides research and development (“R&D”) activities under government funded research contracts.  The RMD business unit recognized revenues of $21.9 million for fiscal year 2013 and $25.3 million for fiscal year 2012.  The direct costs associated with these revenues were $12.1 million and $15.4 million in 2013 and 2012, respectively.  Substantially all the Contract Research segment’s cost of revenue relates to research contracts performed by RMD which are in turn billed to the contracting party.

R&D for our other businesses, which totaled $2.3 million and $2.8 million in 2013 and 2012, respectively, primarily involves new product development, changes to our manufacturing processes and the introduction of improved methods and equipment.

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

Our handheld lead paint analyzers product business which was sold in November 2013 is subject to certain testing protocols and certifications and accreditation under rules and regulations promulgated by U.S. Department of Housing and Urban Development (“HUD”), the U.S. Environmental Protection Agency (“EPA”), and state and local Lead Renovation Repair Painting Rules (RRP rules).

Our Navigator GPS™ and Navigator 2.0™ gamma counter business is subject to the regulations of the Federal Drug Administration (“FDA”) relating to medical devices.  The products being developed by our Biomedical segment are also subject to FDA regulations and approval.

Our use of radioactive materials in certain of our products (our gamma counters, our dual-mode detector and lead paint analyzers) subject us to laws regulating hazardous wastes under United States federal, and Massachusetts, California, Washington and Wisconsin state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located.  Environmental compliance costs, which totaled $84,788 for fiscal year 2013, have not historically had a material effect on our operational results.

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

Our outstanding indebtedness is as follows:

	September 30, 2013	September 30, 2012
Santander Bank, N.A.	$6,819,000	$8,984,000
Massachusetts Capital Resource Co.	3,000,000	3,000,000
Total Debt	$9,819,000	$11,984,000

As of September 30, 2013 and September 30, 2012, we were in default of certain covenants under our loan agreement with Santander Bank, N.A. (“Santander”) and our note agreement with Massachusetts Capital Resource Company (“MCRC”), which is subordinated to the Santander Bank loan.  This indebtedness is secured by substantially all of our assets and is guaranteed by our subsidiaries. Our debt agreements include financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreements.  Failure to comply with the financial covenants is an event of default under the debt agreements.  In an event of default, each of the lenders has the right to accelerate repayment of all outstanding indebtedness, impose a higher default interest rate and (in the case of Santander Bank) take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets.  While we continue to be current with all principal and interest payments with Santander, we have not paid approximately $0.3 million in interest owed to MCRC.  Additionally, as of both September 30, 2012 and 2013 and as of the date hereof, we were in violation of certain financial covenants contained in each of the loan agreements that require us to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total/senior debt.

As of the date hereof, neither of our lenders has accelerated our payment obligations.  Subsequent to September 30, 2013, in addition to our regular monthly interest and principal payments, we repaid an additional $1.25 million to Santander from cash received in connection with the sale of our lead paint analyzer business.  We are continuing to evaluate potential alternatives that would resolve our current default status including additional sales transactions, negotiation of a forbearance agreement or a new borrowing arrangement with another lender.  However, we cannot provide any assurance that the alternatives will be successful or that our obligations under our debt agreements will not be accelerated in the future or that our lenders will not exercise other remedies for default.

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

The audit report contained in our Annual Report on Form 10-K for the year ended September 30, 2013 contains an explanatory paragraph to the effect that there is doubt about our ability to continue as a going concern.

As described in more detail above, we are in default with our financial covenants under our loan agreements as of September 30, 2013.  Accordingly, our lenders have the ability to require immediate payment of all indebtedness under our loan agreements.  While the lenders have not exercised this right, their ability to require immediate payment has caused all of our outstanding indebtedness to be accelerated to current on our consolidated financial statements.  As a result, our independent registered public accounting firm has expressed substantial doubt that we can fund our ongoing operations during the next twelve months.  This “going concern” statement may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects.

Our loan agreements impose restrictions on our ability to take certain corporate actions and raise additional capital.

Our loan agreements contain numerous customary restrictions that limit our ability to undertake certain activities without the express prior written approval of our lenders. These include, but are not limited to, restricting our ability to:
-	incur additional indebtedness;
-	pay or declare dividends;
-	enter into a business substantially different from existing operations;
-	issue or authorize any additional or new equity that will result in a change of control; and
-
take any corporate action outside the ordinary course of the business, including without limitation, the sale of assets or other strategic divestitures, without the prior written approval of our lender.

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

Our Xcede joint venture requires further funding to support the development of its technology.

On or about October 1, 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to spin out and separately fund the development of the tissue sealant technology.  Xcede has initiated financing efforts and has received funding from internal sources and outside investors.   We expect Xcede will continue to require periodic outside investor funding in order to pursue clinical trials and further development of its tissue sealant technology.  However, there can be no assurance that Xcede will be able to obtain future financing as needed or on terms which are attractive, in which case it might be required to close its operations and liquidate its assets in which case our investment would likely not be recovered.

The Company relies on its Contract Research segment for approximately half of its revenues. A decline in or temporary suspension of U.S. Government spending, changes in federal budgetary priorities, the timing of contract awards or a restructuring of the SBIR/STTR programs may adversely affect our future revenues and limit our growth prospects.

Our Contract Research business unit, RMD, is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health, and NASA.  Historically RMD has conducted its government research contracts through the SBIR (Small Business Innovation Research Program) and the STTR (Small Business Technology Transfer Program).  Though RMD has augmented its SBIR contracts with larger competitively bid government contracts in recent years, a reduction in or elimination of the SBIR or the STTR programs could result in our inability to win contracts, as we may not have the resources to compete effectively against much larger, better-funded companies.  Further, a significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.  While the October 2013 government shutdown did not have a significant impact on the Company, a future government shutdown could result in the suspension of work on contracts in progress or in payment delays which would adversely affect our future revenues and cash flow.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for approximately 51.8% of the Company’s revenues in 2013 and the largest four customers, all agencies of the U.S. Government, accounted for 36.5% of revenues. Although we have had business relationships with these customers for many years, there can be no guarantee that we will be able to win contracts with these agencies in the future. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of September 30, 2013, our total backlog for Contract Research was approximately $40 million. Backlog consists of existing contracts, approved by agencies in favor of RMD. Note that some contracts are multi-year contracts and are subject to annual funding renewals. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our backlog contains management’s estimate of amounts expected to be realized on contract work that may never be realized as revenues.  If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.

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

One of our business strategies is based on successful commercialization of the technology primarily developed in our RMD business.  We are devoting significant resources to our continuing research and development programs which are designed to develop new products and to enhance and improve our existing products. The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including:
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

Goodwill and other intangible assets represent approximately 36% of our total assets and any impairment of these assets could negatively impact our results of operations.

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. In the quarter ended March 31, 2013, the Company recorded an impairment of goodwill and intangible assets totaling approximately $6.8 million associated with its Instruments segment, which experienced delays with regulatory approvals (FDA and HUD) associated with product refreshes.  Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

Dynasil Biomedical is a preclinical-stage biomedical business with a limited operating history. On or about, October 1, 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to spin out and separately fund the development of the tissue sealant technology. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biomedical area. For example, to execute our business plan, we will need to successfully:
-	execute product candidate development activities;
-	oversee the product development and fundraising activities of its joint venture, Xcede;
-	develop and maintain any new strategic relationships we elect to enter into;
-	manage our spending as costs and expenses increase due to preclinical development, clinical trials, regulatory approvals and commercialization.
-	obtain required regulatory approvals for the development and commercialization of our product candidates;

-	maintain, leverage and expand our intellectual property portfolio;
-	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
-	gain market acceptance for our products;

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business or continue our operations.

We compete in the optics industry and may be unable to compete effectively.

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

Our failure to compete effectively in this market could have a material adverse effect on our results or operation and financial condition.

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

Our internal controls over financial reporting were not effective as of September 30, 2012 or 2013.

  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act.  Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of September 30, 2012 and concluded that, as of that date, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting.  While we have undertaken remediation efforts as discussed in Item 9A of this Form 10-K during fiscal year 2013, the Company concluded that adequate improvement has not yet been made to remediate the previously identified material weaknesses and has determined as of September 30, 2013 that, collectively, the control deficiencies that existed in the prior year still rise to the level of a material weakness described in management’s report in Item 9A. Until these issues are corrected and the changes made are operational for a sufficient period of time to demonstrate their effectiveness, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected.  In addition, remedying this matter may require additional management time and resources and cause the Company to incur additional costs.

Our ability to use our federal and state tax credits and our state and foreign net operating loss carryforwards (“NOLs”) could be substantially limited or eliminated as we may not generate sufficient future taxable income.

As of September 30, 2013, we had approximately $1.5 million in federal and state tax credits and approximately $4.2 million of state NOLs available to offset future taxable income, which expire in varying amounts beginning in 2031, if unused. We had $182,000 of foreign NOLs which can be carried forward indefinitely. We may not generate taxable income in time to use these tax credits or the NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our tax credits and NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities.

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

A finding of significant control deficiencies in our system audits or other reviews could result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted by the auditing agency. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems, including our changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals.

Due to significant delays at the DCAA in auditing small firms performing SBIR research, our indirect cost audits by the DCAA have not been completed for fiscal 2010 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2010 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Current uncertain economic conditions (including risks associated with possible future government shutdowns) heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.

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

We are subject to income taxes as well as non-income based taxes, in both the U.S. and U.K. We are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.

We face risks associated with our international business.

In 2013 and 2012, we generated approximately 18.1% and 17.5% of our sales outside the U.S. Our international business operations may be subject to additional and different risks than our U.S. business. Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection.  If we are unable to manage these risks it would have a material adverse effect on our results of operations and financial condition.

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

As a U.S. Government contractor operating in multiple regulated industries and geographies, we handle sensitive information. Therefore, we are continuously exposed to cyber and other security threats, including computer viruses, attacks by hackers or physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cyber security threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such incident. We may experience similar security threats to the information technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

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

If we do not regain compliance with certain listing requirements by March 24, 2014, we will be delisted from the NASDAQ Capital Market, which could impair the liquidity of our stock and our availability to access the capital markets.

The NASDAQ Stock Market requires that companies remain in compliance with the Global Market Continued Listing Requirements for their common stock as set forth in Marketplace Rule 5450(a) and at least one of the Standards in Rule 5450(b). On March 26, 2013, the Company received notice from Nasdaq that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company was no longer in compliance with the minimum bid listing requirements for continued listing on the Nasdaq Global Select Market.  The Company was provided an initial 180 period to regain compliance with the minimum bid requirement.  That period ended on September 23, 2013 without the Company achieving compliance. As a result of its continued noncompliance, the Company requested a transfer to the NASDAQ Capital Market (which also has a $1.00 minimum bid requirement) and, in connection therewith received a second 180 day period to regain compliance with the minimum bid requirement.  We can make no assurance that we will be able to regain compliance with the minimum bid requirement by the  March 24, 2014 deadline or continue to comply with any of the other listing requirements and, consequently, whether or not we will be able to remain listed on the NASDAQ Stock Market.  If we are de-listed by Nasdaq the liquidity of our common stock could be impaired and we could have more difficulty raising capital, which could have an adverse effect on our results of operations and financial condition.

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

ITEM 2.  PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet in West Berlin, New Jersey.  We lease a 10,000 square foot manufacturing and office building in Ayer, MA with a lease that expires in May 2025.  We lease 3,600 square feet of office space in a building in Littleton, MA with a lease that expires in July 2018.  We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, New York.  We own a two-story, 17,000 square foot manufacturing and office facility in Margate, Kent, in the U.K.  We lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for our RMD and Dynasil Products business units from a related party with leases that are month-to-month tenancies and continue until terminated by the landlord with not less than three years’ prior written notice or by the Company with not less than six months’ prior written notice.  We also lease 11,600 square feet of office and research space in buildings within close proximity in Watertown, MA with one lease that expires February 2014 and two leases that are month-to-month. The Watertown locations are the primary location for our corporate offices and contract research segment.  We also lease 2,030 square feet of office and research space in Rochester, MN with a lease that expires in October of 2016. We believe that the properties are in satisfactory condition and suitable for our purposes.  The New Jersey, New York, and U.K. properties are collateral against notes payable to banks.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Since September 30, 2013, the Company’s Common Stock has been listed on the NASDAQ Capital Market under the symbol “DYSL”.  From December 17, 2010 until September 30, 2013, the Company’s Common Stock was listed on the NASDAQ Global Market. Prior to December 17, 2010, the Company’s Common Stock was quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB".

The following table reflects the range of high and low common stock sales prices for the four quarters of 2013 and 2012 as reported by the NASDAQ Global Market. The “high” and “low” bid information reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	High & Low Sale Prices
	Years ended September 30,
	2013		2012
	High	Low	High	Low
First quarter	$1.94	$1.04	$2.97	$1.47
Second quarter	1.25	0.63	2.42	1.72
Third quarter	0.86	0.40	2.35	1.05
Fourth quarter	1.00	0.58	1.65	1.03

As of December 13, 2013 there were 15,414,242 shares of the Company’s common stock outstanding held by approximately 1,260 holders of record.

The Company has paid no cash dividends on its common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on its common stock in the foreseeable future.  The Company is currently in default under the loan documents with Santander Bank, N.A., which means the Company is contractually prohibited under these documents from paying cash dividends to its stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

Dynasil, a smaller reporting company, is not required to complete this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K.

Overview

The Company is divided into four reporting segments based on our main operating activities.  Below is a summary of these segments:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit.

•
Optics: The Optics segment encompasses four business units (our original optics business (“Dynasil Fused Silica”), Optometrics, Hilger Crystal, and EMF) that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

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

For information about our financial segments and geographical information about our operating revenues and assets, see Note 17 to the Consolidated Financial Statements included in this Report.  A description of our strategy is included in Item 1 of this Form 10-K.

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

Fiscal 2013 Financial Overview

Bank Default

On December 31, 2012, the Company announced it was in default of certain financial covenants set forth in the terms of its outstanding indebtedness with respect to its fiscal year ended September 30, 2012.   We continued to be in default throughout our fiscal year ended September 30, 2013 and through the date of this filing.  As a result, our lenders have the ability to require immediate payment of all indebtedness under our loan agreements.  While our lenders have not exercised this right, their ability to require immediate payment has caused all of our outstanding indebtedness to be accelerated to current classification in our consolidated financial statements.

The Company has accrued but not remitted monthly interest payments to its subordinated lender since February 2013 and does not expect to resume interest payments to its subordinated lender until it resolves its default with the senior lender.  The Company has made all principal and interest payments due to its senior lender through the date of this filing.  In addition to making the required principal payments of approximately $1.9 million during fiscal year 2013, the Company also repaid an additional $0.3 million of principal in connection with the contribution of its tissue sealant intellectual property to Xcede, a joint venture, formed on or about October 1, 2013.

Subsequent to yearend, in addition to our regular monthly interest and principal payments, we repaid an additional $1.25 million to Santander from cash received in connection with the sale of our lead paint analyzer business.  Management is continuing to pursue potential other sales transactions which, if consummated, would result in additional principal payments to the bank and also expects to continue discussions with its lenders to address the financial covenant situation.  Because of the continuing default of the financial covenants and the possibility of an acceleration of the indebtedness by the lenders, the Company has classified all its outstanding indebtedness as a current liability in the accompanying consolidated balance sheets.

Given the uncertainty created by the defaults under the Company’s outstanding indebtedness and sustained substantial losses from operations for the years ended September 30, 2013 and 2012, the Company's independent registered public accounting firm has included a “going concern” explanatory paragraph in its audit opinion for the year ended September 30, 2013.

In addition to the formation of the Xcede joint venture and the sale of the lead paint business, the Company has taken and will continue to take actions to improve its liquidity, including the implementation of a number of initiatives designed to conserve cash, improve profitability and right-size the cost structure of its various businesses.

2013 Overview of Results

In fiscal year 2013, we incurred a net loss of $8.7 million compared to a net loss of $4.3 million in 2012.  The net losses included goodwill and intangible asset impairment charges totaling $6.8 million and $2.3 million in 2013 and 2012, respectively. Our net losses, exclusive of the impairment loss amounts indicated above, decreased in 2013 to $1.9 million from $2.0 million in 2012.  Revenue declined 10.7% to $42.8 million in 2013 from $47.9 million in 2012.  Contract Research segment revenues declined $3.4 million primarily as a result of lower billable material and subcontractor costs partially offset by higher billable direct labor hours.  In addition, our Instruments segment revenues declined $1.3 million primarily as a result of the lack of availability of our updated lead paint analyzer which has not been approved for sale and our updated medical probe product which was not approved for sale until May 2013.  The disclosure above of our net loss exclusive of the impairment charges is a non-GAAP measure.  See page 33 for more information.

As a result of the higher-than-expected costs related to the product upgrades and delays in product launches in our Instruments segment, the Company determined that there was a decline in the fair value of its Instruments segment, and we recorded a non-cash goodwill and intangibles impairment charge of $6.8 million for the year ended September 30, 2013.  Additionally, the Company incurred approximately $1.0 million in consulting and legal fees associated with evaluating strategic and restructuring alternatives, including the potential sale of product lines and/or a division.

As a result of the foregoing, our loss from operations for fiscal 2013 was $8.2 million, compared with a loss from operations of $3.7 million in fiscal 2012. The net loss for fiscal 2013 was $8.7 million, or $0.59 per share, compared with a loss of $4.3 million, or $0.29 per share, in 2012.

Recent Events

On or about October 1, 2013, Dynasil Biomedical formed Xcede, a joint venture with the Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Xcede has initiated financing efforts and has received funding from internal sources and outside investors. To date, Xcede is 90% owned by Dynasil Biomedical and Dynasil Biomedical holds a majority of the seats on Xcede’s board of directors.  Although it is anticipated that the Company will continue for the foreseeable future to hold a significant equity interest in Xcede, the Company expects that its equity interest will decrease over time if and to the extent that Xcede is successful in raising equity financing from outside sources.

On November 7, 2013, the Company sold its Lead Paint detector business to Protec Instrument Corporation, a Delaware corporation (“Protec”), which is a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the lead paint detector products.  The sales price totaled approximately $1.4 million, less certain adjustments and including the assumption of certain liabilities by Protec.  The transaction also resulted in payment of approximately $0.4 million in satisfaction of outstanding accounts receivable. Concurrently with the sale, the Company and Protec entered into a transition services agreement pursuant to which the Company will provide certain transitional services to Protec for up to five months after closing.  The Company used $1.25 million of the proceeds to repay amounts owed to Santander, as described above under “Bank Default”.

Results of Operations

Results of Operations for the Fiscal Year Ended September 30,
2013
	Contract
	Research	Optics	Instruments	Biomedical	Total
Revenue	$21,888,746	$15,564,766	$5,104,812	$194,508	$42,752,832
Gross Profit	9,821,711	5,647,680	2,421,846	194,508	18,085,745
SG&A	9,345,214	5,624,291	3,486,729	969,532	19,425,766
Impairment of goodwill & long-lived assets	-	-	6,829,072	-	6,829,072
Operating Income (Loss)	476,497	23,389	(7,893,955)	(775,024)	(8,169,093)
GM %	44.9%	36.3%	47.4%	100.0%	42.3%

Depreciation and Amortization	316,864	765,018	454,569	60,000	1,596,451
Capital expenditures	31,439	506,371	7,092	-	544,902

Intangibles, Net	332,717	882,296	2,089,573	179,997	3,484,583
Goodwill	4,938,625	1,302,358	-	-	6,240,983
Total Assets	$9,831,209	$12,380,248	$4,253,926	$211,843	$26,677,226

Results of Operations for the Fiscal Year Ended September 30,
2012
	Contract
	Research	Optics	Instruments	Biomedical	Total
Revenue	$25,273,308	$16,055,952	$6,452,603	$105,287	$47,887,150
Gross Profit	9,862,413	5,875,551	3,684,320	83,459	19,505,743
SG&A	9,523,642	5,398,350	5,065,794	939,149	20,926,935
Impairment of goodwill	-	-	2,284,499	-	2,284,499
Operating Income (Loss)	338,771	477,201	(3,665,973)	(855,690)	(3,705,691)
GM %	39.0%	36.6%	57.1%	79.3%	40.7%

Depreciation and Amortization	237,623	796,847	575,246	60,003	1,669,719
Capital expenditures	348,314	462,445	207,454	-	1,018,213

Intangibles, Net	366,853	960,821	5,135,634	239,997	6,703,305
Goodwill	4,938,625	1,300,463	4,015,072	-	10,254,160
Total Assets	$12,870,151	$11,588,145	$12,537,403	$469,729	$37,465,428

Revenue

Revenues for the fiscal year ended September 30, 2013 were $42.8 million. This represents a decrease of $5.1 million or 10.7% over revenues for the fiscal year ended September 30, 2012 of $47.9 million.  Contract Research revenues declined by $3.4 million or 13.4% as a result of downturns in research grants awarded by the Domestic Nuclear Detection Office (“DNDO”) of $2.0 million and the National Institutes of Health (“NIH”) of $1.2 million.  Governmental Agency contract awards are constrained by the Federal Budget and our contract revenues will reflect increases and decreases in contract awards that parallel Federal budgetary shifts.  More recently, DNDO awards have rebounded from FY 2013 levels, while NIH awards are continuing at 2013 levels, reflecting Government funding priorities.  The contract revenue backlog for contract research continues to be strong and is approximately $40 million, of which 48% is SBIR grants as of September 30, 2013.  The Company continues to seek to diversify its contracting sources and to limit its reliance on both the SBIR program and the limited number of government agencies that currently contract for research. This diversification also includes contract research for commercial businesses rather than governmental agencies.

Revenues in the Optics segment decreased by $0.5 million or 3.1% to $15.6 million in fiscal 2013.  Substantially all the decline in revenues related to decreases in optical crystal sales which experienced slightly lower demand, primarily in Europe.

Revenues in the Instruments segment decreased $1.3 million or 20.9% to $5.1 million in fiscal year 2013. We believe the decrease was a result of customers delaying purchases of our existing products in anticipation of the availability of the newly refreshed products.  Our refreshed medical probe product began shipping in May 2013; however, we suspended work required to obtain HUD approval for our lead paint analyzer product in the second quarter of 2013.  Subsequent to our fiscal yearend, we completed the sale of the Lead Paint business in our Instrument segment as discussed in Note 18 in the Notes to the Consolidated Financial Statements.

The Biomedical segment revenues of $0.2 million were primarily associated with a technology development contract with the Mayo Clinic.

Gross Profit

Gross profit for fiscal year 2013 decreased $1.4 million or 7.3% to $18.1 million from the prior year amount of $19.5 million.  Gross profit as a percentage of revenue increased to 42.3% from 40.7% at September 30, 2012 primarily as a result of higher gross profit margins in the Contract Research segment partially offset by a decrease in the Instruments segment.

Gross profit remained essentially flat for the Contract Research segment despite the 13.4% decline in revenues.  Gross profit as a percentage of revenue increased to 44.9% from 39.0%, due to improvements in contract management in 2013 which reduced costs associated with losses incurred to complete contracts and costs incurred in excess of provisional contract rates.

The Optics segment’s gross profit decreased by $0.2 million or 3.9% while gross profit as a percentage of revenue remained essentially flat at 36.3% in 2013 compared to 36.6% in 2012.

The Instrument segment’s gross profit decreased $1.3 million or 34.3% to $2.4 million in 2013 from $3.7 million in 2012.  Instrument segment’s gross profit as a percentage of revenue declined to 47.4% in 2013 from 57.1% in 2012 as a result of continuing fixed costs spread over a lower revenue volume; discounting of existing products during the periods when the refreshed product was not yet available; and lower revenue in 2013 of the RadCam product which has higher gross margins.

Selling, General & Administrative (“SG&A”) Expenses

SG&A expenses decreased $1.5 million to $19.4 million or 45.4% of revenue in fiscal year 2013, from $20.9 million or 43.7% of revenue for fiscal year 2012. SG&A expenses decreased primarily as a result of the substantial completion of the engineering costs associated with the product refreshes in our Instruments segment and the elimination in 2013 of approximately $0.5 million of expenses incurred in 2012 related to an internal review of billing and accounting practices and internal controls at the RMD division. This investigation has been satisfactorily completed and, as a result, the Company has adopted certain improved practices and internal controls.  No material additional expenses related to this matter were incurred in the fiscal year ended September 30, 2013.  These decreases were partially offset by increased sales and marketing expense in the Optics segment.

Contract Research SG&A decreased slightly to $9.3 million or 42.7% of revenue in fiscal 2013 from $9.5 million or 37.7% of revenue in the prior year. The increased percentage was primarily a result of SG&A costs being spread over lower revenues in 2013 as compared to 2012.

SG&A within the Optics segment increased $0.2 million to $5.6 million from $5.4 million in 2012.  The increase is related primarily to additional personnel added in sales and marketing and engineering.

The Instruments segment had the greatest decrease in SG&A costs, decreasing $1.6 million to $3.5 million or 68.3% of revenue in 2013 compared to $5.1 million or 78.5% of revenue in 2012.  This segment had two main product lines: a hand-held lead paint analyzer and a medical gamma probe used primarily in breast cancer treatment. The Company began a product refresh on both product lines in 2012 to enhance them with new features and functionality to maintain their market positions. The Company spent $1.3 million in fiscal year 2012 on research and development on the products and significant additional amounts on sales and marketing efforts in advance of the new product launches. In fiscal year 2013, these costs and other SG&A costs were substantially reduced while awaiting regulatory approval.  Regulatory approval for the medical gamma probe was received in May 2013 while efforts to obtain the approval of the lead paint analyzer were suspended in the second quarter of fiscal 2013 while the Company reviewed various strategic alternatives.

As a result of the delays associated with both product lines and the review of strategic alternatives for the lead paint analyzer product, the Company performed an interim impairment test and recorded an impairment of goodwill and intangibles totaling $6.8 million in the quarter ending March 31, 2013.

Finally, SG&A costs in the Biomedical segment in fiscal year 2013 were approximately $1.0 million as compared to $0.9 million in fiscal year 2012.  These costs were incurred to advance the development of the three main technologies: hematology, hypothermic core cooling and tissue sealants. On or about October 1, 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to spin out and separately fund the development of the tissue sealant technology. While we believe these technologies are progressing favorably, they remain in the early stages of development and there can be no assurance that we will be able to successfully bring any of them to market.  We are continuing to explore the availability of outside financing, including through a sale, licensing or joint venture involving one or more of the remaining technologies, though we may not be able to secure any such financing arrangement on favorable terms or at all.

Net Interest Expense

Net interest expense increased to $0.9 million in fiscal 2013 from $0.6 million in fiscal 2012 primarily as a result of the $3.0 million borrowing from Massachusetts Capital Resources Company being outstanding for the full year in fiscal 2013 compared to 2 months in fiscal 2012.  The Company has been accruing interest on this debt at the default rate of 14% rather than the normal rate of 10% since it suspended interest payments in February 2013

Income Tax Credit

Total income tax expense (credit) increased from a tax credit of ($41,000) in fiscal 2012 to a tax credit of ($303,000) in fiscal 2013. The increase in the credit is due to lower state tax liability in 2013 compared to 2012 and higher foreign research credits claimed in 2013.

Net Loss

As a result, the Company had a net loss of $8.7 million for the year ended September 30, 2013 compared to a net loss of $4.3 million for the fiscal year ended September 30, 2012. Our net losses, exclusive of the impairment loss amounts indicated above, were $1.9 million in 2013 compared to $2.0 million in 2012.

Liquidity and Capital Resources

Liquidity Overview

On December 31, 2012, the Company announced it is in default of the financial covenants set forth in the terms of its outstanding indebtedness at September 30, 2012 and we remain in default as of September 30, 2013.  These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt.  These financial covenant defaults give the lenders the right to accelerate the maturity of the indebtedness outstanding and foreclose on any security interest. Furthermore, the Company's lenders, may, at their option, impose default interest rates with respect to their indebtedness.  While we continue to be current with all principal and interest payments with Santander, we have not paid approximately $0.3 million in interest owed to MCRC.  As of the date hereof, neither of our lenders has accelerated our payment obligations.

The causes for the covenant violations were lower revenue and higher than expected expenses  in the Company's Instruments and Contract Research segments during the fiscal quarter ended September 30, 2012 and continuing through fiscal 2013, combined with the continued investment in Dynasil Biomedical Corp. and the Company's Dual Mode nuclear detection initiative. In addition, in the fiscal quarter ended September 30, 2012, the Company incurred a significant, non-recurring charge of approximately $0.5 million to its selling, general and administrative expenses related to costs incurred as a result of a review of certain cash application processes and billing practices and internal controls of the RMD division.

As of September 30, 2013, the Company had total indebtedness outstanding of approximately $9.8 million, consisting of approximately $6.8 million of senior debt owed to Santander and approximately $3.0 million of subordinated debt owed to MCRC.

Subsequent to September 30, 2013, in addition to our regular monthly interest and principal payments, we repaid an additional $1.25 million to Santander from cash received in connection with the sale of our lead paint analyzer business.  We are continuing to evaluate potential alternatives that would resolve our current default status including additional sales transactions, negotiation of a forbearance agreement or a new borrowing arrangement with another lender.  However, we cannot provide any assurance that the alternatives will be successful or that our obligations under our debt agreements will not be accelerated in the future or that our lenders will not exercise other remedies for default.

Because of the uncertainty of any resolution of the covenant violations and the possibility of an acceleration of the indebtedness by the lenders, the Company has reclassified all of its outstanding indebtedness to current classification in the financial statements for the year ended September 30, 2013 and 2012 filed herewith. As a result of the above and the Company’s sustained substantial losses from operations for the years ended September 30, 2013 and 2012, the Company's independent registered public accounting firm, McGladrey LLP, has included a "going concern" explanatory paragraph in its audit opinion with respect to such financial statements.

Net cash as of September 30, 2013 was $2.4 million which was a decrease of $1.0 million as compared to $3.4 million at September 30, 2012.  The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded.  If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

Net cash provided by operating activities

Net cash provided by operating activities was $1.7 million for fiscal year 2013 versus $0.7 million for fiscal year 2012. The fiscal year 2013 net loss was $8.7 million. There were non-cash expenses contained in the net loss including stock compensation expense of $0.4 million, depreciation and amortization expense of $1.6 million and the impairment of goodwill and long lived assets of $6.8 million. These major non-cash items totaled $8.8 million. The net change in assets and liabilities totaled $1.8 million. This included a $2.0 million decrease in billed and unbilled accounts receivable primarily as a result of improved billing and collection practices in the Contracts Research segment.  The decrease in assets was partially offset by an increase in liabilities of $0.5 million for accounts payable, accrued expenses and deferred revenue.

Cash flows from investing activities

Cash flows used in investing activities were $0.5 million for fiscal 2013 compared with $1.0 million for fiscal 2012.  All expenditures in 2013 were made to purchase machinery and equipment.  There are currently plans for capital expenditures of $1.3 million during fiscal year 2014, depending on the availability of cash and/or financing.

Cash flows from financing activities

Cash flows from financing activities used $2.2 million of cash in fiscal 2013 and used $0.7 million of cash in fiscal 2012 primarily for regularly scheduled payments to Santander Bank under the five year term debt agreement.

Summary of Terms of Outstanding Indebtedness

Management expects to continue discussions with its lenders to address the financial covenant defaults as of September 30, 2013 as described above.  The following is summary of the terms of the existing loan agreement in place with the Company’s senior lender, Santander Bank, and the terms of subordinated debt owed to Massachusetts Capital Resources Company.

Santander Bank Loan Agreement

On June 29, 2012, the Company entered into a letter agreement (the “Waiver Letter”) with Santander as well as Amendment No. 3 (the “Amendment”) to the Loan and Security Agreement, dated July 7, 2010, as amended on April 1, 2012 and April 12, 2012 (the “Original Loan Agreement”). Under the Waiver Letter, the Lender agreed to waive non-compliance by the Company with certain financial covenants under the Original Loan Agreement as of June 30, 2012, subject to the Company’s compliance with the terms of the Amendment, including the requirement that the Company would raise, on or before September 30, 2012, at least $2.0 million in gross proceeds from the sale of its capital stock and/or the incurrence of new indebtedness which is subordinated to the indebtedness in favor of the Lender, on terms and conditions acceptable to the Lender in its sole discretion (the “Required Capital Raise”) and applying the proceeds as described below, all of which the Company has successfully completed.

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

Under the Amendment, the Company agreed with the Lender that the Company would raise, on or before September 30, 2012, at least $2.0 million in gross proceeds from the sale of its capital stock and/or the incurrence of new indebtedness which is subordinated to the indebtedness in favor of the Lender, on terms and conditions acceptable to the Lender in its sole discretion. As disclosed in the Company’s Form 8-K filed on June 8, 2012, the Company has incurred indebtedness in favor of certain entities affiliated with Dr. Gerald Entine (together, “Entine”) in the aggregate principal amount of $1,857,546 (the “Entine Indebtedness”). The Company incurred the Entine Indebtedness in satisfaction of its obligation to repurchase certain shares of Dynasil common stock from Entine pursuant to a put right exercised by Entine on February 12, 2012. The proceeds of the Required Capital Raise must first be used to repay all amounts outstanding under the Entine Indebtedness by September 30, 2012, and thereafter for general working capital needs. The Required Capital Raise has been completed as of July 31, 2012 pursuant to the Note Purchase Agreement (“the Agreement”) with Massachusetts Capital Resource Company described below. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3.0 million subordinated note (the “Subordinated Note”) for proceeds of $3.0 million.

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

The Amendment also included a new Consolidated Maximum Adjusted Leverage Ratio covenant, which is Consolidated Total Funded Debt (excluding subordinated debt) to Consolidated EBITDA, as defined in the Amendment. The Amendment requires the Company to maintain a Consolidated Maximum Adjusted Leverage Ratio equal to or less than (i) 3.25x to 1.00x for each of the rolling four quarter periods ending on September 30, 2012 and December 31, 2012, and (ii) 3.0x to 1.0x for each rolling four quarter period ending on or after March 31, 2013.

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

For the Consolidated Fixed Charge Coverage Ratio, the Amendment (i) revised the required ratio for September 30, 2012 from 1.10x to 1.00x; (ii) revised the required ratio for December 31, 2012 from 1.20x to 1.00x; (iii) revised the required ratio for March 31, 2013 from 1.20x to 1.05x; (iv) revised the required ratio at June 30, 2013 from 1.20x to 1.10x; and (v) did not change the required ratio at September 30, 2013 (remained at 1.20x).

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

The Amendment also accelerated the termination date of the Company’s $5 million acquisition line of credit to June 29, 2012, which prevented the Company from being able to draw on the approximately $1 million of previously available undrawn funds.

Note Purchase Agreement – Massachusetts Capital Resource Company

As described above, the Company is currently in financial default under its note purchase agreement with MCRC.

On July 31, 2012, the Company entered into the Agreement with MCRC. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC the $3.0 million Subordinated Note for proceeds of $3.0 million. The Company has used a portion of the proceeds from the sale of the Subordinated Note to repay the Entine Indebtedness in the aggregate principal amount of $1.9 million and has agreed to use the balance of the proceeds for working capital purposes.

The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default, as described below. The Subordinated Note bears interest at the rate of ten percent (10.0%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment to be due and payable on August 31, 2012. Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company will redeem, without premium, $130,434 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

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

On September 26, 2013, Santander and MCRC agreed to certain amendments to the Loan and Security Agreement, dated July 7, 2010, as amended on April 1, 2012, April 12, 2012 and June 29, 2012 and the Note Purchase Agreement dated July 31, 2012, respectively, in order to permit the Company to form Xcede, a joint venture with the Mayo Clinic, to spin out and separately fund the development of the tissue sealant technology.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized.  Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill.  An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value.  With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2013, step one of the testing determined the estimated fair value of RMD substantially exceeded its carrying value.  The estimated fair value of the Hilger Crystals reporting unit exceeded its carrying value by approximately 20%.  Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

During the second quarter of 2013, the Company performed an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit and asset group.  Under step two of the impairment testing, the income method was used to allocate the fair values of all of the assets and liabilities of this reporting unit, with the remaining residual fair value allocated to goodwill.  The result of this impairment test was to write off Product’s goodwill totaling $4.0 million and approximately $2.8 million of its long lived assets other than goodwill for a total write-off of $6.8 million.

During the fourth quarter of 2012, the Company completed its annual goodwill impairment reviews and wrote off $2.3 million of impaired value of goodwill associated with the Products reporting unit.

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

During the second quarter of 2013, in connection with an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit, the Company determined that the fair value of the long-lived assets (other than goodwill) of Products was less than the carrying amount of those assets and, as a result, recorded a pre-tax impairment charge of approximately $2.8 million plus a $4.0 million write-off of goodwill as discussed above.

There was no impairment charge during the year ended September 30, 2012.

Intangible Assets

The Company's intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of Hilger Crystals, customer relationships and trade names of Dynasil Products, acquired backlog and know-how of Radiation Monitoring Devices, Inc., and provisionally patented technologies within Dynasil Biomedical Corp.

Dynasil estimates the fair value of indefinite-lived intangible assets using an income approach, and recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value. During the fourth quarter of fiscal year 2013, the Company conducted its annual impairment review of indefinite-lived intangible assets with no impairments to the carrying values identified.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our default under the financial covenants under our loan agreement with Santander Bank and Massachusetts Capital Resource Company, Xcede obtaining financing from outside investors, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio.  These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words.  The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to resolve our current default under our outstanding indebtedness,  our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, our ability to address our material weaknesses in our internal controls, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Annual Report on Form 10-K, including the risk factors contained in Item 1a, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles (GAAP), this report also contains a measure of our net loss excluding goodwill and intangible asset impairment charges. The Company believes that the inclusion of this non-GAAP financial measure helps investors to gain a meaningful understanding of the Company’s core operating results and enhance comparing such performance with prior periods. Our management uses this non-GAAP measure, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods. The non-GAAP financial measure included in this report is not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynasil Corporation of America and Subsidiaries
Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of Dynasil Corporation of America and Subsidiaries (the Company) as of September 30, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynasil Corporation of America and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of September 30, 2013, the Company is in default with the financial covenants set forth in the terms of its outstanding loan agreements (and may enter into a forbearance arrangement with its lenders) and has sustained substantial losses from operations for the years ended September 30, 2013 and 2012. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey LLP

Boston, Massachusetts
December 20, 2013

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 and 2012

	September 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$2,436,828	$3,414,880
Accounts receivable, net of allowances of $184,775 and $198,070 at September 30, 2013 and September 30, 2012, respectively	3,657,320	5,475,142
Costs in excess of billings and unbilled receivables	1,537,318	1,735,798
Inventories, net of reserves	3,140,244	3,271,700
Prepaid expenses and other current assets	1,291,942	1,460,836
Total current assets	12,063,652	15,358,356

Property, Plant and Equipment, net	4,773,779	4,984,150

Other Assets
Intangibles, net	3,484,583	6,703,305
Goodwill	6,240,983	10,254,160
Deferred financing costs, net	114,229	165,457
Total other assets	9,839,795	17,122,922

Total Assets	$26,677,226	$37,465,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$9,819,048	$11,984,492
Capital lease obligations, current	124,383	-
Accounts payable	2,056,262	2,416,397
Deferred revenue	515,790	694,672
Accrued expenses and other liabilities	2,846,850	2,809,580
Total current liabilities	15,362,333	17,905,141

Long-term Liabilities
Capital lease obligations, net of current portion	232,173	-
Pension liability	249,966	345,443
Deferred tax liability	186,866	371,256
Total long-term liabilities	669,005	716,699

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 and 2012 (Continued)

	September 30, 2013	September 30, 2012
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 16,224,402 and 15,610,517 shares issued, 15,414,242 and and 14,800,357 shares outstanding at September 30, 2013 and September 30, 2012, respectively.	8,112	7,805
Additional paid in capital	17,476,003	17,037,618
Accumulated other comprehensive income	152,685	61,906
Retained earnings (Accumulated deficit)	(6,004,570)	2,722,601
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total stockholders' equity	10,645,888	18,843,588

Total Liabilities and Stockholders' Equity	$26,677,226	$37,465,428

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 and 2012

	2013	2012
Net revenue	$42,752,832	$47,887,150
Cost of revenue	24,667,087	28,381,407
Gross profit	18,085,745	19,505,743
Operating expenses:
Sales and marketing expenses	1,746,865	1,729,703
Research and development expenses	2,307,407	2,810,778
General and administrative expenses	15,371,494	16,386,454
Impairment of goodwill and long-lived assets	6,829,072	2,284,499
Total operating expenses	26,254,838	23,211,434
Loss from operations	(8,169,093)	(3,705,691)
Interest expense, net	861,038	639,096
Loss before income taxes	(9,030,131)	(4,344,787)
Income tax credit	(302,960)	(41,021)
Net loss	$(8,727,171)	$(4,303,766)

Net loss	$(8,727,171)	$(4,303,766)
Other comprehensive loss:
(Increase) decrease in pension liability	$92,513	$(345,443)
Foreign currency translation	(1,734)	109,783
Total comprehensive loss	$(8,636,392)	$(4,539,426)

Basic net loss per common share	$(0.59)	$(0.29)
Diluted net loss per common share	$(0.59)	$(0.29)

Weighted average shares outstanding
Basic	14,812,858	14,811,294
Diluted	14,812,858	14,811,294

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2013 and 2012

			Additional	Other				Total
	Common	Common	Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Income (Loss)	(Accumulated Deficit)	Shares	Amount	Equity
Balance, September 30, 2011	15,393,053	$7,696	$15,896,755	$297,566	$7,026,367	810,160	$(986,342)	$22,242,042

Issuance of shares of common stock under employee stock purchase plan	47,440	24	63,098	-	-	-	-	63,122

Stock-based compensation costs	57,592	29	935,367	-	-	-	-	935,396
Exercise of options by director to purchase common stock	41,205	21	(21)	-	-	-	-	-

Expiration of put shares	71,227	35	142,419	-	-	-	-	142,454

Adjustment for increase in pension liability, net of tax	-	-	-	(345,443)	-	-	-	(345,443)

Foreign currency translation adjustment	-	-	-	109,783	-	-	-	109,783

Net loss	-	-	-	-	(4,303,766)	-	-	(4,303,766)
Balance, September 30, 2012	15,610,517	$7,805	$17,037,618	$61,906	$2,722,601	810,160	$(986,342)	$18,843,588

Issuance of shares of common stock under employee stock purchase plan	28,622	14	20,995	-	-	-	-	21,009

Stock-based compensation costs	585,263	293	417,390	-	-	-	-	417,683

Adjustment for decrease in pension liability, net of tax	-	-	-	92,513	-	-	-	92,513

Foreign currency translation adjustment	-	-	-	(1,734)	-	-	-	(1,734)

Net loss	-	-	-	-	(8,727,171)	-	-	(8,727,171)
Balance, September 30, 2013	16,224,402	$8,112	$17,476,003	$152,685	$(6,004,570)	810,160	$(986,342)	$10,645,888

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(8,727,171)	$(4,303,766)
Adjustments to reconcile net loss to net cash:
Stock compensation expense	417,683	935,396
Foreign exchange loss	(4,867)	30,602
Contingent consideration adjustment	-	(17,376)
Gain on sale of property, plant and equipment	(87,803)	-
Depreciation and amortization	1,596,451	1,669,719
Noncash interest expense	51,228	41,799
Change in reserves	6,831	76,981
Deferred income taxes	(120,634)	166,920
Impairment of goodwill and long-lived assets	6,829,072	2,284,499
Other changes in assets and libilities:
Accounts receivable, net	1,822,982	(2,107,477)
Inventories	132,185	(134,449)
Costs in excess of billings / unbilled receivables	198,480	1,121,344
Prepaid expenses and other assets	100,900	(574,652)
Accounts payable	(364,330)	338,205
Accrued expenses and other liabilities	29,061	470,637
Deferred revenue	(178,882)	694,672
Net cash provided by operating activities	1,701,186	693,054

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	80,252	-
Purchases of property, plant and equipment	(544,902)	(1,018,213)
Net cash from investing activities	(464,650)	(1,018,213)

Cash flows from financing activities:
Proceeds from issuance of common stock	21,009	63,122
Payment of debt issuance costs	-	(56,600)
Principal payments on capital leases	(76,397)	-
Buy back of common stock	-	(1,857,546)
Proceeds from long term debt	-	3,000,000
Payments on long-term debt	(2,165,444)	(1,860,678)
Net cash from financing activities	(2,220,832)	(711,702)

Effect of exchange rates on cash and cash equivalents	6,244	(28,099)

Net decrease in cash and cash equivalents	(978,052)	(1,064,960)

Cash and cash equivalents, beginning	3,414,880	4,479,840
Cash and cash equivalents, ending	$2,436,828	$3,414,880

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

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

The Company is currently in default of the financial covenants set forth in the terms of its outstanding indebtedness for its fiscal fourth quarter ended September 30, 2012 and has been in continuing default for each of its quarters in the year ended September 30, 2013. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt. A default gives the lenders the right to accelerate the maturity of the indebtedness outstanding. Furthermore, the Company’s lenders, may, at their option, impose default interest rates with respect to their debt outstanding. To date, the lenders have not taken any such actions. However, the Company cannot predict when or whether a resolution of this situation will be achieved.

While the Company has continued to be current with all principal and interest payments with Santander, we have not paid approximately $300,000 in interest owed to Massachusetts Capital Resources Company (“MCRC”), its subordinated lender.

Because of the uncertainty of any resolution of the covenant violations and possibility of an acceleration of the indebtedness by the lenders, the Company has reclassified all of its outstanding indebtedness as a current liability for the fiscal years ended September 30, 2013 and 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and positive cash flows and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The Company has taken and will continue to take actions to improve its liquidity including the sale of certain businesses and other initiatives designed to conserve cash and right-size the cost structure of its various business units. While the Company is actively pursuing sales transactions, there can be no assurance that any such transactions will occur. The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded. If the Company is not able to resolve its current defaults under its outstanding indebtedness and improve its liquidity through the actions described above, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America (“Dynasil” or the “Company”) and its wholly-owned subsidiaries: Optometrics Corporation (“Optometrics”), Evaporated Metal Films Corp (“EMF”), Dynasil Products, formerly known as RMD Instruments Corp. (“Dynasil Products”), Radiation Monitoring Devices, Inc. (“RMD”), Hilger Crystals, Ltd (“Hilger”) and Dynasil Biomedical Corp (“Dynasil Biomedical”).  All significant intercompany transactions and balances have been eliminated.

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

Revenue from research and development activities is derived generally from the following types of contracts:  reimbursement of costs plus fees, fixed price or time and material type contracts.  Government funded services revenues from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees.  Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed.  Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts.  Recognition of losses on projects is taken as soon as the loss is reasonably determinable.  The Company has an accrual for contract losses in the amount of $109,000 and $90,162 as of September 30, 2013 and 2012, respectively.

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The amounts billed for shipping and included in net revenue were approximately $100,000 and $118,800 for 2013 and 2012, respectively.

Research and Development

The Company expenses research and development costs as incurred.  Research and development costs include salaries, employee benefit costs, direct project costs, supplies and other related costs. Substantially all the Contract Research segment’s cost of revenue relates to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2013 and 2012 were $12,172,000 and $15,411,000, respectively. Remaining amounts are recorded within selling, general and administrative expenses on the consolidated statements of operations.

Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consists of actual costs incurred plus fees in excess of billings at provisional contract rates.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within selling, general and administrative expenses on the consolidated statements of operations. Such costs aggregated approximately $422,000 and $393,000 for the years ended September 30, 2013 and 2012, respectively.

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies (continued)

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies (continued)

Recovery of Long-Lived Assets

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets (other than goodwill and any indefinite lived assets) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, customer relationships, trade names, backlog, know-how and provisionally patented technologies. Events or changes in circumstances that may indicate that an asset may be impaired include the following:

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

Deferred Financing Costs

Deferred financing costs, net of approximately $114,000 and $165,000 at September 30, 2013 and 2012 include accumulated amortization of $142,000 and $91,000, respectively.  Amortization expense for the years ended September 30, 2013 and 2012 was $51,000 and $42,000, respectively, and was recorded as interest expense.  Future amortization will be $51,000 in fiscal 2014, $42,000 in fiscal 2015, $11,000 in fiscal 2016, and $10,000 in fiscal 2017.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended September 30, 2013 and 2012 was approximately $128,000 and $118,000, respectively.

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies (continued)

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority.  As of September 30, 2013 and 2012, the Company has no unrecorded liabilities for uncertain tax positions.  Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations.  As of September 30, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

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

For the year ended September 30, 2013, 1,053,700 shares of potential common stock related to restricted stock and stock options were excluded from the calculation of dilutive shares since there was a loss from operations and the inclusion of potential shares would be anti-dilutive. If the Company had not been in a loss position as of September 30, 2013, 423,168 shares of restricted stock would have been considered in the denominator used to calculate diluted earnings per common share.

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

The computations of the weighted shares outstanding for the years ended September 30 are as follows:

	2013	2012
Weighted average shares outstanding
Basic	14,812,858	14,811,294
Effect of dilutive securities
Stock Options	-	-
Dilutive Average Shares Outstanding	14,812,858	14,811,294

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Accumulated comprehensive income (loss) represents cumulative translation adjustments related to Hilger, the Company’s foreign subsidiary and cumulative adjustments pertaining to the Company’s Defined Benefit Pension Plan.  The Company presents comprehensive income and losses in the consolidated statements of operations and comprehensive income (loss).

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

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable.  As of September 30, 2013 and 2012, approximately $1,315,000 and $1,608,000 or 34% and 28% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2013 and 2012, the Company's uninsured bank balances totaled $2,168,000 and $3,153,000. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. We have not yet adopted this ASU and we are currently evaluating the effect it will have on our consolidated financial statements.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies (continued)

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government treasury obligation rate and the London Interbank Offered Rate (LIBOR). This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not currently have any hedging arrangements and therefore will not be materially impacted by the new guidance.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU requires an organization to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. This ASU is effective for reporting periods beginning after December 15, 2013, although early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. This ASU will be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year financial statement presentation.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 3 – Assets Held for Sale

As of September 30, 2013, the Company had determined to dispose of substantially all of its Instruments reporting segment.    The assets held for sale at September 30, 2013 included fixed assets, inventory, and intangible customer assets totaling $2.9 million offset by customer deposits of approximately $100,000.

Note 4 – Inventories

Inventories, net of reserves, at September 30, 2013 and 2012 consisted of the following:

	2013	2012
Raw Materials	$2,132,962	$2,096,681
Work-in-Process	703,873	885,328
Finished Goods	303,409	289,691
	$3,140,244	$3,271,700

Note 5 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2013 and 2012 consist of the following:

	2013	2012
Land	$185,602	$185,445
Building and improvements	3,409,638	3,381,094
Machinery and equipment	7,702,351	7,173,521
Office furniture and fixtures	852,265	437,755
Transportation equipment	53,419	53,419
	12,203,275	11,231,234
Less accumulated depreciation	(7,429,496)	(6,247,084)
	$4,773,779	$4,984,150

Depreciation expense for the years ended September 30, 2013 and 2012 was $1,104,477 and $865,789.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 6 – Intangible Assets

Intangible assets at September 30, 2013 and 2012 consist of the following:

	Useful	Gross	Accumulated
September 30, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$5,145,638	$2,645,715	$2,499,923
Know How	15	$512,000	$179,283	332,717
Trade Names	15 or Indefinite	$547,802	$75,856	471,946
Biomedical Technologies	5	$300,000	$120,003	179,997
		$6,505,440	$3,020,857	$3,484,583

	Useful	Gross	Accumulated
September 30, 2012	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$7,858,775	$2,257,533	$5,601,242
Know How	15	512,000	145,147	366,853
Trade Names	15 or Indefinite	558,435	63,222	495,213
Biomedical Technologies	5	300,000	60,003	239,997
		$9,229,210	$2,525,905	$6,703,305

In the second quarter of 2013, as a result of a decision to dispose of a significant portion of the Products reporting unit, the Company performed an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit.  Under step two of the impairment testing, the income method was used to allocate the fair values of all of the assets and liabilities of this reporting unit, with the remaining residual fair value allocated to goodwill.  The result of this impairment test was to write off $2.8 million of the Acquired Customer Base intangible asset.

Amortization expense for the years ended September 30, 2013 and 2012 was $491,974 and $802,511 respectively.  Estimated amortization expense for each of the next five fiscal years is as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Acquired Customer Base	$233,079	$233,079	$233,079	$233,079	$233,079	$1,334,528	$2,499,923
Know How	34,214	34,214	34,214	34,214	34,214	161,647	332,717
Trade Names	14,600	14,600	14,600	14,600	14,600	61,161	134,161
Biomedical Technologies	60,000	60,000	59,997	-	-	-	179,997
	$341,893	$341,893	$341,890	$281,893	$281,893	$1,557,336	$3,146,798

Note 7 – Goodwill

The changes to goodwill during the years ended September 30, 2013 and 2012 are summarized as follows:

	Contract
	Research	Optics	Instruments	Total
Goodwill at September 30, 2011	$4,938,625	$1,283,775	$6,299,571	$12,521,971
Goodwill impairment on Instruments	-	-	(2,284,499)	(2,284,499)
Currency translation on Hilger Crystals	-	16,688	-	16,688
Goodwill at September 30, 2012	$4,938,625	$1,300,463	$4,015,072	$10,254,160
Goodwill impairment on Instruments	-	-	(4,015,072)	(4,015,072)
Currency translation on Hilger Crystals	-	1,895	-	1,895
Goodwill at September 30, 2013	$4,938,625	$1,302,358	$-	$6,240,983

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 7 – Goodwill (continued)

In the second quarter of 2013, as a result of a decision to dispose of a significant portion of the Products reporting unit, the Company performed an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit.  Under step two of the impairment testing, the income method was used to allocate the fair values of all of the assets and liabilities of this reporting unit, with the remaining residual fair value allocated to goodwill.  The result of this impairment test was to write off Product’s remaining goodwill totaling approximately $4.0 million.

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

With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2013, step one of the testing determined the estimated fair value of RMD (included in the Contract Research segment) and Hilger Crystals (included in the Optics segment) reporting units exceeded their carrying value by more than 20%.  Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

The step one test for the RMD reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of approximately 13% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 3.0% for this reporting unit which considers industry research and management’s representations as to the prospects for long term growth in this industry.

The step one test for the Hilger Crystal reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of 16% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 3.0% for this reporting unit which considers industry research and management’s representations as to the prospects for long term growth in this industry.

In connection with the annual fair value test of goodwill, performed at the end of the fourth quarter of fiscal year 2012, the step one analysis indicated that the fair value of Dynasil Products was less than its carrying value. The Company proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of Dynasil Products to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was less than its carrying value. As a result, the Company recognized a pre-tax impairment charge of $2.3 million during the year ended September 30, 2013.

Note 8 – Fair Value Measurement

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification  defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 8 – Fair Value Measurement (continued)

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

The following table presents the pension plan assets financial instruments carried at fair value as of September 30, 3013 and 2012 in accordance with the fair value hierarchy:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2013

Money Market Separate Account	$-	$315,222	$-

Total plan assets	$-	$315,222	$-

September 30, 2012
Money Market Separate Account	$-	$295,357	$-

Total plan assets	$-	$295,357	$-

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 8 – Fair Value Measurement (continued)

In the second quarter of 2013, as a result of a decision to dispose of a significant portion of the Products reporting unit, the Company performed an interim impairment test of long lived assets and goodwill and determined that the remaining goodwill totaling $4.0 million was impaired and that $2.8 million of the
Acquired Customer Base was also impaired.

At September 30, 2012, goodwill for the Dynasil Products reporting unit was deemed to be impaired and written down to its fair value of $4,015,072 at September 30, 2012 based on significant unobservable inputs (Level 3).

The fair value measurements were calculated using a discounted cash flow approach, which included unobservable inputs classified as Level 3 within the fair value hierarchy.  The amount and timing of future cash flows were based on the Company’s operational budgets.  The Company used the assistance of independent consulting firms to develop valuation assumptions.

Note 9 – Debt

Current Debt Status

The Company is in default of certain financial covenants set forth in the terms of its outstanding indebtedness as of September 30, 2013. While the Company has continued to be current with all principal and interest payments with Santander (including $2.2 million in principal payments paid in 2013), it has not paid approximately $300,000 in interest owed to Massachusetts Capital Resources Company (“MCRC”), its subordinated lender.  Based on the covenant default situation, the Company has reclassified all of its outstanding indebtedness as current liabilities.

Bank Debt

The Company has a Loan and Security Agreement (the "Bank Loan Agreement") with Santander Bank, N.A. (“Santander”, the “Bank” or the “Lender”) that provides three borrowing facilities: a five-year $9 million term loan (the "Term Loan") at an interest rate of 5.58%; a $3 million working capital line of credit (the "Working Capital Line of Credit") at an interest rate of Prime or one month LIBOR plus 2.75% and a monthly fee calculated at the rate of 0.25% per annum of the unused Working Capital Line of Credit; and a $5 million acquisition line of credit (the "Acquisition Line of Credit") at an interest rate of one month LIBOR plus 3.5% and a monthly fee calculated at the rate of 0.25% per annum of the unused Acquisition Line of Credit. Interest on advances under the Working Capital Line of Credit is payable monthly and such advances were required to be repaid in full by July 7, 2012 in accordance with the terms of the agreement.  The Acquisition Line of Credit was for future acquisitions under the terms specified in the Bank Loan Agreement.  Advances under the Acquisition Line of Credit are repayable monthly based on a 7-year straight line amortization plus interest, with a balloon payment due on July 7, 2015.

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

The Term Loan is to be repaid with equal principal payments of $107,143 per month plus interest and matures on July 7, 2015.

The Company borrowed $4 million under the Acquisition Line of Credit to fund the acquisition of Hilger Crystals in July 2010.  The Acquisition Loan is to be repaid with equal principal payments of $47,619 per month and matures on July 7, 2015.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 9 – Debt (continued)

Bank Debt (continued)

As of September 30, 2013 and 2012, the Company had no funds available under the Working Capital or Acquisition Lines of Credit.

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

For the Consolidated Fixed Charge Coverage Ratio, the Amendment (i) revised the required ratio for September 30, 2012 from 1.10x to 1.00x; (ii) revised the required ratio for December 31, 2012 from 1.20x to 1.00x; (iii) revised the required ratio for March 31, 2013 from 1.20x to 1.05x; (iv) revised the required ratio at June 30, 2013 from 1.20x to 1.10x; and (v) did not change the required ratio at September 30, 2013 (remained at 1.20x).

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 9 – Debt (continued)

Bank Debt (continued)

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

See Current Debt Status above for discussion on Company default of these covenants as of September 30, 2013.

Subordinated Debt

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with Massachusetts Capital Resource Company (“MCRC”).  Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3,000,000 subordinated note (the “Subordinated Note”) for a purchase price of $3,000,000.

The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default.  The Subordinated Note bears interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment was due and paid on August 31, 2012.  Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, Company will redeem, without premium, $130,434 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

See Current Debt Status above for discussion on Company default of these covenants as of September 30, 2013.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 9 – Debt (continued)

Bank Debt (continued)

Debt at September 30, 2013 and 2012 is summarized as follows:

	2013	2012
Note payable to Bank in monthly installments of $107,143 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate is fixed at 5.58% for the life of the loan, and the note is secured by substantially all assets.	$4,928,572	$6,214,286

Note payable to Bank in monthly installments of $47,619 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate is floating based on one month LIBOR plus 3.5%. The rate at September 30, 2013 was 3.68%. The rate at September 30, 2012 was 3.79%, and the note is secured by substantially all assets.	1,890,476	2,761,905

Subordinated note payable to Masschusetts Capital Resource Corporation in monthly installments of $25,000 through July, 2015 for interest only, followed by monthly payments of interest and principle through July 2017. The interest rate is fixed at 10.00% for the life of the loan.	3,000,000	3,000,000

Note payable to Ithaca Urban Renewal Agency for Lease of land in Ithaca, New York for 99 years with the options to purchase said land for $26,640 after May 2008.	-	8,301
Total Debt	$9,819,048	$11,984,492
Less current portion	(9,819,048)	(11,984,492)
Long term portion	$-	$-

As previously disclosed, all outstanding indebtedness as of September 30, 2013 has been classified as current based on default of covenants; however the aggregate maturities of debt based on the payment terms of the agreement are as follows:

2014	1,857,144
2015	5,092,339
2016	1,565,208
2017	1,304,357
$9,819,048

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 10 – Income Taxes

Income (loss) before the provision (benefit) for income taxes consists of the following:
	2013	2012
US	$(8,675,878)	$(4,014,238)
Foreign	(354,253)	(330,549)
Total	$(9,030,131)	$(4,344,787)

The provision (benefit) for income taxes in the accompanying consolidated financial statements consists of the following:
	2013	2012
Current
Federal	$(216,275)	$(374,432)
State	48,235	112,024
Foreign	(22,621)	65,318
	$(190,661)	$(197,090)

Deferred
Federal	$-	$200,313
State	-	59,351
Foreign	(112,299)	(103,598)
	(112,299)	156,066
Income tax expense (benefit)	$(302,960)	$(41,024)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
	2013	2012
Tax due at statutory rate	34.00%	34.00%

State tax provision, net of federal	4.96%	5.22%
Valuation allowance	-35.28%	-35.98%
Permanent differences	-0.23%	-0.86%
Tax credits generated	0.28%	0.50%
Foreign rate differential and other	-0.38%	-1.93%
Total	3.35%	0.95%

The Company’s effective tax rate differs from the federal, statutory rate in 2013 and 2012 primarily due to a full valuation allowance on the U.S. deferred tax assets recorded during the year.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 10 – Income Taxes (continued)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2013:
	Domestic	Foreign	Worldwide

Credits	$1,473,068	$-	$1,473,068
NOLs	243,400	36,447	279,847
Stock compensation	337,456	-	337,456
Accruals	541,362	-	541,362
Intangibles	2,564,415	-	2,564,415
Other	233,030	-	233,030
Gross deferred tax assets	5,392,731	36,447	5,429,178

Valuation allowance	(4,848,636)	-	(4,848,636)
Deferred tax assets, net	544,095	36,447	580,542

Depreciation	(544,095)	(70,858)	(614,953)
Intangibles	-	(98,360)	(98,360)
Gross deferred tax liabilities	(544,095)	(169,218)	(713,313)

Net deferred tax asset (liability)	$-	$(132,771)	$(132,771)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2012:
	Domestic	Foreign	Worldwide

Credits	$1,362,543	$-	$1,362,543
NOLs	170,522	41,868	212,390
Stock compensation	170,362	-	170,362
Accruals	497,335	-	497,335
Intangibles	73,681	-	73,681
Other	205,154	-	205,154
Gross deferred tax assets	2,479,597	41,868	2,521,465

Valuation allowance	(1,700,949)	-	(1,700,949)
Deferred tax assets, net	778,648	41,868	820,516

Depreciation	(778,648)	(65,948)	(844,596)
Intangibles	-	(220,989)	(220,989)
Gross deferred tax liabilities	(778,648)	(286,937)	(1,065,585)

Net deferred tax asset (liability)	$-	$(245,069)	$(245,069)

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

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 10 – Income Taxes (continued)

As of September 30, 2013 and 2012, the Company has no federal net operating losses.   As of September 30, 2013 and 2012 the Company has state net operating losses of $4.2 million and $2.7 million, respectively.  The state net operating losses begin expiring in 2031.   At September 30, 2013 and 2012, the Company has foreign net operating loss carryforwards of approximately $182,000 which can be carried forward indefinitely.

As of September 30, 2013 and 2012, the Company has federal research credits of $1.3 million and $1.2 million, respectively.  The federal credits begin expiring in fiscal year 2028.   As of September 30, 2013 and 2012, the Company has state research credits of $148,000 and $197,000, respectively.  The state credits begin expiring in fiscal year 2023.

As of September 30, 2013 and 2012, the Company has no unrecorded liabilities for uncertain tax positions.  Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations.  As of September 30, 2013 and 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and the United Kingdom.   At September 30, 2013, domestic tax years from fiscal 2010 through fiscal 2013 remain open to examination by the taxing authorities and tax years 2012 and 2013 remain open in the United Kingdom.

Note 11 – Stockholders’ Equity

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

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996, 1999 and 2010 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock.  The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company.   Shares are generally issued at the fair market value on the date of issuance.   The maximum number of shares of common stock which may be issued under the 2010 Stock Incentive Plan is 6,000,000, of which 3,868,124 and 4,289,436 shares of common stock are available for future purchases under the plan at September 30, 2013 and 2012, respectively.  Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2017.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 11 – Stockholders’ Equity (continued)

Stock Based Compensation (continued)

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.  There were no option grants in the year ended September 30, 2013. The weighted average assumptions for grants during the year ended September 30, 2012 used in the Black-Scholes option pricing model were as follows:

2012
Expected term in years	5 years
Risk-free interest rate	2.64%
Expected volatility	93.62%
Expected dividend yield	0.00%

A summary of stock option activity for the years ended September 30, 2013 and 2012 is presented below:
		Weighted Average	Weighted Average
	Options	Exercise Price per	Remain Contractual
	Outstanding	Share ($)	Term (in Years)
Balance at September 30, 2012	794,483	3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	3.34	1.75
Granted	-	-
Exercised	-	-
Cancelled	(163,951)	3.39
Balance at September 30, 2013	630,532	3.33	1.06
Outstanding and exercisable at September 30, 2013	630,532	3.33	1.06

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$2.00 - 2.99	200,000	0.84	$2.00	200,000	$2.00
3.00 - 3.99	115,730	1.49	3.16	115,730	3.16
4.00 - 4.99	275,000	1.03	4.00	275,000	4.00
5.00 - 5.99	29,528	1.03	5.53	29,528	5.53
6.00 - 6.65	10,274	1.17	6.65	10,274	6.65
$2.00 - 6.65	630,532	1.06	$3.33	630,532	$3.33

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

During the year ended September 30, 2013, no stock options were granted nor exercised. During the year ended September 30, 2013, no stock options vested.  During the year ended September 30, 2012, 43,960 stock options were granted with a weighted average grant date fair value of $1.34 per share.  During the year ended September 30, 2012, 138,373 options were exercised in a cashless exercise with an intrinsic value of $92,710, for which the Company recognized no tax benefit.  During the year ended September 30, 2012, 192,085 options vested with a fair value of $135,684.  The intrinsic value of the options outstanding and the exercisable options at September 30, 2013 and 2012 was $0 and $0, respectively, as the market price was below the exercise prices.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 11 – Stockholders’ Equity (continued)

Stock Based Compensation (continued)

Stock compensation expense for the years ended September 30, 2013 and 2012 is presented below:

Stock Compensation Expense	2013	2012
Stock Grants	$231,272	$312,503
Restricted Stock Grants	173,688	503,815
Option Grants	9,813	81,502
Employee Stock Purchase Plan	3,588	37,778
Total	$418,361	$935,598

At September 30, 2013 there was approximately $240,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of six months.

A summary of restricted stock activity for the year ended September 30, 2013 and 2012 is presented below:

Restricted Stock Activity for the Year		Weighted-Average
ended September 30, 2013	Shares	Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	404,000	$0.67
Vested	(84,666)	$1.38
Cancelled	(24,000)	$3.59
Nonvested at September 30, 2013	423,168	$0.77

Restricted Stock Activity for the Year		Weighted-Average
ended September 30, 2012	Shares	Grant-Date Fair Value
Nonvested at September 30, 2011	403,000	$4.02

Granted	104,000	$1.10
Vested	(127,166)	$3.72
Cancelled	(252,000)	$4.03
Nonvested at September 30, 2012	127,834	$1.92

Employee Stock Purchase Plan

On September 28, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan. The existing plan was amended to extend the termination date to September 28, 2020. The Employee Stock Purchase Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares.    Under the Plan, a total of 450,000 shares have been reserved for issuance of which 284,858 and 256,236 shares have been issued as of September 30, 2013 and 2012, respectively.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 11 – Stockholders’ Equity (continued)

Employee Stock Purchase Plan (continued)

On December 16, 2011, the Company amended the Amended and Restated Employee Stock Purchase Plan to change the maximum dollar amount of stock able to be purchased through the Plan by any  employee per calendar year from $5,000 to $20,000 per calendar year.  During the years ended September 30, 2013 and 2012, 28,622 shares and 47,440 shares of common stock were issued under the Plan for aggregate purchase prices of $21,009 and $63,122, respectively.

Note 12 – Retirement Plans

401(k) Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”).  Pursuant to the 401k Plans, employees may contribute up to the maximum amount allowed by the 401k Plans or by law.  The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable.  The Company made contributions to the plans during the years ended September 30, 2013 and 2012 of $79,100 and $71,000, respectively.

Defined Benefit Pension Plan

Pension Obligations

EMF has a defined benefit pension plan covering hourly employees.  The plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen.

The changes in benefit obligations and plan assets under the pension plan were as follows as of and for the years ended September 30, 2013 and 2012:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$640,800	$397,760
Service costs	-	-
Interest costs	23,805	20,659
Benefits paid	(9,378)	(8,621)
Actuarial gain	(90,039)	231,002
Benefit obligation at end of fiscal year	$565,188	$640,800

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$295,357	$308,089
Actual return on plan assets	(20,879)	(38,532)
Employer contribution	50,122	34,421
Benefits paid	(9,378)	(8,621)
Fair value of plan assets at end of year	$315,222	$295,357

Funded status at end of year	$(249,966)	$(345,443)

Amounts recognized in the consolidated balance sheets consist of the following as of September 30, 2013 and 2012:

	2013	2012
Long-term liabilities	$(249,966)	$(345,443)

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 12 – Retirement Plans (continued)

Defined Benefit Pension Plan (continued)

Amounts recognized in accumulated other comprehensive income as of September 30, 2013 and 2012 consist of the following:
	2013	2012
Net losses/(gains)	$92,513	$243,262
Prior service cost		102,181
	$92,513	$345,443

The following table summarizes the pension plan, which has a projected benefit obligation that exceeds plan assets:

	2013	2012
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$565,188	$640,800
Fair value of plan assets	315,222	295,357

At September 30, 2013 the accumulated benefit obligation was the same as the projected benefit obligation.

The following table summarizes the components of the net periodic pension cost at September 30, 2013 and 2012:

	2013	2012
Interest cost	$23,805	$20,659
Expected return on assets	11,549	(15,189)
Amortization of net loss	11,804	17,788
Net periodic pension cost	$47,158	$23,258

Assumptions

Weighted-average assumptions used to determine benefit obligations at September 30, 2013 and 2012 were:

	2013	2012
Discount rate	4.75%	3.75%
Expected return on plan assets	2.60%	2.60%
Rate of compensation increase	not applicable	not applicable

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

Plan Assets

The primary investment objective of the Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on the Company. The Company utilizes the service of an investment manager to manage the assets of the Pension Plan and the Company has established investment guidelines with the investment manager. The Company believes that the selected investment portfolio will enable the Company to maintain the asset value of the Plan given that benefit accruals have been frozen. As of September 30, 2013 and 2012, the assets of the Pension Plan were invested entirely in short-term fixed income securities.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 12 – Retirement Plans (continued)

Defined Benefit Pension Plan (continued)

Investment securities, in general, are exposed to various risks such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported.

Cash Flows

Benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

2014	$13,000
2015	16,000
2016	21,000
2017	21,000
2018	21,000
2019-2023	160,000
$252,000

The contributions expected to be paid to the plan during the next fiscal year are $58,000.  The measurement date used to determine pension benefits for the plan was September 30, 2013.

Note 13 - Related Party Transactions

During the years ended September 30, 2013 and 2012, building lease payments of $69,000 and $114,000, respectively, were paid to Optometrics Holdings, LLC in which Laura Lunardo, Optometrics’ COO had a 50% interest. Ms. Lunardo sold her interest in the building in May of 2013.

During the years ended September 30, 2013 and 2012, building lease payments of $880,000 and $853,000, respectively were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family.  Dr. Entine is a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock.

Prior to joining the Board of Directors in July of 2012, Dr. Hagan was providing consulting services to RMD through his consulting company, Hagan & Associates LLC (“H&A”). During the years ended September 30, 2013 and 2012, H&A was paid $36,000 and $73,000, respectively, in fees. This consulting arrangement is expected to continue into the future.

In 2013 and 2012, the Company was awarded grants from the National Institutes of Health and the Department of Defense to develop new and improved monitors to detect blood loss and potentially fatal hemorrhage in trauma victims.  The Company has used the Mayo Clinic in Rochester, MN as its primary subcontractor to conduct animal and human trials with respect to these grants.  Dr. Michael J. Joyner of the Mayo Clinic is a co-investigator under these grants. He is also a member of the Company's Board of Directors. In fiscal year 2013 and 2012, the Mayo Clinic received approximately $35,000 and $50,000, respectively, under these grants. A small fraction of Dr. Joyner’s Mayo salary is charged to these grants.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 13 - Related Party Transactions (continued)

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

Note 14 – Lease Agreements

Capital Leases

The Company has entered into long-term capital lease agreements for purchases of various computer and telephone equipment at a weighted average interest rate of 7.6%.  At September 30, 2013 and 2012, the remaining principal payments due under all capital leases were $357,000 and $-0-, respectively. Aggregate minimum annual principal obligations at September 30, 2013, under non-cancelable leases are as follows:

	2014	2015	2016	2017	2018	Total

Capital Lease Obligations	$124,383	$133,543	$59,722	$23,920	$14,988	$356,556

Property Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2014.  One of the Company’s facilities is leased from a company controlled by the former owner of RMD, who is also a former director of the Company and the former President of the RMD subsidiary.  This building is leased as a month-to-month tenancy and will continue until terminated by either the Company with not less than six months’ prior written notice or the facility’s owner with not less than three years’ prior written notice.  Rent expense for the years ended September 30, 2013 and 2012 amounted to $1,243,000 and $1,281,000, respectively.  Future non-cancelable minimum lease payments under property leases as of September 30, 2013 are as follows:

Years ending September 30,

2014	$688,000
2015	140,000
2016	143,000
2017	147,000
2018	134,000
thereafter	622,000

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 15 - Vendor Concentration

The Company purchased $1,195,482 and $1,712,212, respectively, of its raw materials from one supplier during the years ended September 30, 2013 and 2012.   As of September 30, 2013 and 2012, amounts due to that supplier included in accounts payable were $146,862 and $186,323, respectively.

Note 16 – Supplemental Disclosure of Cash Flow Information

	2013	2012
Cash Paid during the year for:
Interest	$548,421	$596,129
Income taxes	$59,763	$418,179

Non cash activities:
Assets purchased under capital leases	$432,953	$-

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 17 – Segment, Customer and Geographical Reporting

Segment Financial Information

Operating segments are based upon Dynasil’s internal organizational structure, the manner in which the operations are managed, the criteria used by the Chief Operating Decision Makers (CODM) to evaluate segment performance and the availability of separate financial information.  During the fourth quarter of fiscal year 2012, the Company changed its internal reporting structure and adjusted it reportable segments.  Dynasil now reports four reportable segments: contract research (“Contract Research”), optics (“Optics”), instruments (“Instruments”) and biomedical (“Biomedical”).  Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.  Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Optics segment manufactures optical materials, components and coatings.  The Instruments segment manufactures specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors.  The Biomedical segment is developing technologies for a wide spectrum of applications, including hematology, hypothermic core cooling and tissue sealants. The Company’s segment information is summarized below:

Results of Operations for the Fiscal Year Ended September 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$21,888,746	$15,564,766	$5,104,812	$194,508	$42,752,832
Gross Profit	9,821,711	5,647,680	2,421,846	194,508	18,085,745
SG&A	9,345,214	5,624,291	3,486,729	969,532	19,425,766
Impairment of goodwill & long-lived assets	-	-	6,829,072	-	6,829,072
Operating Income (Loss)	476,497	23,389	(7,893,955)	(775,024)	(8,169,093)
GM %	44.9%	36.3%	47.4%	100.0%	42.3%

Depreciation and Amortization	316,864	765,018	454,569	60,000	1,596,451
Capital expenditures	31,439	506,371	7,092	-	544,902

Intangibles, Net	332,717	882,296	2,089,573	179,997	3,484,583
Goodwill	4,938,625	1,302,358	-	-	6,240,983
Total Assets	$9,831,209	$12,380,248	$4,253,926	$211,843	$26,677,226

Results of Operations for the Fiscal Year Ended September 30,
2012
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$25,273,308	$16,055,952	$6,452,603	$105,287	$47,887,150
Gross Profit	9,862,413	5,875,551	3,684,320	83,459	19,505,743
SG&A	9,523,642	5,398,350	5,065,794	939,149	20,926,935
Impairment of goodwill	-	-	2,284,499	-	2,284,499
Operating Income (Loss)	338,771	477,201	(3,665,973)	(855,690)	(3,705,691)
GM %	39.0%	36.6%	57.1%	79.3%	40.7%

Depreciation and Amortization	237,623	796,847	575,246	60,003	1,669,719
Capital expenditures	348,314	462,445	207,454	-	1,018,213

Intangibles, Net	366,853	960,821	5,135,634	239,997	6,703,305
Goodwill	4,938,625	1,300,463	4,015,072	-	10,254,160
Total Assets	$12,870,151	$11,588,145	$12,537,403	$469,729	$37,465,428

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 17 – Segment, Customer and Geographical Reporting (continued)

Customer Financial Information

For the years ended September 30, 2013 and 2012, the top three customers for the Contract Research segment were each various agencies of the U.S. Government. For the years ended September 30, 2013 and 2012, these customers made up 57.3% and 69.6%, respectively, of Contract Research revenue.

For the Optics segment, there was no customer whose revenue represented more than 10% of the total segment revenues for the years ended September 30, 2013 and 2012.

For the Instruments segment, there was one customer whose revenue represented 18.1% and 18.5%, respectively, of the Instruments segment revenue in the years ended September 30, 2013 and 2012.

For the Biomedical segment, there was one customer whose revenue represented 100% of the revenue for the year ended September 30, 2013. The Biomedical segment had no revenue or customers in the year ended September 30, 2012.

Geographic Financial Information

Revenues by geographic location in total and as a percentage of total revenue, for the years ended September 30, 2013 and 2012 are as follows:
	2013		2012
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$35,017,754	82%	$39,520,178	83%
Europe	3,718,683	9%	4,274,119	9%
Other	4,016,395	9%	4,092,853	8%
	$42,752,831	100%	$47,887,150	100%

Note 18 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were released.

On or about October 1, 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Xcede has initiated financing efforts and has received funding from internal sources and outside investors. To date, Xcede is 90% owned by Dynasil Biomedical and Dynasil Biomedical holds a majority of the seats on Xcede’s board of directors.

On November 7, 2013, the Company sold its Lead Paint detector business to Protec Instrument Corporation, a Delaware corporation (“Protec”), which is a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the lead paint detector products.  The sales price totaled approximately $1.4 million including the assumption of certain liabilities by Protec.  The transaction also resulted in payment of approximately $0.4 million in satisfaction of outstanding accounts receivable. Concurrently with the sale, the Company and Protec entered into a transition services agreement pursuant to which the Company will provide certain transitional services to Protec for up to five months after closing.  The Company used $1.25 million of the proceeds to repay amounts owed to Santander.

The Company expects to record no material gain or loss in connection with the transaction in the first quarter of fiscal 2014.  Substantially all the proceeds were used to repay bank indebtedness.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our management concluded that as of September 30, 2013, these disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting discussed in detail below.

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

Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year end September 30, 2012, management previously identified the following material weaknesses:

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

The foregoing material weaknesses resulted in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis.

Material Weakness Remediation

Management identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above.  We began implementing certain of these measures in the first quarter of fiscal 2013 and continued to develop remediation plans and implement additional measures throughout our fiscal year 2013.

•
Continuing our efforts to retain and recruit qualified finance professionals necessary to properly maintain and control our financial reporting.  In July 2013, we hired a new Vice President of Finance at our RMD division; in January 2013, we hired a new Chief Financial Officer; and in March 2013, we hired a new Corporate Controller.

•	Continuing to assess adequacy and expertise of the finance, tax and accounting staff;

•
Enhancing procedures to help ensure that the proper accounting for all complex, non-routine transactions is researched, detailed in memoranda and reviewed by senior management on a timely basis prior to recording;

•	Ensuring that our finance resources are familiarized with policies and procedures to effectively monitor compliance;

•
Improving the periodic financial close process through the use of a detailed financial close plan and enhanced and more timely review of manual journal entries, account reconciliations, estimates and judgments and consolidation schedules;

•
Implementing new information technology components to more effectively utilize our information technology systems, eliminate some manual controls over financial reporting; and improve our monthly management reporting;

•
Implementing improved internal controls and timekeeping and billing practices at our RMD division.  Following an internal review of practices and internal control at this division, under the direction of our Audit Committee, we introduced new timekeeping practices and procedures that are more automated through an electronic time-keeping system integrated with our payroll and human resource systems. Legacy bank accounts relating to the acquisition in 2008 have been closed and improvements in the controller function of this division have been implemented, including new personnel, increased training and improved controls; and

•	Implementing a comprehensive purchase order and receiving system to record vendor purchase orders to provide visibility into receipts in order to properly accrue for goods received.

The Company believes that the steps described above have enhanced the overall effectiveness of our internal control over financial reporting and will remediate the previously identified material weaknesses. However, certain controls designed and implemented during the year to address the previously identified material weaknesses in the period-end financial reporting process have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively. As a result, management has determined as of September 30, 2013 that, collectively, the control deficiencies that existed in the prior year still exist and aggregate to the material weaknesses described in management’s report above; and, that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected.

To address the material weaknesses in our internal control over financial reporting described above, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP.  As a result of these procedures, we believe that the consolidated financial statements included in the Annual Report on Form 10-K for the year ended September 30, 2013 fairly present, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) (1) The financial statements are included under Part II, Item 8 of this Report.

(2) Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and the notes thereto.

(3) EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)  EXHIBITS

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

10.07*  Separation Agreement, dated July 6, 2013, between the Company and Steven K. Ruggieri, filed as Exhibit 10.07 to Form 10-K filed on January 15, 2013 and incorporated herein by reference.

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

10.12    Loan and Security Agreement between the Company and Santander Bank, N.A., dated July 7, 2010, filed as Exhibit 10.1 to Form 8-K filed on July 14, 2010 and incorporated herein by reference.

10.13  Amendment No. 1 To Loan and Security Agreement between the Company and Santander Bank, dated April 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on May 16, 2012 and incorporated herein by reference.

10.14   Amendment No. 2 To Loan and Security Agreement between the Company and Santander Bank, dated April 12, 2012, filed as Exhibit 10.1 to Form 8-K filed on April 13, 2012 and incorporated herein by reference.

10.15  Amendment No. 3 to Loan and Security Agreement between the Company and Santander Bank, dated June 29, 2012, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2012 and incorporated herein by reference.

10.16  Amendment No. 4 to Loan and Security Agreement between the Company and Sovereign Bank, dated September 26, 2013, filed herewith.

10.17  A Waiver Letter Agreement between the Company and Santander Bank, dated June 29, 2012, filed as Exhibit 10.2 to Form 8-K filed on July 5, 2012 and incorporated herein by reference.

10.18  Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated July 31, 2012, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012 and incorporated herein by reference.

10.19  Amendment No. 1 to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated September 26, 2013, filed herewith.

10.20   Lease Agreement between Dynasil Corporation of America and Optometrics Holding LLC, dated March 8, 2005, filed as Exhibit 2.2 to Form 8-K filed on May 24, 2005 and incorporated herein by reference.

10.21   Lease Agreement between RMD Instruments, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.22   Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.23*  Amended and Restated Employee Stock Purchase Plan dated December 16, 2011, filed as Appendix A to Definitive Proxy Statement filed January 11, 2012 and incorporated herein by reference.

10.24   Omnibus Amendment to Leases, dated December 6, 2012, files as Exhibit 10.1 to Form 8-K filed on December 12, 2012 and incorporated herein by reference.

10.25*  Employment Letter dated January 4, 2013 between the Company and Thomas Leonard, filed as Exhibit 10.1 to Form 8-K filed on January 10, 2013 and incorporated herein by reference.

10.26*  Restricted Stock Award Agreement dated June 10, 2013 between the Company and Peter Sulick, filed as Exhibit 10.1 to Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.27   Asset Purchase Agreement by and among the Company and RMD Instruments Corp. and Protec Instrument Corporation, dated as of November 7, 2013, filed herewith.

21.1    Subsidiaries of the Company, filed herewith.

23.1    Consent of McGladrey LLP, filed herewith.

31.1(a)  Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.1(b)  Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1      Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934) furnished herewith.

99.1      Press release, dated December 20, 2013 issued by Dynasil Corporation of America announcing the filing of it’s Annual Report on Form 10-K.

101** The following materials from Dynasil Corporation of America’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Dynasil Corporation of America

BY:	/s/ Peter Sulick

Peter Sulick, Interim President, Interim CEO (Principal Executive Officer)

DATED:	December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

BY:	/s/ Thomas C. Leonard	CFO (Principal Financial and	December 20, 2013
	Thomas C. Leonard	Accounting Officer)

BY:	/s/ Peter Sulick	Chairman of the Board of Directors,	December 20, 2013
	Peter Sulick	Interim President, Interim CEO
(Principal Executive Officer)

BY:	/s/ Craig Dunham	Director	December 20, 2013
Craig Dunham

BY:	/s/ Lawrence Fox	Director	December 20, 2013
Lawrence Fox

BY:	/s/ William K. Hagan	Director	December 20, 2013
William K. Hagan

BY:	/s/ Michael Joyner	Director	December 20, 2013
Michael Joyner

BY:	/s/ David Kronfeld	Director	December 20, 2013
David Kronfeld

BY:	/s/ Alan Levine	Director	December 20, 2013
Alan Levine

