Form 10-Q
period 2013-12-31
DYNASIL CORP OF AMERICA
filed 2014-02-12
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

As of February 6, 2014 there were 15,506,303 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2013	2013
ASSETS
Current Assets
Cash and cash equivalents	$2,755,356	$2,436,828
Accounts receivable, net of allowances of $338,740 and $184,775 at December 31, 2013 and September 30, 2013, respectively	2,633,601	3,657,320
Costs in excess of billings and unbilled receivables	2,292,809	1,537,318
Inventories, net of reserves	2,678,524	3,140,244
Prepaid expenses and other current assets	1,509,878	1,291,942
Total current assets	11,870,168	12,063,652

Property, Plant and Equipment, net	4,568,183	4,773,779

Other Assets
Intangibles, net	1,357,492	3,484,583
Goodwill	6,256,323	6,240,983
Deferred financing costs, net	103,137	114,229
Total other assets	7,716,952	9,839,795

Total Assets	$24,155,303	$26,677,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$5,429,762	$9,819,048
Capital lease obligations, current	124,383	124,383
Accounts payable	2,045,238	2,056,262
Deferred revenue	347,688	515,790
Accrued expenses and other liabilities	2,875,923	2,846,850
Total current liabilities	10,822,994	15,362,333

Long-term Liabilities
Capital lease obligations, net of current portion	269,490	232,173
Convertible notes	378,461	-
Pension liability	249,966	249,966
Deferred tax liability	183,417	186,866
Total long-term liabilities	1,081,334	669,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31,	September 30,
	2013	2013
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 16,274,274 and 16,224,402 shares issued, 15,464,114 and and 15,414,242 shares outstanding at December 31, 2013 and September 30, 2013, respectively.	8,137	8,112
Additional paid in capital	17,599,418	17,476,003
Accumulated other comprehensive income	188,849	152,685
Accumulated deficit	(4,546,900)	(6,004,570)
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total Dynasil stockholders' equity	12,263,162	10,645,888
Noncontrolling interest	(12,187)	-
Total stockholders' equity	12,250,975	10,645,888

Total Liabilities and Stockholders' Equity	$24,155,303	$26,677,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	December 31,
	2013	2012
Net revenue	$10,711,528	$10,553,275
Cost of revenue	6,261,000	5,926,409
Gross profit	4,450,528	4,626,866
Operating expenses:
Sales and marketing expenses	396,805	479,878
Research and development expenses	346,197	637,129
General and administrative expenses	3,279,999	3,788,949
Total operating expenses	4,023,001	4,905,956
Gain on sale of assets	1,186,691	87,803
Income (loss) from operations	1,614,218	(191,287)
Interest expense, net	212,778	186,757
Income (loss) before taxes	1,401,440	(378,044)
Income tax (credit) provision	(44,043)	1,298
Net income (loss)	1,445,483	(379,342)
Less: Net loss attributable to noncontrolling interest	(12,187)	-
Net income (loss) attributable to common stockholders	$1,457,670	$(379,342)

Net income (loss)	$1,445,483	$(379,342)
Other comprehensive income (loss):
Foreign currency translation	36,164	29,739
Total comprehensive income (loss)	$1,481,647	$(349,603)

Basic net income (loss) per common share	$0.10	$(0.03)
Diluted net income (loss) per common share	$0.10	$(0.03)

Weighted average shares outstanding
Basic	15,021,757	14,673,356
Diluted	15,281,841	14,673,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interest	Equity
Balance, September 30, 2013	16,224,402	$8,112	$17,476,003	$152,685	$(6,004,570)	810,160	$(986,342)	$-	$10,645,888
Issuance of shares of common stock under employee stock purchase plan	3,848	2	4,462	-	-	-	-	-	4,464

Stock-based compensation costs	46,024	23	118,953	-	-	-	-	-	118,976

Foreign currency translation adjustment	-	-	-	36,164	-	-	-	-	36,164

Net income (loss)	-	-	-	-	1,457,670	-	-	(12,187)	1,445,483
Balance, December 31, 2013	16,274,274	$8,137	$17,599,418	$188,849	$(4,546,900)	810,160	$(986,342)	$(12,187)	$12,250,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,445,483	$(379,342)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	119,646	73,516
Foreign exchange loss	6,868	26,398
Gain on sale of assets	(1,186,691)	(87,803)
Depreciation and amortization	266,325	426,458
Other	11,970	28,707
Other changes in assets and libilities:
Accounts receivable, net	600,153	607,217
Inventories	(224,502)	(322,298)
Costs in excess of billings and unbilled receivables	(755,491)	(205,749)
Prepaid expenses and other assets	(219,403)	(76,842)
Accounts payable	(8,567)	399,184
Accrued expenses and other liabilities	273,836	(852,463)
Deferred revenue	(166,609)	140,355
Net cash provided by (used in) operating activities	163,018	(222,662)

Cash flows from investing activities:
Proceeds from sale of assets	4,357,219	80,252
Purchases of property, plant and equipment	(130,918)	(315,568)
Net cash provided by (used in) investing activities	4,226,301	(235,316)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,794	6,110
Payment of debt issuance costs	(1,715)	-
Net proceeds from issuance of convertible notes	378,461	-
Principal payments on capital leases	(29,864)	-
Payments on long-term debt	(4,389,286)	(472,587)
Net cash used in financing activities	(4,038,610)	(466,477)

Effect of exchange rates on cash and cash equivalents	(32,181)	(18,525)

Net increase (decrease) in cash and cash equivalents	318,528	(942,980)

Cash and cash equivalents, beginning	2,436,828	3,414,880
Cash and cash equivalents, ending	$2,755,356	$2,471,900

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$67,181	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Ability to Continue as a Going Concern

The accompanying consolidated balance sheet as of December 31, 2013, the consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2013 and 2012, changes in stockholders’ equity for the three months ended December 31, 2013 and cash flows for the three months ended December 31, 2013 and 2012 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made.  Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company failed to comply with the financial covenants set forth in the terms of its outstanding loan agreements and sustained substantial losses from operations for the years ended September 30, 2013 and 2012.

Although the Company returned to profitability for the three months ended December 31, 2013 and is in compliance with the debt covenants included in its senior loan agreement as of December 31, 2013, it remains in default due to its violation of certain covenants for prior periods, as described below.  Additionally, at the request of its senior lender, it has not paid interest due to its subordinated lender since February 2013 in the amount of approximately $400,000.  Nonpayment of interest when due is a separate event of default under its loan agreements.  In addition, the Company has not obtained waivers from either of its lenders for its prior covenant defaults.

The Company was in default of the financial covenants set forth in the terms of its loan agreements for its fiscal quarter ended September 30, 2012, and for each quarter in fiscal 2013. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt.  A default gives the lenders the right to accelerate the maturity of the outstanding indebtedness and foreclose on any security interest. To date, the lenders have not taken any such actions. Until such time as the Company is able to resolve its covenant defaults, there will be substantial doubt over the Company’s ability to continue as a going concern.

While the Company is currently in negotiations with its senior and subordinated lenders and expects to resolve its current and prior covenant defaults, there can be no assurance as to whether or when it will do so.

Until the covenant violations are waived or otherwise resolved, the debt remains subject to acceleration by the lenders.  Consequently, the Company continues to classify all of its outstanding indebtedness as a current liability in the accompanying consolidated balance sheets.

The Company has recently taken a number of actions to improve its liquidity, including the sale of its lead paint detection and medical instruments businesses which resulted in additional principal payments to its senior lender of $3.9 million in the first quarter ended December 31, 2013.  The Company also made an additional payment of $300,000 to its senior lender in August 2013 in connection with amendments to its loan agreements which permitted the Company to contribute certain assets of its Biomedical business to a joint venture and to exclude the results of the start-up joint venture from its loan covenants.

As a result of these payments and its regular monthly principal payments, the Company’s outstanding debt has been reduced to $5.4 million at December 31, 2013 from $11.5 million at December 31, 2012.  Nevertheless, the Company does not currently have cash available to satisfy its remaining obligations under its indebtedness if they were to be accelerated and payment was demanded.  If the Company is not able to resolve its current defaults under its outstanding indebtedness, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of December 31, 2013, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Businesses Sold

In the first quarter of 2014, the Company sold its lead paint detection and medical instruments businesses which comprised substantially all operating assets of its Instruments segment.

On November 7, 2013, the Company sold its Lead Paint detector business to Protec Instrument Corporation (“Protec”), a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the Company’s lead paint detector products. The sales price totaled approximately $1.2 million, including the assumption of certain liabilities by Protec.  The transaction also resulted in payment to the Company of approximately $0.5 million in satisfaction of outstanding accounts receivable. Concurrently with the sale, the Company and Protec entered into a transition services agreement pursuant to which the Company will provide certain transitional services to Protec for up to five months after closing.  The Company used $1.175 million of the proceeds from the sale to reduce its indebtedness to Santander Bank, N.A.

On December 23, 2013, the Company sold its Gamma Medical Probe business to Dilon Technologies, Inc., a Delaware corporation (“Dilon”), for $3.5 million, the assumption of certain liabilities of the Company, and a possible contingent payment.  The Agreement also provided for $250,000 of the proceeds to be deposited in escrow for a year, which amount is included in accounts receivable in the Consolidated Balance Sheet.  The Asset Purchase Agreement (“Agreement”) contains customary representations, warranties, covenants and indemnification provisions.  Concurrently with the sale, the Company and Dilon entered into a transition services agreement pursuant to which the Company will provide certain transitional services to Dilon for up to five months after closing.  The Company used $2.75 million of the proceeds from the sale to reduce its indebtedness to Santander Bank, N.A.

In connection with the sales of the businesses discussed above, the Company recorded a gain of $1.2 million which is included in Income from Operations in the three months ended December 31, 2013.  The businesses sold constituted substantially all of Instruments segment but did not constitute a component of the business, and therefore did not qualify to be reported as discontinued operations. The assets held for sale at September 30, 2013 included fixed assets, inventory, and intangible customer assets totaling $2.9 million offset by customer deposits of approximately $100,000.

Note 3 – Formation of Xcede Technologies, Inc. Joint Venture

On or about October 1, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology which formerly comprised the majority of its Biomedical segment. Xcede has initiated financing efforts and has received approximately $400,000 in funding in the form of Convertible Notes from outside investors including certain directors of the Company.  The notes accrue interest at 5%.  Upon the closing of a capital stock financing, the outstanding principal amount of the notes plus all accrued but unpaid interest on the notes will be converted into shares of the same capital stock sold in the capital stock financing at a 20% discount to the price per share of that capital stock financing.  Alternatively, at any time prior to a capital stock financing the note holders can convert at their option into common stock based on a $5 million valuation.

Xcede is continuing its fund raising efforts as it will require additional funding in connection with human trials expected to commence in the third quarter of 2014.

Xcede is 90% owned by Dynasil Biomedical and, as a result, is included in the Company’s consolidated balance sheet, results of operations and cash flows. Dynasil Biomedical holds a majority of the seats on Xcede’s board of directors.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	December 31,	September 30,
	2013	2013
Raw Materials	$1,713,898	$2,132,962
Work-in-Process	717,888	703,873
Finished Goods	246,738	303,409
	$2,678,524	$3,140,244

Note 5 – Intangible Assets

Intangible assets at December 31, 2013 and September 30, 2013 consist of the following:

	Useful	Gross	Accumulated
December 31, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$881,075	$352,659	$528,416
Know How	15	512,000	187,815	324,185
Trade Names	Indefinite	341,558	-	341,558
Biomedical Technologies	2.25 - 5	260,000	96,667	163,333
		$1,994,633	$637,141	$1,357,492

	Useful	Gross	Accumulated
September 30, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$5,145,638	$2,645,715	$2,499,923
Know How	15	512,000	179,283	332,717
Trade Names	15 or Indefinite	547,802	75,856	471,946
Biomedical Technologies	5	300,000	120,003	179,997
		$6,505,440	$3,020,857	$3,484,583

Amortization expense for the three months ended December 31, 2013 and 2012 was $44,888 and $181,268, respectively.  Estimated amortization expense for each of the next five fiscal years is as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Acquired Customer Base	$59,964	$79,952	$79,952	$79,952	$79,952	$148,644	$528,416
Know How	25,596	34,128	34,128	34,128	34,128	162,077	324,185
Biomedical Technologies	50,000	66,667	46,666	-	-	-	163,333
	$135,560	$180,747	$160,746	$114,080	$114,080	$310,721	$1,015,934

Note 6 – Goodwill

Goodwill is subject to an annual impairment test.  The Company considers many factors which may indicate the requirement to perform additional, interim impairment tests.  These include:

•	A significant adverse long term outlook for any of its industries;
•	An adverse finding or rejection from a regulatory body involved in new product regulatory approvals;
•	Failure of an anticipated commercialization of a product or product line;

•	Unanticipated competition or the introduction of a disruptive technology;
•	The testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 of a significant asset group within a reporting unit;
•	A loss of key personnel; and
•	An expectation that a reporting unit carrying goodwill, or a significant portion of a reporting unit, will be sold or otherwise disposed of.

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three months ended December 31, 2013.

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

For purposes of computing diluted earnings per share for the three months ended December 31, 2013 and 2012, no common stock options were included in the calculation of dilutive shares as all of the 630,532 and 774,483 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion is anti-dilutive.  Additionally, for the three months ended December 31, 2012, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended December 31 is as follows:

	December 31, 2013	December 31, 2012
Weighted average shares outstanding
Basic	15,021,757	14,673,356
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	260,084	-
Dilutive Average Shares Outstanding	15,281,841	14,673,356

Note 8 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of stock option activity for the three months ended December 31, 2013 and 2012 is presented below:

		Weighted Average	Weighted Average
	Options	Exercise Price per	Remain Contractual
	Outstanding	Share	Term (in Years)
Balance at September 30, 2013	630,532	$3.33	1.06
Outstanding and exercisable at September 30, 2013	630,532	$3.33	1.06
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2013	630,532	$3.33	0.81
Outstanding and exercisable at December 31, 2013	630,532	$3.33	0.81

		Weighted Average	Weighted Average
	Options	Exercise Price per	Remain Contractual
	Outstanding	Share	Term (in Years)
Balance at September 30, 2012	794,483	$3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	$3.34	1.75
Granted	-	-
Exercised	-	-
Cancelled	(20,000)	$4.06
Balance at December 31, 2012	774,483	$3.32	1.54
Outstanding and exercisable at December 31, 2012	774,483	$3.32	1.54

A summary of restricted stock activity for the three months ended December 31, 2013 and 2012 is presented below:

Restricted Stock Activity for the Three		Weighted-Average
Months ended December 31, 2013	Shares	Grant-Date Fair Value
Nonvested at September 30, 2013	423,168	$0.74

Granted	-	$-
Vested	(12,500)	$1.08
Cancelled	-	$-
Nonvested at December 31, 2013	410,668	$0.73

Restricted Stock Activity for the Three		Weighted-Average
Months ended December 31, 2012	Shares	Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	4,000	$1.45
Vested	(15,000)	$1.53
Cancelled	-	$-
Nonvested at December 31, 2012	116,834	$1.95

Stock Compensation Expense for the three months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	December 31, 2013	December 31, 2012
Stock Grants	$50,626	$52,461
Restricted Stock Grants	68,351	12,618
Option Grants	-	7,359
Employee Stock Purchase Plan	669	1,078
Total	$119,646	$73,516

At December 31, 2013 there was approximately $170,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of five months.

Note 9 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of four segments: contract research (“Contract Research”), optics (“Optics”), instruments (“Instruments”) and biomedical (“Biomedical”).  Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Contract Research segment is one of the largest small business participants in U.S. government-funded research.  The Optics segment manufactures optical materials, components and coatings.  The Instruments segment manufactures specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors. The Biomedical segment, through Xcede Technologies, Inc., a majority owned, joint venture (“Xcede”), is focused on developing a tissue sealant technology for a wide spectrum of applications though no assurance can be given that this technology will become successfully commercialized.

As discussed in Note 2, substantially all the operating assets of the Instruments segment were sold in the three months ended December 31, 2013.

The Company’s segment information for the three months ended December 31, 2013 and 2012 is summarized below:

Results of Operations for the Three Months Ended December 31,
2013
	Contract
	Research	Optics	Instruments	Biomedical	Total
Revenue	$5,840,442	$4,098,508	$772,578	$-	$10,711,528
Gross Profit	2,529,539	1,597,259	323,730	-	4,450,528
Operating Income (Loss)	348,394	398,428	1,041,768	(174,372)	1,614,218

Depreciation and Amortization	69,547	178,108	2,003	16,667	266,325
Capital expenditures	-	130,918	-	-	130,918

Intangibles, Net	324,185	869,974	-	163,333	1,357,492
Goodwill	4,938,625	1,317,698	-	-	6,256,323
Total Assets	$10,359,612	$12,538,356	$752,431	$504,904	$24,155,303

Results of Operations for the Three Months Ended December 31,
2012
	Contract
	Research	Optics	Instruments	Biomedical	Total
Revenue	$4,910,840	$4,251,940	$1,284,038	$106,457	$10,553,275
Gross Profit	2,214,053	1,700,555	605,801	106,457	4,626,866
Operating Income (Loss)	(606)	385,676	(455,694)	(120,663)	(191,287)

Depreciation and Amortization	62,782	185,628	163,048	15,000	426,458
Capital expenditures	186,330	122,146	7,092	-	315,568

Intangibles, Net	339,886	946,525	5,016,201	224,996	6,527,608
Goodwill	4,938,625	1,310,802	4,015,072	-	10,264,499
Total Assets	$13,290,669	$10,607,828	$12,092,507	$388,671	$36,379,675

Customer Financial Information

For the three months ended December 31, 2013 and 2012, the top three customers for the Contract Research segment were various agencies of the U.S. Government.  For the three months ended December 31, 2013 and 2012, these customers made up 64% and 68%, respectively, of Contract Research revenue.

For the three months ended December 31, 2013 and 2012, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue for the three months ended December 31, 2013 and 2012.

For the three months ended December 31, 2013 and 2012, the top three customers for the Instruments segment made up 24% and 40%, respectively, of Instruments revenue.

For the three months ended December 31, 2012, the Biomedical segment had two customers whose revenue represented 100% of the total segment revenue.  There was no revenue for the three months ended December 31, 2013.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,907,730	83%	$8,494,488	81%
Europe	829,437	8%	888,341	8%
Other	974,361	9%	1,170,446	11%
	$10,711,528	100%	$10,553,275	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority.  As of December 31, 2013 and September 30, 2013, the Company has no unrecorded liabilities for uncertain tax positions.  Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations.  As of December 31, 2013 and September 30, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company currently has no federal or state tax examinations in progress.

The effective rate of (3.12%) for the three months ended December 31, 2013 and (0.34%) for the three months ended December 31, 2012 differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2010 are still subject to examination.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were released.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2013.

General Business Overview

Bank Default

The Company incurred substantial losses from operations for the years ended September 30, 2013 and 2012 and failed to comply with the financial covenants set forth in the terms of its outstanding loan agreements for the year ended September 30, 2012 and each of the quarters during the year ended September 30, 2013. These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt.

Although the Company has returned to profitability for the three months ended December 31, 2013 and is in compliance with the financial covenants included in our senior loan agreement as of December 31, 2013, at the request of our senior lender, we have not paid interest due our subordinated lender since February 2013, which currently totals approximately $400,000.  Nonpayment of interest when due is a separate event of default.  In addition, the Company has not obtained waivers for our past quarterly covenant violations, so the Company remains in continuous default under its loan agreements.

While in default, our lenders have the ability to require immediate payment of all indebtedness under our loan agreements, to impose a default interest rate, and/or foreclose on any security interest. While the lenders have not exercised any of these rights, their ability to require immediate payment has caused all of our outstanding indebtedness to be classified as current in our consolidated financial statements.

The Company continues to be current with all principal and interest payments due to our senior lender but has not paid interest due to our subordinated lender pending resolution of our past covenant violations with our senior lender.  Management has initiated discussions with our senior lender regarding payment of interest to our subordinated lender and waivers of our past covenant defaults.  However, the Company cannot predict when or whether a resolution of this situation will be achieved.

Given the uncertainty created by the defaults under the Company’s outstanding indebtedness, the Company's independent registered public accounting firm has included a “going concern” qualification in its audit opinion for the year ended September 30, 2013.

Recent Transactions

In the first quarter of 2014, the Company sold our lead paint detection and medical instruments businesses which comprised substantially all operating assets of its Products segment for combined proceeds of $4.7 million including the assumption of certain liabilities.  We recorded a gain of approximately $1.2 million and repaid our senior lender $3.9 million from the proceeds of the two transactions.

The Company also formed Xcede, a joint venture with the Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Xcede has initiated financing efforts and has received funding from internal sources and outside investors. Although it is anticipated that the Company will continue to hold a significant equity interest in Xcede (90% as of December 31, 2013), we expect that our equity interest will decrease over time, if and to the extent Xcede is successful in raising equity financing from outside sources. This is expected to eliminate substantially all of the G&A support for the Biomedical segment, as well as enable us to recruit additional expertise to help us advance the technology.

Operations

Revenue for the first quarter of fiscal year 2014, which ended December 31, 2013, was $10.7 million, an increase of 1.5% compared with revenue of $10.6 million for the quarter ended December 31, 2012.  An increase in revenue of approximately $900,000 in the Contract Research segment was offset by decreases in the Optics, Instruments and Biomedical segments.   The majority of the revenue decrease was in the Instruments segment which declined approximately $500,000 or 39.8% primarily as a result of the sale of the lead paint and medical instruments businesses which comprised substantially all of the Instruments segment.  The Optics segment decrease of $200,000 or 3.6% reflects the timing and mix of product sales of the four business units comprising the Optics segment.  The decrease in Biomedical revenue of approximately $100,000 reflects the completion of certain funded research in fiscal 2013.

Cost of Revenue for the first quarter of 2013 was $6.3 million, an increase of 5.6% compared with $5.9 million for the quarter ended December 31, 2012 primarily as a result of the increased cost of revenue associated with the Contract Research segment revenue increase noted above.  Total operating expenses decreased $900,000 or 18.0% to $4.0 million from the three month period ended December 31, 2012 primarily as a result of the sale of the lead paint and medical products businesses in the Instruments segment which were incurring substantial development costs associated with product refreshes during the first quarter of 2013.

Income from Operations for the quarter ended December 31, 2013 was approximately $1.6 million compared with Loss from Operations of ($200,000) for the quarter ended December 31, 2012.  Included in Income of Operations in the first quarter of 2014 was a gain of approximately $1.2 million related to the sale of the businesses in the Instruments segment.  Net Income was $1.5 million or $0.10 per share for the quarter ended December 31, 2013, compared with Net Loss of ($400,000), or ($0.03) per share, for the quarter ended December 31, 2012.

We continue to invest in efforts to support growth initiatives for the commercialization of our dual mode detector within the Contract Research segment.  The dual mode detector technology began generating revenue in 2012 while still under development.  We are currently delivering limited quantities of commercial grade crystals and are working to further improve the size and quality of this product.

Commercialization of technology from our extensive research and development portfolio and strategic acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors.

Results of Operations

Results of Operations for the Three Months Ended December 31,
2013
	Contract
	Research	Optics	Instruments	Biomedical	Total
Revenue	$5,840,442	$4,098,508	$772,578	$-	$10,711,528
Gross Profit	2,529,539	1,597,259	323,730	-	4,450,528
Operating Income (Loss)	348,394	398,428	1,041,768	(174,372)	1,614,218

Depreciation and Amortization	69,547	178,108	2,003	16,667	266,325
Capital expenditures	-	130,918	-	-	130,918

Intangibles, Net	324,185	869,974	-	163,333	1,357,492
Goodwill	4,938,625	1,317,698	-	-	6,256,323
Total Assets	$10,359,612	$12,538,356	$752,431	$504,904	$24,155,303

Results of Operations for the Three Months Ended December 31,
2012
	Contract
	Research	Optics	Instruments	Biomedical	Total
Revenue	$4,910,840	$4,251,940	$1,284,038	$106,457	$10,553,275
Gross Profit	2,214,053	1,700,555	605,801	106,457	4,626,866
Operating Income (Loss)	(606)	385,676	(455,694)	(120,663)	(191,287)

Depreciation and Amortization	62,782	185,628	163,048	15,000	426,458
Capital expenditures	186,330	122,146	7,092	-	315,568

Intangibles, Net	339,886	946,525	5,016,201	224,996	6,527,608
Goodwill	4,938,625	1,310,802	4,015,072	-	10,264,499
Total Assets	$13,290,669	$10,607,828	$12,092,507	$388,671	$36,379,675

Revenue for the three months ended December 31, 2013 increased slightly to $10.7 million for the three months ended December 31, 2013 from $10.6 million for the three months ended December 31, 2012.  Revenue from our Contract Research segment increased approximately $900,000 or 18.9%. The increase in Contract Research revenues primarily reflects a return to more normal levels after a decline resulting from lower billable material and subcontractor costs during the three months ended December 31, 2012.  The research backlog for the Contracts Research segment has declined approximately $2.0 million from September 30, 2013 to $38.0 million at December 31, 2013.   The Instruments segment revenue decline is primarily a result of the sale of the lead paint and medical product businesses during the first quarter ending December 31, 2013.  The Optics segment revenue declined approximately $200,000 or 3.6% for the three months ended December 31, 2013, primarily as a result of the timing and mix of product sales.  The Biomedical segment had no revenue in the three months ended December 31, 2013.  Its revenue in the quarter ended December 31, 2012 resulted from a funded research project which was completed during fiscal 2013.

Gross Profit for the three months ended December 31, 2013 was $4.5 million, or 41.5% of sales, compared to $4.6 million or 43.8% of sales for the three months ended December 31, 2012.  Gross profit as a percent of sales decreased for the Contract Research segment to 43.3% at December 31, 2013 from 45.1% at December 31, 2012 primarily as a result of higher billable material and subcontractor costs for the three months ended December 31, 2013 compared to three months ended December 31, 2012.  Billable material and subcontractor costs have lower profit margins than direct labor costs.   Gross profit for the Optics segment decreased $100,000 to 39.0% of sales at December 31, 2013 compared to 40.0% of sales for the quarter ended December 31, 2012 primarily as a result of lower margins on the mix of products sold. The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses for the three months ended December 31, 2013 decreased to $4.0 million, or 37.6% of sales compared to $4.9 million or 46.5% of sales for the three months ended December 31, 2012. The decrease in total operating expenses is primarily a result of the sale of the lead paint and medical products businesses in the Instruments segment which were incurring substantial product development costs during the first quarter ended December 31, 2012.

Income from Operations for the three months ended December 31, 2013 was $1.6 million compared to Loss from Operations of ($200,000), an increase of $1.8 million from the prior year comparable period.  Included in Income from Operations in the first quarter of 2014 is a gain of approximately $1.2 million related to the sale of the businesses in the Instruments segment.  In addition, Contract Research segment results improved $300,000 as a result of higher revenues discussed above and the Instruments segment losses, excluding the gain on the sale discussed above, were $300,000 lower, as a result of both the completion of the product refresh for the medical products business in fiscal 2013 and the sale of substantially all the Instruments segment businesses during the first quarter of 2014 which ended December 31, 2013.

Net interest expense was increased slightly for the three months ended December 31, 2013 compared with the three months ended December 31, 2012.

Income tax expense for the three months ended December 31, 2013 consisted primarily of state tax expense offset by certain U.K. tax research credits.

Net Income for the three months ended December 31, 2013 was $1.5 million, or $0.10 in basic earnings per share, compared with Net Loss of ($400,000), or ($0.03) in basic earnings per share, for the quarter ended December 31, 2012. Included in Net Income in the first quarter of 2014 is a gain of approximately $1.2 million related to the sale of the businesses in the Instrument’s segment.

Liquidity and Capital Resources

Liquidity Overview

On December 31, 2012, the Company announced it was in default of the financial covenants set forth in the terms of its outstanding indebtedness at September 30, 2012 and continues to be in default as of the date of this report.   These covenants require the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt. Further, at the request of its senior lender, the Company stopped paying interest due monthly to its subordinated lender in February 2013 and now owes approximately $400,000 in interest to its subordinated lender.  The Company continues to be current with all principal and interest payments due on its outstanding senior indebtedness.  In addition, the Company has not obtained waivers for its past covenant defaults from either of its lenders.

These financial covenant defaults give the lenders the right to accelerate the maturity of the indebtedness outstanding, impose a default interest rate and/or foreclose on any security interest.  To date, the lenders have not taken any such actions.

As of December 31, 2013, the Company had total indebtedness outstanding of approximately $5.4 million, consisting of approximately $2.4 million of senior debt owed to Santander Bank and approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company's indebtedness is secured by substantially all the accounts and assets of the Company and is guaranteed by its subsidiaries.

The causes for the covenant violations were lower revenue and higher than expected expenses in the Company's Instruments and Contract Research segments during the fiscal quarter ended September 30, 2012 and continuing into fiscal 2013, combined with the continued investment in its Biomedical technologies and its dual mode detector technology.  As discussed above, the Company has sold substantially all of the operating assets of its Instruments segment and completed the spin-out of one of its biomedical technologies into a joint venture which is in the process of raising independent financing.  Contract Research segment revenues have also returned to expected levels.  As a result, the Company was in compliance with its financial covenants for the first quarter of fiscal 2014 although it continues to be in default due to the nonpayment of interest to its subordinated lender and its failure to obtain waivers for its covenant violations in previous quarters.

Management is in discussions with its lenders to address the financial covenant defaults described above. However, these financial covenant defaults continue through the filing of this report. The Company cannot predict when or whether a resolution of this situation will be achieved.

Liquidity Outlook

Net cash as of December 31, 2013 was $2.8 million or approximately $400,000 more than the net cash of $2.4 million at September 30, 2013.  The increase consists primarily of the cash balance associated with Xcede, the Company’s biomedical joint venture which raised approximately $400,000 in convertible note funding as discussed in Note 3.

The Company does not currently have cash available to satisfy its obligations under its indebtedness if it were to be accelerated or payment demanded.  If the Company is not able to resolve its current defaults under its outstanding indebtedness or improve its liquidity through other actions, it may not have sufficient liquidity to meet its anticipated cash needs for the next twelve months.

Cash From Operating Activities

In total, including the changes accounts receivable and accounts payable and accrued expenses, operating activities generated cash of $200,000 for the three months ended December 31, 2013.

Cash From Investing and Financing Activities

The Company generated $4.4 million in net proceeds from the sale of its lead paint and medical products businesses and used cash of approximately $100,000 for the purchase of property, plant and equipment for the three months ended December 31, 2013.  Payments of long term debt for the three months ended December 31, 2013 were $4.4 million consisting of $3.9 million in special payments associated with the sale of the two businesses identified above as well as regularly scheduled principal payments to Santander Bank, N.A., the Company’s senior lender, under the five year Term Debt and Acquisition Line of Credit.  Net cash used in financing activities was approximately $4.0 million for the three months ended December 31, 2013.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2013.  We have not adopted any accounting policies since September 30, 2013 that have or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as the notes in this Form 10-Q.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The Company tests impairment at the reporting unit level using the two-step process.  The Company’s primary reporting units tested for impairment are Radiation Monitoring Devices, which comprises our Contract Research segment and Hilger Crystals, a component of our Optics segment.

The carrying value of goodwill in our Instruments segment exceeded the new residual fair value of goodwill in the fourth quarter of 2012, and, as a result, the Company recorded a pre-tax impairment loss of $2.3 million in the quarter ended September 30, 2012.  During the second quarter of 2013, the Company performed an interim impairment test of the long lived assets and goodwill associated with its Dynasil Products reporting unit and wrote off goodwill of $4.0 million and $2.8 million of long lived assets other than goodwill for a total write-off of $6.8 million

Intangible Assets

The Company’s intangible assets consist of an acquired customer base of Optometrics, LLC, acquired customer relationships and trade names of RMD Instruments, LLC, and acquired backlog and know-how of Radiation Monitoring Devices, Inc. and purchased biomedical technologies within the Biomedical Segment.  The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.  No impairment charge was recorded during the three month periods ended December 31, 2013 and 2012.

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

During the second quarter of 2013, in connection with an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit, the Company determined that the fair value of the long-lived assets (other than goodwill) of Products was less than the carrying amount of those assets and, as a result, recorded a pre-tax impairment charge of $2.8 million plus a $4.0 million write-off of goodwill as discussed above.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. We have not yet adopted this ASU, and we are currently evaluating the effect it will have on our consolidated financial statements.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our default under the financial covenants under our loan agreement with Santander Bank and Massachusetts Capital Resource Company, Xcede obtaining financing from outside investors, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, our ability to remediate the material weaknesses in our internal control over financial reporting, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio.  These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words.  The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to resolve our current default under our outstanding indebtedness,  our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, our ability to address our material weaknesses in our internal controls, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 20, 2013, including the risk factors contained in Item 1a, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013, we identified material weaknesses in our internal control over financial reporting as of September 30, 2012.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are an integral part of disclosure controls and procedures.  These material weaknesses, which are described in detail in our 2012 and 2013 Annual Reports on Form 10-K, can be summarized as relating to: (i) inadequate and ineffective monitoring controls, (ii) inadequate and ineffective control over the periodic financial close process and (iii) inadequate and ineffective controls over cash accounts and accounts receivable function at our RMD division.

The measures that we have identified and implemented to address the material weaknesses are also discussed in detail in our 2013 Form 10-K.  The Company believes that it has taken the steps that it believes will remediate the previously identified material weaknesses.  However, certain controls designed and implemented during the 2013 fiscal year to address the material weaknesses in the period-end financial reporting process have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively.  As a result, management has determined as of December 31, 2013 that, collectively the control deficiencies that existed in the prior year still exist and aggregate to the material weaknesses described above, and, that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected.  We expect the evaluation and testing of the steps previously taken to remediate the previously identified material weaknesses will continue throughout fiscal year 2014 in order to allow management sufficient basis to conclude that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6    Exhibits

(a) Exhibits and index of Exhibits

10.01  Asset Purchase Agreement, dated December 23, 2013, by and among Dilon Technologies, Inc, RMD Instruments Corp. and Dynasil Corporation of America.

10.02 Asset Purchase Agreement by and among the Company and RMD Instruments Corp. and Protec Instrument Corporation, dated as of November 7, 2013, filed as Exhibit 10.27 to Form 10-K on December 20, 2013 and incorporated herein by reference.

31.1(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

99.1 Press release, dated February 12, 2014 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2012.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (ii) Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

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

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED:	February 12, 2014
Peter Sulick,
Interim Chief Executive Officer and Interim President

/s/ Thomas C. Leonard	DATED:	February 12, 2014
Thomas C. Leonard,
Chief Financial Officer

