Form 10-Q
period 2014-03-31
DYNASIL CORP OF AMERICA
filed 2014-05-12
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

As of May 5, 2014 there were 15,543,268 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$3,465,644	$2,436,828
Accounts receivable, net of allowances of $318,792 and $184,775 at March 31, 2014 and September 30, 2013, respectively	2,781,759	3,657,320
Costs in excess of billings and unbilled receivables	1,917,012	1,537,318
Inventories, net of reserves	2,979,550	3,140,244
Prepaid expenses and other current assets	1,387,620	1,291,942
Total current assets	12,531,585	12,063,652

Property, Plant and Equipment, net	4,670,360	4,773,779

Other Assets
Intangibles, net	1,321,561	3,484,583
Goodwill	6,272,228	6,240,983
Deferred financing costs, net	37,739	114,229
Total other assets	7,631,528	9,839,795

Total Assets	$24,833,473	$26,677,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,976,769	$9,819,048
Capital lease obligations, current	128,979	124,383
Accounts payable	2,283,275	2,056,262
Deferred revenue	193,890	515,790
Accrued expenses and other liabilities	3,482,572	2,846,850
Total current liabilities	8,065,485	15,362,333

Long-term Liabilities
Long-term debt, net of current portion	3,127,795	-
Capital lease obligations, net of current portion	163,116	232,173
Convertible notes	383,084	-
Pension liability	249,966	249,966
Deferred tax liability	179,927	186,866
Total long-term liabilities	4,103,888	669,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31,	September 30,
	2014	2013
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 16,318,753 and 16,224,402 shares issued, 15,508,593 and 15,414,242 shares outstanding at March 31, 2014 and September 30, 2013, respectively.	8,159	8,112
Additional paid in capital	17,722,381	17,476,003
Accumulated other comprehensive income	225,694	152,685
Accumulated deficit	(4,275,305)	(6,004,570)
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total Dynasil stockholders' equity	12,694,587	10,645,888
Noncontrolling interest	(30,487)	-
Total stockholders' equity	12,664,100	10,645,888

Total Liabilities and Stockholders' Equity	$24,833,473	$26,677,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue	$10,406,458	$10,484,530	$21,117,986	$21,037,805
Cost of revenue	6,047,571	5,843,017	12,308,571	11,890,038
Gross profit	4,358,887	4,641,513	8,809,415	9,147,767
Operating expenses:
Sales and marketing	312,729	486,544	709,534	966,422
Research and development	378,379	573,229	724,577	1,210,358
General and administrative	3,200,552	4,066,682	6,480,546	7,647,216
Impairment of goodwill and long-lived assets	-	6,763,072	-	6,763,072
Total operating expenses	3,891,660	11,889,527	7,914,657	16,587,068
Gain on sale of assets	-	-	(1,186,686)	-
Income (loss) from operations	467,227	(7,248,014)	2,081,444	(7,439,301)
Interest expense, net	209,330	177,159	422,107	363,916
Income (loss) before taxes	257,897	(7,425,173)	1,659,337	(7,803,217)
Income tax (credit) provision	4,602	(183,443)	(39,441)	(182,145)
Net income (loss)	253,295	(7,241,730)	1,698,778	(7,621,072)
Less: Net loss attributable to noncontrolling interest	(18,300)	-	(30,487)	-
Net income (loss) attributable to common stockholders	$271,595	$(7,241,730)	$1,729,265	$(7,621,072)

Net income (loss)	$253,295	$(7,241,730)	$1,698,778	$(7,621,072)
Other comprehensive income (loss):
Foreign currency translation	36,845	(275,360)	73,009	(245,621)
Total comprehensive income (loss)	$290,140	$(7,517,090)	$1,771,787	$(7,866,693)

Basic net income (loss) per common share	$0.02	$(0.49)	$0.11	$(0.52)
Diluted net income (loss) per common share	$0.02	$(0.49)	$0.11	$(0.52)

Weighted average shares outstanding
Basic	15,102,023	14,770,943	15,061,890	14,721,733
Diluted	15,285,232	14,770,943	15,216,915	14,721,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended March 31, 2014			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interest	Equity
Balance, September 30, 2013	16,224,402	$8,112	$17,476,003	$152,685	$(6,004,570)	810,160	$(986,342)	$-	$10,645,888
Issuance of shares of common stock under employee stock purchase plan	6,138	3	8,468	-	-	-	-	-	8,471

Stock-based compensation costs	88,213	44	237,910	-	-	-	-	-	237,954

Foreign currency translation adjustment	-	-	-	73,009	-	-	-	-	73,009

Net income (loss)	-	-	-	-	1,729,265	-	-	(30,487)	1,698,778
Balance, March 31, 2014	16,318,753	$8,159	$17,722,381	$225,694	$(4,275,305)	810,160	$(986,342)	$(30,487)	$12,664,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,698,778	$(7,621,072)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	239,225	210,128
Foreign exchange loss	14,029	(31,275)
Gain on sale of assets	(1,186,686)	(87,803)
Depreciation and amortization	534,773	870,175
Other	73,320	(148,955)
Impairment of goodwill and long-lived assets	-	6,763,072
Other changes in assets and libilities:
Accounts receivable, net	447,291	1,102,777
Inventories	(531,817)	(359,106)
Costs in excess of billings and unbilled receivables	(379,694)	(19,387)
Prepaid expenses and other assets	(99,005)	(84,600)
Accounts payable	230,348	112,126
Accrued expenses and other liabilities	883,309	(963,447)
Deferred revenue	(319,565)	38,178
Net cash provided by (used in) operating activities	1,604,306	(219,189)

Cash flows from investing activities:
Proceeds from sale of assets	4,357,219	80,252
Purchases of property, plant and equipment	(539,476)	(215,679)
Net cash provided by (used in) investing activities	3,817,743	(135,427)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,200	11,688
Net proceeds from issuance of convertible notes	383,084	-
Principal payments on capital leases	(64,461)	(21,056)
Proceeds from long-term debt	141,348	-
Payments on long-term debt	(4,855,832)	(936,873)
Net cash used in financing activities	(4,388,661)	(946,241)

Effect of exchange rates on cash and cash equivalents	(4,572)	18,878

Net increase (decrease) in cash and cash equivalents	1,028,816	(1,281,979)

Cash and cash equivalents, beginning	2,436,828	3,414,880
Cash and cash equivalents, ending	$3,465,644	$2,132,901

Supplemental disclosures of cash flow information:

Non cash activities:
Assets purchased under capital leases	$-	$386,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Ability to Continue as a Going Concern

The accompanying consolidated balance sheet as of March 31, 2014, the consolidated statements of operations and comprehensive income (loss) for the three months and six months ended March 31, 2014 and 2013, changes in stockholders’ equity for the six months ended March 31, 2014 and cash flows for the six months ended March 31, 2014 and 2013 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company incurred substantial losses from operations for the fiscal years ended September 30, 2013 and 2012 and failed to comply with the financial covenants set forth in the terms of its outstanding loan agreements for the fiscal year ended September 30, 2012 and each of the quarters during the fiscal year ended September 30, 2013. These covenants required the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt.

The Company returned to profitability for the three month period ended December 31, 2013 and regained compliance with the financial covenants described above. However Santander Bank, N.A. (“Santander”), the Company’s senior lender, continued to require that it not pay interest due monthly to our subordinated lender, Massachusetts Capital Resource Company, constituting a separate event of default. In addition, Santander advised the Company that it was unwilling to negotiate regarding waivers for our past quarterly covenant violations after we reported that it had regained compliance for the three months ended December 31, 2013.

On May 1, 2014, the Company entered into a three year revolving line of credit arrangement with a new bank for up to $4 million with the amount available for advances determined monthly based on eligible billed and unbilled accounts receivable and inventory. The line of credit is secured by substantially all the Company’s assets. Upon the closing of the loan, the Company repaid the approximately $1.8 million owed the senior lender and the $600,000 of accrued interest due the subordinated lender through April 30, 2014. The subordinated lender also issued a waiver to the Company for prior covenant violations.

As a result, the Company is no longer in default of any of its loan obligations and has reclassified the subordinated debt to a long term liability based on its terms.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2014, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Businesses Sold

In the first quarter of 2014, the Company sold its lead paint detection and medical instruments businesses which comprised substantially all operating assets of its Instruments segment.

On November 7, 2013, the Company sold its Lead Paint detector business to Protec Instrument Corporation (“Protec”), a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the Company’s lead paint detector products. The sales price totaled approximately $1.2 million, including the assumption of certain liabilities by Protec. The transaction also resulted in payment to the Company of approximately $500,000 in satisfaction of outstanding accounts receivable. Concurrently with the sale, the Company and Protec entered into a transition services agreement pursuant to which the Company will provide certain transitional services to Protec for up to five months after closing. The Company used $1.175 million of the proceeds from the sale to reduce its indebtedness to Santander Bank, N.A.

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

Note 3 – Formation of Xcede Technologies, Inc. Joint Venture

On or about October 1, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology which formerly comprised the majority of its Biomedical segment. Xcede had received a total of approximately $400,000 in funding through March 31, 2014 in the form of Convertible Notes from outside investors including certain directors of the Company. The notes accrue interest at 5%. Upon the closing of a capital stock financing, the outstanding principal amount of the notes plus all accrued but unpaid interest on the notes will be converted into shares of the same capital stock sold in the capital stock financing at a 20% discount to the price per share of that capital stock financing. Alternatively, at any time prior to a capital stock financing the note holders can convert at their option into common stock based on a $5 million valuation.

Xcede is continuing its fund raising efforts as it will require additional funding in connection with human trials expected to commence in the fourth quarter of 2014. Subsequent to March 31, 2014, Xcede has raised approximately $250,000 of additional funds.

Xcede’s common stock is 90% owned by Dynasil Biomedical and, as a result, is included in the Company’s consolidated balance sheet, results of operations and cash flows. Dynasil holds a majority of the seats on Xcede’s board of directors.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	March 31,	September 30,
	2014	2013
Raw Materials	$1,741,628	$2,132,962
Work-in-Process	975,194	703,873
Finished Goods	262,728	303,409
	$2,979,550	$3,140,244

Note 5 – Intangible Assets

Intangible assets at March 31, 2014 and September 30, 2013 consist of the following:

	Useful	Gross	Accumulated
March 31, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$888,318	$375,380	$512,938
Know How	15	512,000	196,349	315,651
Trade Names	Indefinite	344,639	-	344,639
Biomedical Technologies	5	260,000	111,667	148,333
		$2,004,957	$683,396	$1,321,561

	Useful	Gross	Accumulated
September 30, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$5,145,638	$2,645,715	$2,499,923
Know How	15	512,000	179,283	332,717
Trade Names	15 or Indefinite	547,802	75,856	471,946
Biomedical Technologies	5	300,000	120,003	179,997
		$6,505,440	$3,020,857	$3,484,583

Amortization expense for the three months ended March 31, 2014 and 2013 was $43,667 and $143,506, respectively. Amortization expense for the six months ended March 31, 2014 and 2013 was $88,555 and $324,774, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2014 (6 months)	2015	2016	2017	2018	Thereafter	Total
Acquired Customer Base	$39,976	$79,952	$79,952	$79,952	$79,952	$153,154	$512,938
Know How	17,067	34,133	34,133	34,133	34,133	162,052	315,651
Biomedical Technologies	30,000	60,000	58,333	-	-	-	148,333
	$87,043	$174,085	$172,418	$114,085	$114,085	$315,206	$976,922

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three and six months ended March 31, 2014.

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

For purposes of computing diluted earnings per share for the three and six months ended March 31, 2014 and 2013, no common stock options were included in the calculation of dilutive shares as all of the 630,532 and 710,532 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion is anti-dilutive. Additionally, for the three and six months ended March 31, 2013, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would have been anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31 is as follows:

	March 31, 2014	March 31, 2013
Weighted average shares outstanding
Basic	15,102,023	14,770,943
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	183,209	-
Dilutive Average Shares Outstanding	15,285,232	14,770,943

The computation of the weighted shares outstanding for the six months ended March 31 is as follows:

	March 31, 2014	March 31, 2013
Weighted average shares outstanding
Basic	15,061,890	14,721,733
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	155,025	-
Dilutive Average Shares Outstanding	15,216,915	14,721,733

Note 8 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of stock option activity for the six months ended March 31, 2014 and 2013 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2013	630,532	$3.33	1.06
Outstanding and exercisable at September 30, 2013	630,532	$3.33	1.06
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at March 31, 2014	630,532	$3.33	0.56
Outstanding and exercisable at March 31, 2014	630,532	$3.33	0.56

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2012	794,483	$3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	$3.34	1.75
Granted	-	-
Exercised	-	-
Cancelled	(83,951)	$3.69
Balance at March 31, 2013	710,532	$3.30	1.41
Outstanding and exercisable at March 31, 2013	710,532	$3.30	1.41

A summary of restricted stock activity for the six months ended March 31, 2014 and 2013 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2014	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2013	423,168	$0.74

Granted	-	$-
Vested	(50,000)	$1.05
Cancelled	-	$-
Nonvested at March 31, 2014	373,168	$0.70

Restricted Stock Activity for the Six Months ended March 31, 2013	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	104,000	$1.03
Vested	(53,000)	$1.21
Cancelled	(20,000)	$4.02
Nonvested at March 31, 2013	158,834	$1.31

Stock Compensation Expense for the six months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	March 31, 2014	March 31, 2013
Stock Grants	$50,627	$80,091
Restricted Stock Grants	68,351	53,076
Option Grants	-	2,454
Employee Stock Purchase Plan	601	991
Total	$119,579	$136,612

	Six Months Ended	Six Months Ended
Stock Compensation Expense	March 31, 2014	March 31, 2013
Stock Grants	$101,253	$132,552
Restricted Stock Grants	136,702	65,694
Option Grants	-	9,813
Employee Stock Purchase Plan	1,270	2,069
Total	$239,225	$210,128

At March 31, 2014 there was approximately $103,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of approximately five months.

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

The Company’s segment information for the three months ended March 31, 2014 and 2013 is summarized below:

Results of Operations for the Three Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,614,060	$4,788,669	$-	$3,729	$10,406,458
Gross Profit	2,441,719	1,919,261	(5,822)	3,729	4,358,887
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	241,938	522,112	(75,585)	(221,238)	467,227

Depreciation and Amortization	69,949	183,499	-	15,000	268,448
Capital expenditures	12,028	396,530	-	-	408,558

Intangibles, Net	315,651	857,579	-	148,331	1,321,561
Goodwill	4,938,625	1,333,603	-	-	6,272,228
Total Assets	$10,230,207	$13,815,832	$455,096	$332,338	$24,833,473

Results of Operations for the Three Months Ended March 31,
2013

	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,487,850	$3,931,766	$1,014,320	$50,594	$10,484,530
Gross Profit	2,647,870	1,481,948	461,101	50,594	4,641,513
Impairment of goodwill	-	-	6,763,072	-	6,763,072
Operating Income (Loss)	232,015	2,336	(7,270,801)	(211,564)	(7,248,014)

Depreciation and Amortization	79,637	184,696	164,384	15,000	443,717
Capital expenditures	(187,425)	87,536	-	-	(99,889)

Intangibles, Net	349,786	866,488	2,349,767	209,997	3,776,038
Goodwill	4,938,625	1,197,017	-	-	6,135,642
Total Assets	$13,332,151	$9,748,703	$4,862,956	$334,658	$28,278,468

The Company’s segment information for the six months ended March 31, 2014 and 2013 is summarized below:

Results of Operations for the Six Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$11,454,502	$8,887,177	$772,578	$3,729	$21,117,986
Gross Profit	4,971,257	3,516,521	317,908	3,729	8,809,415
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	590,332	920,544	966,178	(395,610)	2,081,444

Depreciation and Amortization	139,496	361,607	2,003	31,667	534,773
Capital expenditures	12,028	527,448	-	-	539,476

Intangibles, Net	315,651	857,579	-	148,331	1,321,561
Goodwill	4,938,625	1,333,603	-	-	6,272,228
Total Assets	$10,230,207	$13,815,832	$455,096	$332,338	$24,833,473

Results of Operations for the Six Months Ended March 31,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$10,398,690	$8,183,706	$2,298,358	$157,051	$21,037,805
Gross Profit	4,861,923	3,061,891	1,066,902	157,051	9,147,767
Impairment of goodwill	-	-	6,763,072	-	6,763,072
Operating Income (Loss)	231,409	388,012	(7,726,495)	(332,227)	(7,439,301)

Depreciation and Amortization	142,419	370,324	327,432	30,000	870,175
Capital expenditures	(1,095)	209,682	7,092	-	215,679

Intangibles, Net	349,786	866,488	2,349,767	209,997	3,776,038
Goodwill	4,938,625	1,197,017	-	-	6,135,642
Total Assets	$13,332,151	$9,748,703	$4,862,956	$334,658	$28,278,468

Customer Financial Information

For the three and six months ended March 31, 2014 and 2013, the top three customers for the Contract Research segment were various agencies of the U.S. Government. For the three months ended March 31, 2014 and 2013, these customers made up 69% and 64%, respectively, of Contract Research revenue. For the six months ended March 31, 2014 and 2013, these customers made up 67% and 63%, respectively, of Contract Research revenue.

For the three and six months ended March 31, 2014 and 2013, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue.

For the three months ended March 31, 2014, there was no revenue in the Instruments segment. For the three months ended March 31, 2013, the top three customers for the Instruments segment made up 30% of Instruments revenue. For the six months ended March 31, 2014 and 2013, the top three customers for the Instruments segment made up 24% and 32%, respectively, of Instruments revenue.

For the both three and six months ended March 31, 2014 and 2013, the Biomedical segment had one customer whose revenue represented 100% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,621,552	83%	$8,572,033	82%
Europe	844,963	8%	847,662	8%
Other	939,943	9%	1,064,835	10%
	$10,406,458	100%	$10,484,530	100%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2014 and 2013 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2014		March 31, 2013
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$17,529,282	83%	$17,066,521	81%
Europe	1,674,400	8%	1,736,003	8%
Other	1,914,304	9%	2,235,281	11%
	$21,117,986	100%	$21,037,805	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of March 31, 2014 and September 30, 2013, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of March 31, 2014 and September 30, 2013, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were 1.8% and (2.4%) for the three and six months ended March 31, 2014, respectively, and 2.5% and 2.3% for the three and six months ended March 31, 2013, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2010 are still subject to examination.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were released.

On May 1, 2014, the Company entered into an agreement with Middlesex Savings Bank to establish a revolving line of credit of up to $4 million, subject to availability restrictions described below. Upon the closing of the loan, the Company repaid in full the approximately $1.8 million owed Santander Bank and the $600,000 of accrued interest due, as of April 30, 2014, to Massachusetts Capital Resource Company, its subordinated lender. As a result, as of May 1, 2014, the Company has total indebtedness outstanding consisting of $2.4 million newly drawn senior debt owed to Middlesex Savings Bank and approximately $3.0 million of existing subordinated debt owed to Massachusetts Capital Resource Company due July 2017.

The Bank Loan Agreement provides that the revolving line of credit expires May 2017 and is secured by substantially all the Company's assets. Borrowing availability under the revolving line of credit is determined monthly based on eligible billed and unbilled accounts receivable and inventory. The Company is required to maintain compliance with a debt to service coverage ratio. The interest rate on the loan is equal to the Prime Rate, but in no event less than 3.25%.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2013.

General Business Overview

Bank Financing

The Company incurred substantial losses from operations for the years ended September 30, 2013 and 2012 and failed to comply with the financial covenants set forth in the terms of its outstanding loan agreements for the year ended September 30, 2012 and each of the quarters during the year ended September 30, 2013. These covenants required the Company to maintain specified ratios of earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges and to total/senior debt.

The Company returned to profitability for the three month period ended December 31, 2013 and regained compliance with the financial covenants referred to above. However our senior lender, continued to request that we not pay interest due monthly to our subordinated lender. The senior lender originally requested we not pay interest beginning in February 2013, and the total amount accrued but unpaid was approximately $500,000 at March 31, 2014. Nonpayment of interest when due is a separate event of default. In addition, the senior lender advised us that it was unwilling to negotiate with the Company regarding waivers for our past quarterly covenant violations after we reported that we had regained compliance for the three months ended December 31, 2013.

On May 1, 2014, the Company entered into a three year revolving line of credit arrangement with a new bank. The line of credit is secured by substantially all the Company’s assets and the amount available for advances is determined monthly based on eligible billed and unbilled accounts receivable and inventory. Upon the closing of the loan, the Company repaid approximately the $1.8 million owed the senior lender and the $600,000 of accrued interest at April 30, 2014 due the subordinated lender. The subordinated lender issued a waiver for our prior covenant violations.

As a result, the Company is no longer in default of any of its loan obligations and has reclassified the subordinated debt to a long term liability based on its terms.

Operations

Revenue for the second quarter of fiscal year 2014, which ended March 31, 2014, was $10.4 million, a decrease of $100,000 or 1.0% compared with revenue of $10.5 million for the quarter ended March 31, 2013. The decrease was primarily a result of a $1.0 million decrease in revenues related to the Instruments segment offset by a $900,000 increase in revenues in the Optics segment. The lead paint and medical instruments businesses which comprised substantially all of the Instruments segment were sold in first quarter ended December 31, 2013. The Optics segment increase of $900,000 or 21.8% reflects increases in sales in each of the four business units comprising the Optics segment, including a $350,000 nonrefundable payment received by one of the businesses in connection with previous engineering and design efforts associated with a new customer contract.

Cost of Revenue for the second quarter of 2014 was $6.0 million, an increase of 3.5% compared with $5.8 million for the quarter ended March 31, 2013 primarily as a result of the increased cost of revenue associated with the Contract Research segment as a result of a change in the mix of subcontractor costs to direct labor costs, the latter of which have higher profit margins. Total operating expenses decreased $8.0 million or 67.3% to $3.9 million compared to the three month period ended March 31, 2013 primarily because the Company recorded a $6.8 million impairment charge in the second quarter ended March 31, 2013 to write-down the goodwill and long-lived assets of the Company’s Instruments asset group. Additionally, the lead paint and medical products businesses in the Instruments segment, which were sold in the first quarter of fiscal year 2014, were incurring substantial development costs associated with product refreshes during the second quarter of 2013.

Income from Operations for the quarter ended March 31, 2014 was approximately $500,000 compared with Loss from Operations of ($7.2 million) for the quarter ended March 31, 2013. Net Income was $300,000 or $0.02 per share for the quarter ended March 31, 2014, compared with Net Loss of ($7.2 million), or ($0.49) per share, for the quarter ended March 31, 2013.

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

Commercialization of technology from our research and development activities and strategic acquisitions are drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors.

Results of Operations

Results of Operations for the Three Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,614,060	$4,788,669	$-	$3,729	$10,406,458
Gross Profit	2,441,719	1,919,261	(5,822)	3,729	4,358,887
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	241,938	522,112	(75,585)	(221,238)	467,227

Depreciation and Amortization	69,949	183,499	-	15,000	268,448
Capital expenditures	12,028	396,530	-	-	408,558

Intangibles, Net	315,651	857,579	-	148,331	1,321,561
Goodwill	4,938,625	1,333,603	-	-	6,272,228
Total Assets	$10,230,207	$13,815,832	$455,096	$332,338	$24,833,473

Results of Operations for the Three Months Ended March 31,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,487,850	$3,931,766	$1,014,320	$50,594	$10,484,530
Gross Profit	2,647,870	1,481,948	461,101	50,594	4,641,513
Impairment of goodwill	-	-	6,763,072	-	6,763,072
Operating Income (Loss)	232,015	2,336	(7,270,801)	(211,564)	(7,248,014)

Depreciation and Amortization	79,637	184,696	164,384	15,000	443,717
Capital expenditures	(187,425)	87,536	-	-	(99,889)

Intangibles, Net	349,786	866,488	2,349,767	209,997	3,776,038
Goodwill	4,938,625	1,197,017	-	-	6,135,642
Total Assets	$13,332,151	$9,748,703	$4,862,956	$334,658	$28,278,468

Total revenue for the three months ended March 31, 2014 decreased slightly to $10.4 million for the three months ended March 31, 2014 from $10.5 million for the three months ended March 31, 2013 as increases in our Optics segment revenues substantially offset the decline in Instruments segment revenue as a result of the sales of the lead paint and medical products businesses that comprised substantially all of the Instruments segment.

Revenue from our Contract Research segment increased approximately $100,000 or 2.3%. Contract Research revenues have remained relatively steady over the most recent four quarters. The research backlog for the Contracts Research segment has declined approximately $5.0 million from September 30, 2013 to $33.0 million at March 31, 2014. In addition to normal business activity, the decrease in backlog in the second quarter ended March 31, 2014 includes removal of a $750,000 contract in which the Company’s RMD subsidiary was a subcontractor. While the Company has not been significantly affected by cuts in government spending to date, the Company continues to closely monitor Federal government R&D spending levels.

The Optics segment revenue increased approximately $900,000 or 21.8% for the three months ended March 31, 2014, as a result of increased volume of sales in each of the four businesses included in the Optics segment. The Instruments segment revenue decline is primarily a result of the sale of the lead paint and medical product businesses in the first quarter ending December 31, 2013.

Gross profit for the three months ended March 31, 2014 was $4.4 million, or 41.9% of sales, compared to $4.6 million or 44.3% of sales for the three months ended March 31, 2013. Gross profit as a percent of sales decreased for the Contract Research segment to 43.5% at March 31, 2014 from 48.2% at March 31, 2013 primarily as a result of higher billable material and subcontractor costs for the three months ended March 31, 2014 compared to three months ended March 31, 2013. Billable material and subcontractor costs have lower profit margins than direct labor costs.

Gross profit for the Optics segment increased $400,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The gross profit margin increased to 40.1% of sales at March 31, 2014 compared to 37.7% of sales for the quarter ended March 31, 2013, primarily as a result of a $350,000 nonrefundable payment received in connection with previous engineering and design efforts associated with a customer contract. The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses for the three months ended March 31, 2014 decreased to $3.9 million, or 37.4% of sales, compared to $11.9 million for the three months ended March 31, 2013, which period included an impairment charge of $6.8 million associated with an interim impairment evaluation performed on the Company’s Products business unit in the Instruments segment. The remaining decrease in total operating expenses is primarily a result of the sale of the lead paint and medical products businesses in the Instruments segment which were incurring substantial product development costs during the first quarter ended March 31, 2013 and a higher level of legal and consulting costs incurred in 2013 as a result of the financial difficulties the Company was experiencing.

Income from Operations for the three months ended March 31, 2014 was $500,000 compared to loss from operations of ($7.2 million) for the three months ended March 31, 2013. This change is largely a result of the $6.8 million impairment charge recorded in the three months ended March 31, 2013. The Company expects to maintain its operating expenses at the current levels.

Net interest expense was increased slightly for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 primarily reflecting the accrual of default interest on the MCRC loan.

Income tax expense for the three months ended March 31, 2014 consisted primarily of state tax expense offset by certain U.K. tax research credits.

Net Income for the three months ended March 31, 2014 was $300,000, or $0.02 in basic earnings per share, compared with Net Loss of ($7.2 million), or ($0.49) in basic earnings per share, for the quarter ended March 31, 2013.

Results of Operations – Year to Date

Results of Operations for the Six Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$11,454,502	$8,887,177	$772,578	$3,729	$21,117,986
Gross Profit	4,971,257	3,516,521	317,908	3,729	8,809,415
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	590,332	920,544	966,178	(395,610)	2,081,444

Depreciation and Amortization	139,496	361,607	2,003	31,667	534,773
Capital expenditures	12,028	527,448	-	-	539,476

Intangibles, Net	315,651	857,579	-	148,331	1,321,561
Goodwill	4,938,625	1,333,603	-	-	6,272,228
Total Assets	$10,230,207	$13,815,832	$455,096	$332,338	$24,833,473

Results of Operations for the Six Months Ended March 31,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$10,398,690	$8,183,706	$2,298,358	$157,051	$21,037,805
Gross Profit	4,861,923	3,061,891	1,066,902	157,051	9,147,767
Impairment of goodwill	-	-	6,763,072	-	6,763,072
Operating Income (Loss)	231,409	388,012	(7,726,495)	(332,227)	(7,439,301)

Depreciation and Amortization	142,419	370,324	327,432	30,000	870,175
Capital expenditures	(1,095)	209,682	7,092	-	215,679

Intangibles, Net	349,786	866,488	2,349,767	209,997	3,776,038
Goodwill	4,938,625	1,197,017	-	-	6,135,642
Total Assets	$13,332,151	$9,748,703	$4,862,956	$334,658	$28,278,468

Revenue for the six months ended March 31, 2014 was flat at $21.1 million compared to $21.0 million for the six months ended March 31, 2013.

Revenue from our Contract Research segment increased $1.1 million or 10.2% for the six months ended March 31, 2014 compared to the same period in 2013. The Contract Research segment revenue reflects a return to more normal levels after a decline resulting from lower billable material and subcontractor costs primarily in the three months ended December 31, 2012.

The Optics segment revenue increased $700,000 or 8.6% for the six months ended March 31, 2014, primarily as a result of the $350,000 nonrefundable payment discussed previously and volume increases at the four businesses included in the Optics segment.

Revenue from our Instruments segment decreased $1.5 million or 66.4% for the six months ended March 31, 2014 compared to the same period in 2013. The Instruments segment revenue decline is primarily a result of the sale of the lead paint and medical product businesses in the first quarter ending December 31, 2013.

Gross profit for the six months ended March 31, 2014 was $8.8 million, or 41.7% of sales, compared to $9.1 million or 43.5% of sales for the six months ended March 31, 2013.

Gross profit as a percent of sales decreased for the Contract Research segment to 43.4% at March 31, 2014 from 46.8% at March 31, 2013 primarily as a result of a change in the mix of costs to material, subcontractor and indirect from direct labor which results in lower gross profit margins (although the total contract profitability is unchanged).

Gross profit for the Optics segment increased approximately $500,000 to $3.5 million for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 primarily as a result of higher product revenues and the $350,000 nonrefundable payment described above.

Gross profit for the Instruments segment decreased $800,000 to $300,000 for the six months ended March 31, 2014 from $1.1 million for the six months ended March 31, 2013 primarily a result of the sale of the lead paint and medical product businesses in the first quarter ending December 31, 2013.

The Biomedical segment gross profit equals its revenue because the cost of the funded research is included in research and development expense.

Total operating expenses for the six months ended March 31, 2014 were $7.9 million compared to $16.6 million for the six months ended March 31, 2013. Operating expenses for the six months ended March 31, 2013 included a non-cash impairment charge of $6.8 million. Excluding that charge, operating expenses decreased $2.2 million primarily as a result of the elimination of operating expenses associated with the Instruments segment which was sold in the first quarter ending December 31, 2013 as well as a lower level of legal and consulting costs incurred in 2014.

Income from operations for the six months ended March 31, 2014 was $2.1 million compared to a loss from operations of ($7.4 million) for the prior year comparable period. Excluding the impact of the impairment charge, the loss from operations for the six months ended March 31, 2013 would have been ($700,000). The increase in income of $2.7 million is primarily associated with the $1.2 million gain on the sale of the businesses in the Instruments segment and a $700,000 reduction in losses from operations of the Instruments segment which was sold in the first quarter ended December 31, 2013. The Contract Research and Optics segments had improvements in income from operations for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 of $400,000 and $500,000, respectively.

Net interest expense for the six months ended March 31, 2014 and 2013 was essentially unchanged at $400,000 reflecting a lower interest expense associated with a $6 million reduction in outstanding senior bank debt offset by the accrual of default rate interest on the debt due to our subordinated lender.

Income tax expense for the three months ended March 31, 2014 consisted primarily of state tax expense offset by certain U.K. tax research credits.

Net income for the six months ended March 31, 2014 was $1.7 million or $0.11 per share, compared with a net loss of ($7.6 million), or ($0.52) per share for the six months ended March 31, 2013.

Use of Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles (GAAP), this MD&A also contains non-GAAP financial measures. Specifically, Dynasil has discussed Operating Expenses and Income (Loss) from Operations, in each case excluding the effect of the $6.8 million impairment charge recorded in the second quarter of 2013 to write down the goodwill and long-lived intangible assets of the Company’s Instruments segment. The Company believes that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of the Company’s core operating results and enhance comparing such performance with prior periods. The non-GAAP financial measures included in this MD&A are not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP.

Liquidity and Capital Resources

New Senior Loan Agreement

On May 1, 2014, Dynasil entered into a loan and security agreement (the “Bank Loan Agreement”) and line of credit note (the “Note”) with Middlesex Savings Bank ("Middlesex") pursuant to which Middlesex agreed to provide up to $4 million, subject to the availability restrictions described below, under a revolving line of credit loan to Dynasil for general corporate purposes. The Bank Loan Agreement provides that the loan expires on May 1, 2017, at which time all outstanding principal and unpaid interest shall become due and payable. The Bank Loan Agreement and the Note are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) a sixty-five percent (65%) of the Dynasil’s equity interests in its UK subsidiary, Hilger Crystals, Ltd. Under the note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory. The interest rate under the Note is equal the Prime Rate, but in no event less than 3.25%.

Upon the closing of the Bank Loan Agreement on May 1, 2014, Dynasil repaid in full the approximately $1.8 million of principal and accrued interest and fees owed to Santander Bank under the Company’s existing Loan and Security Agreement dated as of July 7, 2010, as amended (the “Santander Loan Agreement”), by and between the Company and Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.). In addition, Dynasil used the proceeds from the Bank Loan Agreement to repay $600,000 of accrued interest due to Massachusetts Capital Resource Company. As a result, as of May 1, 2014, the Company has total indebtedness outstanding consisting of $2.4 million newly drawn senior debt owed to Middlesex Savings Bank and approximately $3.0 million of existing subordinated debt owed to Massachusetts Capital Resource Company due July 2017.

The Bank Loan Agreement contains customary representations, warranties and covenants. The Bank Loan Agreement limits Dynasil and its subsidiaries' ability to, among other things: be a party to a merger, incur additional indebtedness, incur liens and make investments, without the prior written consent of the Bank. So long as Dynasil will, after payment, be in compliance with the financial covenant referenced below, the Bank Loan Agreement permits Dynasil to pay dividends and make other distributions. In other circumstances, Dynasil may pay dividends and make other distributions with the prior written consent of the Bank.

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires, at the close of each fiscal quarter, Dynasil to maintain a Debt Service Coverage ratio, as defined, of at least 1.20 to 1.00 on a trailing four quarter basis.

The Bank Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy, change of management, as defined and the occurrence of a material adverse change, as defined. Upon an event of default, the amounts outstanding under the Bank Loan Agreement may be declared by the Bank to be immediately due and payable and the Bank’s agreement to make advances under the Note may be terminated.

Liquidity Outlook

Net cash as of March 31, 2014 was $3.5 million or approximately $1.1 million more than the net cash of $2.4 million at September 30, 2013. In connection with the refinancing completed on May 1, 2014, the Company used approximately $1.8 million to repay its senior lender in full and to pay $600,000 of interest due its subordinated lender as of April 30, 2014. Based on the collateral calculation as of March 31, 2014, the Company had $2.8 million of availability under the line of credit.

Cash From Operating Activities

 In total, including the changes in accounts receivable and accounts payable and accrued expenses, operating activities generated cash of $1.6 million for the six months ended March 31, 2014.

Cash From Investing and Financing Activities

The Company generated $4.4 million in net proceeds from the sale of its lead paint and medical products businesses and used cash of approximately $500,000 for the purchase of property, plant and equipment for the six months ended March 31, 2014.

Payments of long term debt for the six months ended March 31, 2014 were $4.9 million consisting of $3.9 million in special payments associated with the sale of the two businesses identified above as well as regularly scheduled principal payments to Santander Bank, N.A., the Company’s senior lender. The Company’s Xcede subsidiary raised $400,000 through the issuance of convertible notes through March 31, 2014. Net cash used in financing activities was approximately $4.4 million for the six months ended March 31, 2014.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company’s primary reporting units tested for impairment are Radiation Monitoring Devices, which comprises our Contract Research segment, and Hilger Crystals, a component of our Optics segment.

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

The Company’s intangible assets consist of an acquired customer relationships and trade names of Optometrics Corp. and Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased biomedical technologies within the Biomedical Segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.

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

No impairment charge was recorded during the three or six month periods ended March 31, 2014. During the three months ended March 31, 2013, in connection with an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit, the Company determined that the fair value of the long-lived assets (other than goodwill) of Products was less than the carrying amount of those assets and, as a result, recorded a pre-tax impairment charge of $2.8 million plus a $4.0 million write-off of goodwill as discussed above.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, Xcede obtaining financing from outside investors, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, our ability to remediate the material weaknesses in our internal control over financial reporting, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to comply with the financial covenants under our outstanding indebtedness, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, our ability to address our material weaknesses in our internal controls, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 20, 2013, including the risk factors contained in Item 1a, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

The measures that we have identified and implemented to address the material weaknesses are also discussed in detail in our 2013 Form 10-K. The Company believes that it has taken the steps that will remediate the previously identified material weaknesses. However, certain controls designed and implemented during the 2013 fiscal year to address the material weaknesses in the period-end financial reporting process have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively. As a result, management has determined as of March 31, 2014 that, collectively the control deficiencies that existed in the prior year still exist and aggregate to the material weaknesses described above, and, that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected. We expect the evaluation and testing of the steps previously taken to remediate the previously identified material weaknesses will continue throughout fiscal year 2014 in order to allow management sufficient basis to conclude that the controls are operating effectively.

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

Risks Related to our Business

Our new loan agreement imposes restrictions on our ability to take certain corporate actions and raise additional capital, imposes a financial covenant regarding debt service coverage and includes a material adverse change (“MAC”) clause.

The Bank Loan Agreement with Middlesex Savings Bank limits Dynasil’s and its subsidiaries' ability to, among other things: be a party to a merger, incur additional indebtedness, pay dividends or make other distributions, incur liens and make investments, without the prior written consent of Middlesex Savings Bank. The Bank Loan Agreement requires, at the close of each fiscal quarter, that Dynasil maintain a Debt Service Coverage ratio, as defined, of at least 1.20 to 1.00 on a trailing four quarter basis.

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

The Bank Loan Agreement also includes a MAC clause which permits Middlesex to call the loan if any event, fact, circumstance, change in, or effect on the Company could reasonably be expected to be materially adverse to the business.

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

99.1 Press release, dated May 12, 2014 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2014.

101** The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

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

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: May 12, 2014
Peter Sulick,
Interim Chief Executive Officer and Interim President

	/s/ Thomas C. Leonard	DATED: May 12, 2014
Thomas C. Leonard,
Chief Financial Officer

