Form 10-Q
period 2014-06-30
DYNASIL CORP OF AMERICA
filed 2014-08-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2014 there were 16,327,896 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$3,085,154	$2,436,828
Accounts receivable, net of allowances of $284,743 and $184,775 at June 30, 2014 and September 30, 2013, respectively	3,282,400	3,657,320
Costs in excess of billings and unbilled receivables	1,468,741	1,537,318
Inventories, net of reserves	2,941,358	3,140,244
Prepaid expenses and other current assets	1,393,411	1,291,942
Total current assets	12,171,064	12,063,652

Property, Plant and Equipment, net	6,592,839	4,773,779

Other Assets
Intangibles, net	1,333,513	3,484,583
Goodwill	6,332,396	6,240,983
Deferred financing costs, net	41,804	114,229
Total other assets	7,707,713	9,839,795

Total Assets	$26,471,616	$26,677,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$2,437,742	$9,819,048
Capital lease obligations, current	128,979	124,383
Accounts payable	2,230,015	2,056,262
Deferred revenue	127,445	515,790
Accrued expenses and other liabilities	2,652,362	2,846,850
Total current liabilities	7,576,543	15,362,333

Long-term Liabilities
Long-term debt, net of current portion	3,254,443	-
Capital lease obligations, net of current portion	131,269	232,173
Convertible notes	810,413	-
Pension liability	249,966	249,966
Deferred tax liability	179,369	186,866
Total long-term liabilities	4,625,460	669,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	June 30,	September 30,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,104,204 and 16,224,402 shares issued, 16,294,044 and 15,414,242 shares outstanding at June 30, 2014 and September 30, 2013, respectively.	8,552	8,112
Additional paid in capital	19,127,446	17,476,003
Accumulated other comprehensive income	367,642	152,685
Accumulated deficit	(4,201,139)	(6,004,570)
Less 810,160 shares of treasury stock - at cost	(986,342)	(986,342)
Total Dynasil stockholders' equity	14,316,159	10,645,888
Noncontrolling interest	(46,546)	-
Total stockholders' equity	14,269,613	10,645,888

Total Liabilities and Stockholders' Equity	$26,471,616	$26,677,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$10,640,527	$11,322,342	$31,758,512	$32,360,147
Cost of revenue	6,732,880	6,622,392	19,041,451	18,512,430
Gross profit	3,907,647	4,699,950	12,717,061	13,847,717
Operating expenses:
Sales and marketing	337,033	418,318	1,046,567	1,384,739
Research and development	300,296	499,732	1,024,873	1,710,090
General and administrative	3,144,132	3,997,407	9,624,678	11,644,624
Impairment of goodwill and long-lived assets	-	-	-	6,763,072
Total operating expenses	3,781,461	4,915,457	11,696,118	21,502,525
Gain on sale of assets	30,000	-	1,216,686	-
Income (loss) from operations	156,186	(215,507)	2,237,629	(7,654,808)
Interest expense, net	145,797	181,773	567,904	545,690
Income (loss) before taxes	10,389	(397,280)	1,669,725	(8,200,498)
Income tax (credit) provision	(47,719)	(30,920)	(87,160)	(213,065)
Net income (loss)	58,108	(366,360)	1,756,885	(7,987,433)
Less: Net loss attributable to noncontrolling interest	(16,059)	-	(46,546)	-
Net income (loss) attributable to common stockholders	$74,167	$(366,360)	$1,803,431	$(7,987,433)

Net income (loss)	$58,108	$(366,360)	$1,756,885	$(7,987,433)
Other comprehensive income (loss):
Foreign currency translation	141,948	(45)	214,957	(245,666)
Total comprehensive income (loss)	$200,056	$(366,405)	$1,971,842	$(8,233,099)

Basic net income (loss) per common share	$0.00	$(0.02)	$0.12	$(0.54)
Diluted net income (loss) per common share	$0.00	$(0.02)	$0.12	$(0.54)

Weighted average shares outstanding
Basic	15,280,607	14,859,899	15,134,377	14,767,401
Diluted	15,299,422	14,859,899	15,145,639	14,767,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended June 30, 2014			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interest	Equity
Balance, September 30, 2013	16,224,402	$8,112	$17,476,003	$152,685	$(6,004,570)	810,160	$(986,342)	$-	$10,645,888

Issuance of shares of common stock under employee stock purchase plan	8,373	4	10,540	-	-	-	-	-	10,544

Stock-based compensation costs	171,429	86	402,253	-	-	-	-	-	402,339

Issuance of shares for acquisition	700,000	350	1,238,650	-	-	-	-	-	1,239,000

Foreign currency translation adjustment	-	-	-	214,957	-	-	-	-	214,957

Net income (loss)	-	-	-	-	1,803,431	-	-	(46,546)	1,756,885
Balance, June 30, 2014	17,104,204	$8,552	$19,127,446	$367,642	$(4,201,139)	810,160	$(986,342)	$(46,546)	$14,269,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,756,885	($7,987,433)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	402,339	300,642
Foreign exchange loss (gain)	29,732	(33,526)
Gain on sale of assets	(1,216,686)	(87,803)
Depreciation and amortization	809,303	1,329,401
Other	80,787	(104,739)
Impairment of goodwill and long-lived assets	-	6,763,072
Other changes in assets and libilities:
Accounts receivable, net	(70,197)	1,496,979
Inventories	(491,722)	(49,887)
Costs in excess of billings and unbilled receivables	68,577	177,391
Prepaid expenses and other assets	(110,767)	(27,769)
Accounts payable	185,311	206,012
Accrued expenses and other liabilities	64,672	(705,372)
Deferred revenue	(382,184)	(160,058)
Net cash from operating activities	1,126,050	1,116,910

Cash flows from investing activities:
Acquisitions	(500,000)	-
Proceeds from sale of assets	4,357,219	80,252
Purchases of property, plant and equipment	(879,303)	(422,577)
Net cash from investing activities	2,977,916	(342,325)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,544	16,498
Net proceeds from issuance of convertible notes	810,413	-
Principal payments on capital leases	(96,308)	(49,797)
Proceeds from short and long-term debt	2,707,261	-
Payments on long-term debt	(6,841,018)	(1,401,158)
Net cash from financing activities	(3,409,108)	(1,434,457)

Effect of exchange rates on cash and cash equivalents	(46,532)	23,357

Net change in cash and cash equivalents	648,326	(636,515)

Cash and cash equivalents, beginning	2,436,828	3,414,880
Cash and cash equivalents, ending	$3,085,154	$2,778,365

Supplemental disclosures of cash flow information:

Non cash activities:
Assets acquired	$1,739,000	$-
Less: common shares issued in acquisition as consideration	1,239,000	-
Cash paid in acquisition	$500,000	$-

Assets purchased under capital leases	$-	$432,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation and Ability to Continue as a Going Concern

The accompanying consolidated balance sheet as of June 30, 2014, the consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended June 30, 2014 and 2013, changes in stockholders’ equity for the nine months ended June 30, 2014 and cash flows for the nine months ended June 30, 2014 and 2013 of Dynasil Corporation of America and subsidiaries (“Dynasil” or the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficit. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company returned to profitability for the three month period ended December 31, 2013 and regained compliance with the financial covenants described above. However Santander Bank, N.A. (“Santander”), the Company’s former senior lender, continued to require that it not pay interest due monthly to its subordinated lender, Massachusetts Capital Resource Company (“MCRC”), constituting a separate event of default. In addition, Santander advised the Company that it was unwilling to negotiate regarding waivers for its past covenant violations.

On May 1, 2014, the Company entered into a three year revolving line of credit arrangement with Middlesex Savings Bank (“Middlesex”) for up to $4.0 million with the amount available for advances determined monthly based on eligible billed and unbilled accounts receivable and inventory. The line of credit is secured by substantially all the Company’s assets. Upon the closing of the loan, the Company repaid the approximately $1.8 million owed the senior lender and the $600,000 of accrued interest due the subordinated lender through April 30, 2014. The subordinated lender issued a waiver to the Company for prior covenant violations. As a result, the Company is no longer in default of any of its loan obligations and has reclassified the subordinated debt to a long term liability based on its terms.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2014, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Formation of Xcede Technologies, Inc. Joint Venture

On or about October 1, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology which formerly comprised the majority of its Biomedical segment. Xcede had received a total of approximately $800,000 in funding as of June 30, 2014 in the form of Convertible Notes from individual investors including certain directors of the Company. The notes accrue interest at 5%. Upon the closing of a capital stock financing by Xcede, the outstanding principal amount of the notes plus all accrued but unpaid interest on the notes will be converted into shares of the same capital stock sold in the capital stock financing at a 20% discount to the price per share of that capital stock financing. Alternatively, at any time prior to a capital stock financing the note holders can convert at their option into common stock of Xcede based on a $5.0 million valuation.

Xcede is continuing its fund raising efforts as it will require additional funding in connection with human trials expected to commence in the Fall of 2014.

Xcede’s common stock is 90% owned by Dynasil Biomedical. Xcede is a subsidiary of Dynasil Biomedical and Dynasil, and is, therefore, included in the Company’s consolidated balance sheet, results of operations and cash flows. Dynasil holds a majority of the seats on Xcede’s board of directors.

Note 3 – Acquisitions and Divestitures

On June 26, 2014, Dynasil and its wholly owned subsidiary Evaporated Metal Films Corp., a New York corporation (“EMF”) completed the acquisition of substantially all of the assets of DichroTec Thin Films, LLC (“DichroTec”), a New York limited liability company and manufacturer of optical thin film coatings.

Pursuant to the Asset Purchase Agreement (the “APA”) by and among Dynasil, EMF, DichroTec and Syncrolite, LLC, a Texas limited liability company and the owner of DichroTec, EMF acquired substantially all of the assets of DichroTec for approximately $500,000 in cash and 700,000 shares of Dynasil Common Stock for a total purchase price of approximately $1.7 million. The APA contains customary representations, warranties, covenants and indemnification provisions for these types of transactions. The Company has not completed the allocation of the purchase price to the assets purchased which consist primarily of machinery and equipment, inventory and customer lists, in this filing it is all included in machinery and equipment. DichroTec reported unaudited revenue of approximately $1.9 million for the twelve months ended December 31, 2013.

On November 7, 2013, the Company sold its Lead Paint detector business to Protec Instrument Corporation (“Protec”), a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the Company’s lead paint detector products. The sales price totaled approximately $1.2 million, including the assumption of certain liabilities by Protec. The transaction also resulted in payment to the Company of approximately $500,000 in satisfaction of outstanding accounts receivable. The Company used $1.2 million of the proceeds from the sale to reduce its bank indebtedness.

On December 23, 2013, the Company sold its Gamma Medical Probe business to Dilon Technologies, Inc., a Delaware corporation (“Dilon”), for $3.5 million, the assumption of certain liabilities of the Company, and a possible contingent payment. The Agreement also provided for $250,000 of the proceeds to be deposited in escrow for a year, which amount is included in accounts receivable in the Consolidated Balance Sheet. The Agreement contains customary representations, warranties, covenants and indemnification provisions. The Company used $2.8 million of the proceeds from the sale to reduce its bank indebtedness.

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

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	June 30	September 30,
	2014	2013
Raw Materials	$1,610,235	$2,132,962
Work-in-Process	942,894	703,873
Finished Goods	388,229	303,409
	$2,941,358	$3,140,244

Note 5 – Intangible Assets

Intangible assets at June 30, 2014 and September 30, 2013 consist of the following:

	Useful	Gross	Accumulated
June 30, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$915,718	$406,358	$509,360
Know How	15	539,405	204,882	334,523
Trade Names	Indefinite	356,297	-	356,297
Biomedical Technologies	5	260,000	126,667	133,333
		$2,071,420	$737,907	$1,333,513

	Useful	Gross	Accumulated
September 30, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$5,145,638	$2,645,715	$2,499,923
Know How	15	512,000	179,283	332,717
Trade Names	15 or Indefinite	547,802	75,856	471,946
Biomedical Technologies	5	300,000	120,003	179,997
		$6,505,440	$3,020,857	$3,484,583

Amortization expense for the three months ended June 30, 2014 and 2013 was $44,130 and $170,304, respectively. Amortization expense for the nine months ended June 30, 2014 and 2013 was $132,686 and $495,079, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2014 (3 months)	2015	2016	2017	2018	Thereafter	Total
Acquired Customer Base	$19,988	$79,952	$79,952	$79,952	$79,952	$169,564	$509,360
Know How	8,534	34,133	34,133	34,133	34,133	189,457	334,523
Biomedical Technologies	15,000	60,000	58,333	-	-	-	133,333
	$43,522	$174,085	$172,418	$114,085	$114,085	$359,021	$977,216

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three and nine months ended June 30, 2014.

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

For purposes of computing diluted earnings per share for the three and nine months ended June 30, 2014 and 2013, no common stock options were included in the calculation of dilutive shares as all of the 630,532 common stock options outstanding had exercise prices above the current quarterly average market price per share and their inclusion is anti-dilutive. Additionally, for the three and nine months ended June 30, 2013, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would have been anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30 is as follows:

	June 30, 2014	June 30, 2013
Weighted average shares outstanding
Basic	15,280,607	14,859,899
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	18,815	-
Dilutive Average Shares Outstanding	15,299,422	14,859,899

The computation of the weighted shares outstanding for the nine months ended June 30 is as follows:

	June 30, 2014	June 30, 2013
Weighted average shares outstanding
Basic	15,134,377	14,767,401
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	11,262	-
Dilutive Average Shares Outstanding	15,145,639	14,767,401

Note 8 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of stock option activity for the nine months ended June 30, 2014 and 2013 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2013	630,532	$3.33	1.06
Outstanding and exercisable at September 30, 2013	630,532	$3.33	1.06
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2014	630,532	$3.33	0.31
Outstanding and exercisable at June 30, 2014	630,532	$3.33	0.31

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2012	794,483	$3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	$3.34	1.75
Granted	-	-
Exercised	-	-
Cancelled	(163,951)	$3.39
Balance at June 30, 2013	630,532	$3.33	1.31
Outstanding and exercisable at June 30, 2013	630,532	$3.33	1.31

A summary of restricted stock activity for the nine months ended June 30, 2014 and 2013 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2014	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2013	423,168	$0.74

Granted	6,000	$1.36
Vested	(371,168)	$0.70
Cancelled	-	$-
Nonvested at June 30, 2014	58,000	$1.07

Restricted Stock Activity for the Nine Months ended June 30, 2013	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	404,000	$0.67
Vested	(72,166)	$1.44
Cancelled	(20,000)	$4.02
Nonvested at June 30, 2013	439,668	$0.76

Stock Compensation Expense for the nine months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	June 30, 2014	June 30, 2013
Stock Grants	$111,510	$48,125
Restricted Stock Grants	51,014	41,576
Option Grants	-	-
Employee Stock Purchase Plan	590	843
Total	$163,114	$90,544

	Nine Months Ended	Nine Months Ended
Stock Compensation Expense	June 30, 2014	June 30, 2013
Stock Grants	$212,762	$180,647
Restricted Stock Grants	187,716	107,270
Option Grants	-	9,813
Employee Stock Purchase Plan	1,861	2,912
Total	$402,339	$300,642

At June 30, 2014 there was approximately $63,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of approximately six months.

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

As discussed in Note 3, substantially all the operating assets of the Instruments segment were sold in the three months ended December 31, 2013.

The Company’s segment information for the three months ended June 30, 2014 and 2013 is summarized below:

Results of Operations for the Three Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,460,853	$5,172,217	$-	$7,457	$10,640,527
Gross Profit	2,121,495	1,778,695	-	7,457	3,907,647
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	64,007	224,705	39,983	(172,509)	156,186

Depreciation and Amortization	70,149	189,381	-	15,000	274,530
Capital expenditures	-	1,937,479	-	-	1,937,479

Intangibles, Net	307,118	893,062	-	133,333	1,333,513
Goodwill	4,938,625	1,393,771	-	-	6,332,396
Total Assets	$9,451,010	$16,053,222	$335,290	$632,094	$26,471,616

Results of Operations for the Three Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,933,085	$3,860,648	$1,498,609	$30,000	$11,322,342
Gross Profit	2,514,235	1,372,490	783,225	30,000	4,699,950
Impairment of goodwill & long-lived assets	-	-	-	-	-
Operating Income (Loss)	22,869	25,402	(48,219)	(215,559)	(215,507)

Depreciation and Amortization	88,770	191,741	163,715	15,000	459,226
Capital expenditures	-	206,898	-	-	206,898

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-	-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

The Company’s segment information for the nine months ended June 30, 2014 and 2013 is summarized below:

Results of Operations for the Nine Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,915,355	$14,059,393	$772,578	$11,186	$31,758,512
Gross Profit	7,092,752	5,295,215	317,908	11,186	12,717,061
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	654,339	1,145,249	1,006,161	(568,120)	2,237,629

Depreciation and Amortization	209,645	550,989	2,003	46,666	809,303
Capital expenditures	12,028	2,606,365	-	-	2,618,393

Intangibles, Net	307,118	893,062	-	133,333	1,333,513
Goodwill	4,938,625	1,393,771	-	-	6,332,396
Total Assets	$9,451,010	$16,053,222	$335,290	$632,094	$26,471,616

Results of Operations for the Nine Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,331,775	$12,044,354	$3,796,967	$187,051	$32,360,147
Gross Profit	7,376,158	4,434,381	1,850,127	187,051	13,847,717
Impairment of goodwill & long-lived assets	-	-	6,763,072	-	6,763,072
Operating Income (Loss)	254,278	413,414	(7,774,714)	(547,786)	(7,654,808)

Depreciation and Amortization	231,189	562,065	491,147	45,000	1,329,401
Capital expenditures	(1,095)	416,580	7,092	-	422,577

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-	-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

Customer Financial Information

For the three and nine months ended June 30, 2014 and 2013, the top three customers for the Contract Research segment were various agencies of the U.S. Government. For the three months ended June 30, 2014 and 2013, these customers made up 68% and 58%, respectively, of Contract Research revenue. For the nine months ended June 30, 2014 and 2013, these customers made up 67% and 59%, respectively, of Contract Research revenue.

For the three and nine months ended June 30, 2014, a single customer in the Optics segment made up 18% and 10%, respectively of the total segment revenue. For the three and nine months ended June 30, 2013, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue.

For the three months ended June 30, 2014, there was no revenue in the Instruments segment. For the three months ended June 30, 2013, the top three customers for the Instruments segment made up 28% of Instruments revenue. For the nine months ended June 30, 2014 and 2013, the top three customers for the Instruments segment made up 24% and 28%, respectively, of Instruments revenue.

For both the three and nine months ended June 30, 2014 and 2013, the Biomedical segment had one customer whose revenue represented 100% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,254,373	78%	$9,426,542	83%
Europe	688,855	6%	975,941	9%
Other	1,697,299	16%	919,859	8%
	$10,640,527	100%	$11,322,342	100%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2014 and 2013 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2014		June 30, 2013
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$25,783,653	81%	$26,493,062	82%
Europe	2,363,255	8%	2,711,944	8%
Other	3,611,604	11%	3,155,141	10%
	$31,758,512	100%	$32,360,147	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of June 30, 2014 and September 30, 2013, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of June 30, 2014 and September 30, 2013, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were (152%) and (5%) for the three and nine months ended June 30, 2014, respectively, and 8% and 3% for the three and nine months ended June 30, 2013, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset and the recognition of certain UK research tax credits.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2010 are still subject to examination.

Note 11 – New Senior Debt Agreement

On May 1, 2014, Dynasil entered into a loan and security agreement (the “Bank Loan Agreement”) and line of credit note (the “Note”) with Middlesex Savings Bank pursuant to which Middlesex agreed to provide up to $4 million, subject to the availability restrictions described below, under a revolving line of credit loan to Dynasil for general corporate purposes. The Bank Loan Agreement provides that the loan expires on May 1, 2017, at which time all outstanding principal and unpaid interest shall become due and payable. The Bank Loan Agreement and the Note are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) a sixty-five percent (65%) of the Dynasil’s equity interests in its UK subsidiary, Hilger Crystals, Ltd. Under the note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory. The interest rate under the Note is equal the Prime Rate, but in no event less than 3.25%.

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil, at the close of each fiscal quarter, to maintain a Debt Service Coverage ratio, as defined, of at least 1.20 to 1.00 on a trailing four quarter basis.

The Bank Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy, change of management, as defined and the occurrence of a material adverse change, as defined. As a result of the material adverse change clause, the line of credit has been classified as a current liability in this filing.

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

On May 1, 2014, the Company entered into a three year revolving line of credit arrangement with a new bank. The line of credit is secured by substantially all the Company’s assets and the amount available for advances is determined monthly based on eligible billed and unbilled accounts receivable and inventory. Upon the closing of the loan, the Company repaid approximately the $1.8 million owed to our senior lender and the $600,000 of accrued interest owed to our subordinated lender. The subordinated lender issued a waiver for our prior covenant violations.

As a result, the Company is in compliance with all of its loan obligations and has reclassified the subordinated debt to a long term liability based on its terms.

Overall Operating Results

Revenue for the third quarter of fiscal year 2014, which ended June 30, 2014, was $10.6 million, a decrease of $700,000 or 6% compared with revenue of $11.3 million for the quarter ended June 30, 2013. The decrease was a result of a $1.5 million decrease in revenues related to the lead paint and medical instruments businesses which were sold in the first quarter ended December 31, 2013, and a $400,000 decrease in revenues of the Contract Research Segment offset by a $1.3 million increase in revenues in the Optics segment.

Cost of Revenue for the third quarter of 2014 was $6.7 million, an increase of 2% compared with $6.6 million for the quarter ended June 30, 2013 primarily as a result of the increased cost of revenue associated with the Optics segment revenue increase that was partially offset by lower cost of revenue associated with the lead paint and medical instruments businesses which were sold.

Total operating expenses decreased $1.1 million or 22% to $3.8 million compared to $4.9 million for the three month period ended June 30, 2013 primarily as a result of lower operating expenses as the result of the sale of the lead paint and medical instruments businesses, as well as cost reductions in the Contract Research segment.

Income from Operations for the quarter ended June 30, 2014 was approximately $200,000 compared with Loss from Operations of ($200,000) for the quarter ended June 30, 2013. The Company was approximately breakeven for the quarter ended June 30, 2014, compared with a Net Loss of ($400,000), or ($0.02) per share, for the quarter ended June 30, 2013.

Commercialization of technology from our research and development activities and strategic acquisitions are drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors.

Results of Operations

Results of Operations for the Three Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,460,853	$5,172,217	$-	$7,457	$10,640,527
Gross Profit	2,121,495	1,778,695	-	7,457	3,907,647
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	64,007	224,705	39,983	(172,509)	156,186

Depreciation and Amortization	70,149	189,381	-	15,000	274,530
Capital expenditures	-	1,937,479	-	-	1,937,479

Intangibles, Net	307,118	893,062	-	133,333	1,333,513
Goodwill	4,938,625	1,393,771	-	-	6,332,396
Total Assets	$9,451,010	$16,053,222	$335,290	$632,094	$26,471,616

Results of Operations for the Three Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,933,085	$3,860,648	$1,498,609	$30,000	$11,322,342
Gross Profit	2,514,235	1,372,490	783,225	30,000	4,699,950
Impairment of goodwill & long-lived assets	-	-	-	-	-
Operating Income (Loss)	22,869	25,402	(48,219)	(215,559)	(215,507)

Depreciation and Amortization	88,770	191,741	163,715	15,000	459,226
Capital expenditures	-	206,898	-	-	206,898

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-	-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

Total revenue for the three months ended June 30, 2014 decreased to $10.6 million for the three months ended June 30, 2014 from $11.3 million for the three months ended June 30, 2013. Revenue from our Contract Research segment decreased approximately $400,000 or 7% as a result of a reduction in new contract research awards to replace contract research projects completed during the quarter.  Contract Research revenues have declined due to a general slowdown in the timing of award grants and award funding. As a result, the Company expects quarterly revenue to decline further in the fourth quarter. The research backlog for the Contracts Research segment was $33 million at June 30, 2014, unchanged from March 31, 2014.  The Company continues to closely monitor Federal government R&D spending levels.

The Optics segment revenue increased approximately $1.3 million or 33% for the three months ended June 30, 2014, as a result of increased volume of sales in each of the four businesses included in the Optics segment. The Instruments segment had no revenue for the three months ended June 30, 2014, as a result of the sale of the lead paint and medical product businesses in the first quarter ended December 31, 2013.

Gross profit for the three months ended June 30, 2014 was $3.9 million, or 37% of sales, compared to $4.7 million or 42% of sales for the three months ended June 30, 2013. Gross profit as a percent of sales decreased for the Contract Research segment to 38% at June 30, 2014 from 42% at June 30, 2013, primarily as a result of lower revenues without a corresponding decrease in overhead costs.

Gross profit for the Optics segment increased $400,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The gross profit margin decreased to 34% of sales at June 30, 2014 compared to 36% of sales for the quarter ended June 30, 2013, as a result of start-up training and inefficiencies associated with a large new customer contract as well as a change in mix due to increased sales of certain lower margin optical products. The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses for the three months ended June 30, 2014 decreased to $3.8 million, or 36% of sales, compared to $4.9 million, or 43% of sales, for the three months ended June 30, 2013. The decrease in total operating expenses is primarily a result of the sale of the lead paint and medical products businesses in the Instruments segment. In addition, the Contract Research segment has reduced its operating expenses to better align with its lower revenue level. The Company expects to maintain its operating expenses at the current levels.

Income from Operations for the three months ended June 30, 2014 was $200,000 compared to loss from operations of ($200,000) for the three months ended June 30, 2013.

Net interest expense decreased slightly for the three months ended June 30, 2014 compared with the three months ended June 30, 2013 as the Company is no longer accruing default interest on the MCRC loan.

Income tax expense for the three months ended June 30, 2014 consisted primarily of state tax expense offset by the recognition of certain U.K. tax research credits.

Net Income for the three months ended June 30, 2014 was approximately break-even, compared with Net Loss of ($400,000), or ($0.02) in basic earnings per share, for the quarter ended June 30, 2013.

Results of Operations – Year to Date

Results of Operations for the Nine Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,915,355	$14,059,393	$772,578	$11,186	$31,758,512
Gross Profit	7,092,752	5,295,215	317,908	11,186	12,717,061
Impairment of goodwill	-	-	-	-	-
Operating Income (Loss)	654,339	1,145,249	1,006,161	(568,120)	2,237,629

Depreciation and Amortization	209,645	550,989	2,003	46,666	809,303
Capital expenditures	12,028	2,606,365	-	-	2,618,393

Intangibles, Net	307,118	893,062	-	133,333	1,333,513
Goodwill	4,938,625	1,393,771	-	-	6,332,396
Total Assets	$9,451,010	$16,053,222	$335,290	$632,094	$26,471,616

Results of Operations for the Nine Months Ended June 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,331,775	$12,044,354	$3,796,967	$187,051	$32,360,147
Gross Profit	7,376,158	4,434,381	1,850,127	187,051	13,847,717
Impairment of goodwill & long-lived assets	-	-	6,763,072	-	6,763,072
Operating Income (Loss)	254,278	413,414	(7,774,714)	(547,786)	(7,654,808)

Depreciation and Amortization	231,189	562,065	491,147	45,000	1,329,401
Capital expenditures	(1,095)	416,580	7,092	-	422,577

Intangibles, Net	332,800	848,046	2,230,334	194,997	3,606,177
Goodwill	4,938,625	1,197,503	-	-	6,136,128
Total Assets	$13,562,650	$8,780,459	$5,142,707	$262,955	$27,748,771

Revenue for the nine months ended June 30, 2014 was down slightly to $31.8 million compared to $32.4 million for the nine months ended June 30, 2013.

Revenue from our Contract Research segment increased $600,000 or 4% for the nine months ended June 30, 2014 compared to the same period in 2013. The change in Contract Research segment revenue reflects normal variations in the start-up and completion of research contracts.

The Optics segment revenue increased $2.1 million or 18% for the nine months ended June 30, 2014, as a result of a large contract with a new customer that included a $350,000 nonrefundable payment associated with previous engineering and design efforts, a significant increase in sales to another customer as well as volume increases at the other two businesses included in the Optics segment.

Revenue from our Instruments segment decreased $3.0 million or 79% for the nine months ended June 30, 2014 compared to the same period in 2013. The Instruments segment revenue decline is primarily a result of the sale of the lead paint and medical product businesses in the first quarter ending December 31, 2013.

Gross profit for the nine months ended June 30, 2014 was $12.7 million, or 40% of sales, compared to $13.8 million or 43% of sales for the nine months ended June 30, 2013.

Gross profit as a percent of sales decreased for the Contract Research segment to 42% at June 30, 2014 from 45% at June 30, 2013 primarily as a result of lower direct billable hours which have a higher gross profit margin than other billable material and subcontractor costs.

Gross profit for the Optics segment increased approximately $900,000 to $5.3 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 primarily as a result of higher product revenues and the $350,000 nonrefundable payment described above.

Gross profit for the Instruments segment decreased $1.6 million to $300,000 for the nine months ended June 30, 2014 from $1.9 million for the nine months ended June 30, 2013 primarily a result of the sale of the lead paint and medical product businesses in the first quarter ending December 31, 2013.

The Biomedical segment gross profit equals its revenue because the cost of the funded research is included in research and development expense.

Total operating expenses for the nine months ended June 30, 2014 were $11.7 million compared to $21.5 million for the nine months ended June 30, 2013, which period included an impairment charge of $6.8 million associated with an interim impairment evaluation performed on the Company’s Products business unit in the Instruments segment. See “Impairment of Long-Lived Assets” under “Critical Accounting Policies and Estimates”. The remaining decrease in operating expenses of $3.0 million is primarily a result of the elimination of operating expenses associated with the Instruments segment businesses which were sold in the first quarter ending December 31, 2013, as well as a lower level of legal and consulting costs incurred in 2014 compared to 2013.

Income from operations for the nine months ended June 30, 2014 was $2.2 million compared to a loss from operations of ($7.7 million) for the prior year comparable period. The increase in income of $9.9 million is primarily associated with the elimination of the $6.8 million interim impairment charge discussed above and a $1.2 million gain on the sale of the businesses in the Instruments segment as well as a $900,000 reduction in losses from operations of the Instruments segment businesses which were sold in the first quarter ended December 31, 2013. The Contract Research and Optics segments had improvements in income from operations for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 of $400,000 and $700,000, respectively.

Net interest expense for the nine months ended June 30, 2014 increased slightly to $600,000, primarily as a result of the accrual of default interest for seven months during 2014 compared to five months in 2013.

Income tax expense for the nine months ended June 30, 2014 consisted primarily of state tax expense offset by the recognition of certain U.K. tax research credits.

Net income for the nine months ended June 30, 2014 was $1.8 million or $0.12 per share, compared with a net loss of ($8.0 million), or ($0.54) per share for the nine months ended June 30, 2013.

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

Upon the closing of the Bank Loan Agreement on May 1, 2014, Dynasil repaid in full the approximately $1.8 million of principal and accrued interest and fees owed to Santander Bank under the Company’s existing Loan and Security Agreement dated as of July 7, 2010, as amended (the “Santander Loan Agreement”), by and between the Company and Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.). In addition, Dynasil used a portion of the proceeds from the Bank Loan Agreement to repay $600,000 of accrued interest due to Massachusetts Capital Resource Company. As a result, as of May 1, 2014, the Company had total indebtedness outstanding consisting of $2.4 million newly drawn senior debt owed to Middlesex Savings Bank and approximately $3.0 million of existing subordinated debt owed to Massachusetts Capital Resource Company due July 2017. Such amounts remain outstanding as of June 30, 2014.

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

Liquidity Outlook

Cash as of June 30, 2014 was $3.1 million or approximately $700,000 more than the cash of $2.4 million at September 30, 2013. Based on the collateral calculation as of June 30, 2014, the Company had $ 3.6 million of availability under the line of credit under which it has borrowed of $2.4 million. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements.

Cash From Operating Activities

In total, including the changes in accounts receivable and accounts payable and accrued expenses, operating activities generated cash of $1.1 million for the nine months ended June 30, 2014.

Cash From Investing and Financing Activities

The Company generated $4.4 million in net proceeds from the sale of its lead paint and medical products businesses. The Company used cash of $500,000 and issued 700,000 shares of common stock at a value of $1.77 per share to acquire the assets of DichroTec Thin Films LLC. The Company used cash of approximately $900,000 for the purchase of property, plant and equipment for the nine months ended June 30, 2014.

Payments of long term debt for the nine months ended June 30, 2014 were $ 6.8 million to Santander Bank, N.A., the Company’s former senior lender, consisting of $3.9 million in special payments associated with the sale of the two businesses in the Instruments segment, as discussed above, regularly scheduled principal payments and a $1.8 million pay-off amount provided from a portion of the proceeds of the Company’s new short term loan with Middlesex discussed above. The Company’s Xcede subsidiary raised $800,000 through the issuance of convertible notes through June 30, 2014. Net cash used in financing activities was approximately $3.4 million for the nine months ended June 30, 2014.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Optometrics Corp. and Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased biomedical technologies within the Biomedical Segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 15 years, based on the time period the Company expects to receive the economic benefit from these assets.

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

No impairment charge was recorded during the three or nine month periods ended June 30, 2014. During the three months ended March 31, 2013, in connection with an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit, the Company determined that the fair value of the long-lived assets (other than goodwill) of Products was less than the carrying amount of those assets and, as a result, recorded a pre-tax impairment charge of $2.8 million plus a $4.0 million write-off of goodwill as discussed above.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-12, “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for the Company beginning fiscal 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ”Topic 205” ASU 2014-08 provides a narrower definition of discontinued operations than that provided under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, which disposal represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results, should be reported in the financial statements as a discontinued operation. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, Xcede obtaining financing from outside investors, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, uncertainty of the impact of the DichroTec acquisistion, our ability to remediate the material weaknesses in our internal control over financial reporting, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to comply with the financial covenants under our outstanding indebtedness, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, our ability to address our material weaknesses in our internal controls, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 20, 2013, including the risk factors contained in Item 1a, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk.

Dynasil, as a smaller reporting company, is not required to complete this item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

The measures that we have identified and implemented to address the material weaknesses are also discussed in detail in our 2013 Form 10-K. The Company believes that it has taken the steps to remediate the previously identified material weaknesses. However, certain controls designed and implemented during the 2013 fiscal year to address the material weaknesses in the period-end financial reporting process have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively. As a result, management has determined as of June 30, 2014 that, collectively the control deficiencies that existed in the prior year still exist and aggregate to the material weaknesses described above, and, that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected. We expect the evaluation and testing of the steps previously taken to remediate the previously identified material weaknesses will continue throughout fiscal year 2014 in order to allow management sufficient basis to conclude that the controls are operating effectively.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

As reported on the Company’s Form 8-K filed with the Commission on June 26, 2014, Dynasil and its wholly owned subsidiary Evaporated Metal Films Corp. (“EMF”) completed the acquisition of substantially all of the assets of DichroTec Thin Films, LLC (“DichroTec”) pursuant to the terms of an asset purchase agreement by and among Dynasil, EMF, DichroTec and Syncrolite, LLC (“Syncrolite”), DichroTec’s sole member, on June 26, 2014. In connection with the acquisition, on June 26, 2014, Dynasil issued an aggregate of 700,000 shares of its common stock to Syncrolite pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the qualifications of the sole recipient of the shares.

ITEM 6 Exhibits

(a)	Exhibits and index of Exhibits

10.01 Asset Purchase Agreement, dated June 26, 2014, by and among Evaporated Metal Films Corporation, Dynasil Corporation of America, DichroTec Thin Films, LLC and Syncrolite, LLC.

10.02 Loan and Security Agreement, dated as of May 1, 2014, by and between Middlesex Savings Bank, as Lender, and Dynasil Corporation of America, as Borrower, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.03 Revolving Line of Credit, dated as of May 1, 2014, by and between Middlesex Savings Bank, as Lender, and Dynasil Corporation of America, as Borrower, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

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

99.1 Press release, dated August 13, 2014 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2014.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: August 13, 2014
Peter Sulick,
Interim Chief Executive Officer and Interim President

	/s/ Thomas C. Leonard	DATED: August 13, 2014
Thomas C. Leonard,
Chief Financial Officer

