Form 10-K
period 2014-09-30
DYNASIL CORP OF AMERICA
filed 2014-12-16
CIK 30831

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 668-6855

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0005 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐ No ☒

As of March 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,672,007.

As of December 1, 2014 there were 16,371,842 shares of common stock, par value $0.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 26, 2015 are incorporated by reference into Part III of this report.

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

ITEM 1. BUSINESS

General

Dynasil Corporation of America was founded as a New Jersey corporation in 1960 and incorporated in the state of Delaware through a migratory merger in March 2008. Our corporate headquarters are located at 313 Washington Street, Suite 403, Newton, MA 02458, and our corporate website is www.dynasil.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, through a link at our website, or at the Commission’s website at www.sec.gov.

The Company is divided into four reporting segments based on our main operating activities. Below is a summary of these segments:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in U.S. government-funded research.

•	Optics: The Optics segment encompasses four business units – Dynasil Fused Silica, Optometrics, Hilger Crystals, and Evaporated Metal Films (“EMF”) – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Instruments: The Instruments segment consists of Dynasil Products (formerly known as RMD Instruments), which manufactured precision instrumentation for medical and commercial applications. In fiscal 2014, we completed the sale of the Lead Paint and Medical Instruments businesses in our Instruments segment, which together comprised substantially all the operations within our Instruments segment.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. At September 30, 2014, Dynasil Biomedical owned 90% of the common stock of Xcede (an estimated 66%, assuming conversion of the $1.4 million of the outstanding convertible notes) and therefore is included in our consolidated financial statements. Dynasil Biomedical currently has no operations other than relating to its equity ownership in Xcede.

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

Historical Growth by Acquisition

Through a series of acquisitions beginning in March 2005, Dynasil has evolved from a single product line optics company to one focused on commercializing its own products, patenting its own innovations and advancing its own technologies. Our revenue has increased from $2 million in FY 2004 to $42 million in FY 2014.

The acquisitions we completed during this period included:

•	Optometrics: In March 2005, we acquired Optometrics LLC (“Optometrics”), a worldwide supplier of optical components and instruments, including diffraction gratings, interference filters, laser optics, monochromators and specialized optical systems.

•	Evaporated Metal Films: In October 2006, we acquired Evaporated Metal Films Corporation (“EMF”), an optical thin-film coatings company with a broad range of application markets, including solar energy, display systems, dental photography, optical instruments, satellite communications and lighting.

•	RMD: In July 2008, we acquired Radiation Monitoring Devices, Inc. (“RMD”), a contract research company, and RMD Instruments, LLC (“Dynasil Products”), a precision instruments company that manufactured and sold instruments in the medical imaging and industrial markets, including hand-held analyzers for lead paint and medical probes for cancer surgery. The lead paint and medical probe for cancer surgery businesses were sold in fiscal 2014.

•	Hilger Crystals: In July 2010, we acquired Hilger Crystals, Ltd., (“Hilger”) a manufacturer of synthetic crystals applicable to a wide range of industrial, medical, and homeland security applications with a long history of supplying high-quality synthetic crystals for infrared spectroscopy, X-ray and gamma ray detection.

•	Biomedical technologies: In April 2011, we acquired the rights to six early stage biomedical technologies from Dr. Daniel Ericson, a former hematologist at the Mayo Clinic, which jointly owns rights to certain of the technologies acquired. The activity of our Biomedical segment is currently focused on the development of the tissue sealant technology that was part of this transaction.

•	DichroTec Thin Films: In June 2014, our EMF subsidiary acquired the assets of DichroTec Thin Films LLC, another optical thin-film coatings company with a broad range of applications, many of which are similar to EMF’s applications.

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

RMD develops advanced technology in materials, sensors and prototype instruments that detect, use or measure radiation, light, magnetism or sound for use in security, medical and industrial applications. RMD has technology practices in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics. As of September 30, 2014, our Contract Research segment had a total of 88 employees, including 32 Ph.D. level scientists. RMD serves as an incubator to expand our patent portfolio enabling the opportunity to advance our technology from development to commercialization using government-funded research. As of September 30, 2014, RMD had a portfolio of 56 issued U.S. patents and 48 pending patent applications, compared with 48 issued patents and 42 pending patent applications at the same point in 2013.

For more than 25 years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. RMD also provides research for non-governmental entities in areas where it has the appropriate expertise. Such research is currently not a significant portion of RMD’s revenues. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of September 30, 2014, RMD had a contract backlog of approximately $30 million, of which approximately 47% is SBIR contracts.

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

We believe that research projects provide an important source for new commercial products in areas such as medical imaging, industrial sensors, critical care and point of care diagnostics and homeland security. For example, Dynasil Products’ lead paint analyzer and medical probe for cancer surgery businesses, which were sold in fiscal year 2014, emanated from the RMD portfolio. Most recently, our government-funded research work supported our development of a dual-mode radiation detection technology which we are currently selling commercially.

Our Technology

We specialize in the production of optical materials, components and coatings for various applications in the medical, industrial, and homeland security/defense sectors.

Our Optics segment supplies synthetic crystals, optical materials, components, and coatings that are used for baggage scanners, medical imaging systems, optical instruments, lasers, analytical instruments, semiconductor/electronic devices, automotive components, spacecraft/aircraft components and advertising displays. These products are offered through four business units (Dynasil Fused Silica, Optometrics, Hilger, and EMF).

Our Instruments segment manufactured precision instruments including handheld lead paint analyzers (LPA-1™) and medical probes that help surgeons detect cancer tracers, thereby enabling more effective surgical procedures (the Navigator GPS™ gamma counter and the wireless Navigator 2.0™ gamma counter). In the first quarter of 2014, we sold the lead paint and medical probe businesses.

As described below, through our subsidiary Xcede we are focused on the development of a tissue sealant technology that had previously been acquired by Dynasil Biomedical.

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

Our products are distributed through a direct sales and marketing staff of 12 people and through other channels, including manufacturer’s representatives and distributors in various foreign countries for international sales and U.S. manufacturers’ representatives for certain product lines. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and attendance at trade shows.

Biomedical: Xcede and Our Development of a Tissue Sealant Technology

Xcede's first product candidate currently under development is a resorbable hemostatic patch to be used when conventional techniques are inadequate or impractical during general or cardiovascular surgery. As described above, in 2011, Dynasil Biomedical acquired rights to the underlying tissue sealant technology as part of a transaction with Dr. Daniel Ericson, a former hematologist at the Mayo Clinic. Since that time, Dynasil Biomedical has invested significant capital developing this tissue sealant technology, including costs to further the related intellectual property rights and to conduct animal studies.

In October 2013, Dynasil Biomedical formed a new subsidiary, Xcede, and transferred its rights in the tissue sealant technology to it. Xcede was formed as a means of focusing our development efforts on this tissue sealant technology and facilitating the third-party funding of the development costs.

Through Dynasil Biomedical, we currently own approximately 90% of the outstanding equity in Xcede (an estimated 66% assuming conversion of the outstanding notes described below). Other investors include Mayo Clinic Ventures, Southern Initiative Minnesota Foundation, Rochester Area Economic Development Inc., angel investors and certain members of Dynasil’s executive management team and board of directors.

In November 2014, Xcede announced the completion of the final round of its previously announced $2 million convertible note financing. Xcede plans to use the aggregate proceeds from the financing to complete pre-clinical testing and initiate clinical trials outside of the U.S. for its first product candidate.

Strategy to Commercialize our Technologies

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

For example, our dual mode nuclear detection crystal technology was developed by RMD under a program for the Department of Homeland Security for use in locating nuclear bombs or nuclear materials at our nation’s ports and borders. This technology is of critical importance to our national security, as well as other radiation detection applications, such as nuclear power plant safety. Our dual mode detection crystals are being commercialized in cooperation with our Optics segment while RMD continues to further enhance this technology.

Our dual mode detection crystals technology is designed to be a single detector that replaces two detector subsystems – the gamma radiation detector and also the helium-3 detectors for neutrons. Increasing our value proposition is the fact that the stockpile of the chemical element helium-3, a byproduct of nuclear weapons production, is in short supply. The stockpile of helium-3 has been drawn down during the past 10 years, as the federal government has increased its use in neutron detectors to help prevent nuclear and radiological material from being smuggled into the U.S.

In order to accelerate the pace of this technology to market, and to establish manufacturing capacity, in July 2010 we acquired Hilger Crystals, a manufacturer of scintillation crystals based in Margate, Kent, U.K.

Intellectual Property (IP)

From October 2013 through September 2014, we have been granted eight new U.S. patents and have filed 17 new patent applications. Our current portfolio, company-wide, is 56 issued and 60 pending applications, most of which are issued to RMD. We believe that intellectual property represents an important strategic advantage for us. Our Patent Committee is strengthening the identification of intellectual property within the Company through a broad-based vetting process to ensure that we develop IP that maximizes the market value of our research. This allows us to protect selected technologies that we believe have commercial potential – either through product offerings or licensing agreements.

Customers

We have more than 700 customers, with approximately 59% of our business concentrated in our top 10 customers. Our four largest customers are agencies and agents of the Federal government and accounted for approximately 14%, 12%, 10% and 5%, respectively, of our revenues during fiscal year 2014. Our fifth largest customer is a customer of our Optics segment and also accounted for 5% of our overall revenue during fiscal year 2014. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part and quantity or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We also have blanket orders that call for monthly deliveries of predetermined amounts. Contract research projects generally run for a one to two year period.

Employees

As of September 30, 2014, we had a total of 224 employees, of which 209 are full-time. Of the total, 45 of our employees are engaged in administration, 12 are engaged in sales, 87 are engaged in research and/or engineering and 80 are engaged in manufacturing. The Company has a total of 34 Ph.D. level employees. Our operations are non-union except for a two-person union in one location.

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

Research and Development

Our RMD business unit primarily provides research and development (“R&D”) activities under government funded research contracts. The RMD business unit recognized revenues of $21.9 million in both fiscal years 2014 and 2013. The direct costs associated with these revenues were $12.6 million and $12.1 million in 2014 and 2013, respectively. Substantially all the Contract Research segment’s cost of revenue relates to research performed by RMD which are in turn billed to the contracting party.

R&D for our other businesses, which totaled $0.1 million and $2.3 million in 2014 and 2013, respectively, primarily involves new product development, changes to our manufacturing processes and the introduction of improved methods and equipment.

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

Our handheld lead paint analyzers product business that was sold in November 2013 was subject to certain testing protocols and certifications and accreditation under rules and regulations promulgated by U.S. Department of Housing and Urban Development (“HUD”), the U.S. Environmental Protection Agency (“EPA”), and state and local Lead Renovation Repair Painting Rules (RRP rules).

Our Navigator GPS™ and Navigator 2.0™ gamma counter business which was sold in December 2013 was subject to the regulations of the Federal Drug Administration (“FDA”) relating to medical devices.

The tissue sealant being developed by Xcede, our joint venture with Mayo Clinic, is subject to FDA regulations and approval in the United States and CE and other regulatory agency approval in other countries around the world.

Our use of radioactive materials in certain of our products (our gamma counters and our dual-mode detector) subject us to laws regulating hazardous wastes under United States federal, and Massachusetts, California, Washington and Wisconsin state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located. Environmental compliance costs, which totaled $75,000 for fiscal year 2014, have not historically had a material effect on our operating results.

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

Risks Related To Our Business

Our loan agreements impose restrictions on our ability to take certain corporate actions and raise additional capital, and include a material adverse change (“MAC”) clause.

Our loan agreements contain numerous customary restrictions that limit our ability to undertake certain activities without the express prior written approval of our lenders. These include, but are not limited to, restricting our ability to:

-	incur additional indebtedness;
-	pay or declare dividends;
-	enter into a business substantially different from existing operations;
-	issue or authorize any additional or new equity that will result in a change of control; and
-	take any corporate action outside the ordinary course of the business, including without limitation, the sale of material assets or other strategic divestitures, without the prior written approval of our lender.

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

One of our loan agreements also includes a MAC clause which permits the bank to call the loan if any event, fact, circumstance, change in, or effect on the Company could reasonably be expected to be materially adverse to the business.

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

Xcede, our joint venture, is a pre-clinical stage business with no approved products, which makes it difficult to assess the business’s future viability.

In October 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to focus on and separately fund the development of the tissue sealant technology. Xcede has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biomedical area. For example, to execute its business plan, Xcede will need to successfully:

-	raise the funds necessary to execute its product development plan;
-	manage its spending as costs and expenses increase during the clinical trial and regulatory approval processes.
-	obtain required regulatory approvals for the development and commercialization of the tissue sealant product applications;
-	maintain and expand the tissue sealant intellectual property portfolio;
-	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners; and
-	gain market acceptance for its products;

If Xcede is unsuccessful in accomplishing these objectives, it may not be able to develop product candidates, raise capital, expand its business or continue its operations, which may have a material adverse effect on our financial condition and results of operations.

Our Xcede joint venture requires further funding to support the development of its technology.

Xcede has initiated financing efforts and has raised approximately $1.4 million of funding from external investors (including officers and directors of the Company). We expect Xcede will continue to require periodic investor funding in amounts larger than what has been raised to date in order to pursue clinical trials and further development of its tissue sealant technology. To the extent Xcede is successful in raising additional equity financing from outside sources, our equity interest in Xcede will decrease. There can be no assurance, however, that Xcede will be able to obtain future financing as needed or on terms which are attractive, in which case it might be required to close its operations and liquidate its assets in which case our investment would likely not be recovered.

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

Ten customers accounted for approximately 59% of the Company’s revenues in 2014 and the largest four customers, all agencies of the U.S. Government, accounted for 41% of revenues. Although we have had business relationships with these customers for many years, there can be no guarantee that we will be able to win contracts with these agencies in the future. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve our expected future revenues and may suffer a decline in revenues.

As of September 30, 2014, our total backlog for Contract Research was approximately $30 million. Backlog consists of existing contracts, approved by agencies in favor of RMD. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

The U.S. Government also has the right to terminate a contract for default, in which case, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.

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

Goodwill and other intangible assets represent approximately 29% of our total assets and any impairment of these assets could negatively impact our results of operations.

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. During the year ended September 30, 2013, the Company recorded an impairment of goodwill and intangible assets totaling approximately $6.8 million associated with its Instruments segment, which experienced delays with regulatory approvals (FDA and HUD) associated with product refreshes.

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

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

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

Due to significant delays at the DCAA in auditing small firms performing SBIR research, our indirect cost audits by the DCAA have not been completed for fiscal 2009 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2009 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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

In 2014 and 2013, we generated approximately 19.8% and 18.1% of our sales outside the U.S. Our international business operations may be subject to additional and different risks than our U.S. business. Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. If we are unable to manage these risks it would have a material adverse effect on our results of operations and financial condition.

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

If our internal control over financial reporting is found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls. We previously identified material weaknesses in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in reports filed subsequently with the Securities and Exchange Commission. We have since remedied those material weaknesses, as described in Item 9A of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet in West Berlin, New Jersey. We lease a 10,000 square foot manufacturing and office building in Ayer, MA with a lease that expires in May 2025. We lease 3,600 square feet of office space in a building in Littleton, MA with a lease that expires in July 2018. We lease a 52,880 square foot manufacturing and office building in Rochester, NY with a lease that expires in March 2018. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, New York. We own a two-story, 17,000 square foot manufacturing and office facility in Margate, Kent, in the U.K. All of the foregoing owned and leased properties are used by our Optics segment.

We lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for our RMD business from a related party with a month-to-month lease that continues until terminated by the landlord with not less than three years’ prior written notice or by the Company with not less than six months’ prior written notice. We lease 2,868 square feet of office space in Newton, MA for our Dynasil Corporation of America office with a lease that expires in December 2017. We believe that the properties are in satisfactory condition and suitable for our purposes. The New Jersey, New York, and U.K. properties are collateral against notes payable to banks.

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

The following table reflects the range of high and low common stock sales prices for the four quarters of fiscal 2014 and fiscal 2013 as reported by the NASDAQ Capital and Global Markets. The “high” and “low” bid information reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	High & Low Sale Prices
	Years ended September 30,
	2014		2013
	High	Low	High	Low
First quarter	$1.57	$0.77	$1.94	$1.04
Second quarter	2.24	1.04	1.25	0.63
Third quarter	1.89	1.28	0.86	0.40
Fourth quarter	1.90	1.36	1.00	0.58

As of December 1, 2014 there were 16,371,842 shares of the Company’s common stock outstanding held by approximately 251 holders of record.

The Company has paid no cash dividends on its common stock since its inception. The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is divided into four reporting segments based on our main operating activities. Below is a summary of these segments:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit.

•	Optics: The Optics segment encompasses four business units – our original optics business (“Dynasil Fused Silica”), Optometrics, Hilger, and EMF – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Instruments: The Instruments segment consists of Dynasil Products (formerly known as RMD Instruments), which manufactured precision instrumentation for medical and commercial applications. In fiscal 2014, we sold the lead paint and medical Instruments businesses which together comprised substantially all the operations within this segment.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation, a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc., a joint venture with the Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. Dynasil Biomedical currently has no operations other than relating to its equity ownership in Xcede.

For information about our financial segments and geographical information about our operating revenues and assets, see Note 17 to the Consolidated Financial Statements included in this Report. A description of our strategy is included in Item 1 of this Annual Report on Form 10-K.

Our markets are characterized by rapidly changing technology and the needs of our customers, which change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide the people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our business performance also is influenced by a variety of other factors including, but not limited to, economic conditions, U.S. Government spending on research and development programs, competition, regulatory requirements and insurance costs. Further information on certain risks to our Company is included in Item 1A of this Annual Report on Form 10-K.

Fiscal 2014 Financial Overview

In fiscal year 2014, we earned net income of $2.0 million compared to a net loss of $8.7 million in 2013. The net income in 2014 included a $1.3 million gain from the sale of two businesses while the net loss in 2013 included an intangible asset impairment charge of $6.8 million. Excluding the gain on sale in 2014 and the asset impairment charge in 2013, our net income increased to $0.7 million in 2014 compared to a loss of $1.9 million in 2013. Our net income included a loss of approximately $0.8 million from our Biomedical segment in both 2014 and 2013.

Our revenue declined $0.5 million to $42.3 million in 2014 compared to $42.8 million in 2013. Excluding the revenues of the Instruments segment whose lead paint and gamma medical probe businesses were sold in the first quarter of 2014, our revenues increased 10.3% to $41.5 million in 2014 from $37.6 million in 2013 due to revenue growth across all four business units in the Optics segment.

In October, 2013, the net assets of the tissue sealant technology previously owned by Dynasil Biomedical were contributed to Xcede Technologies Inc. (“Xcede”), a joint venture with Mayo, in which we own 90% of the common stock. As a result, Dynasil Biomedical currently has no employees or operations. During fiscal year 2014, Xcede has raised $1.4 million of convertible notes from external investors, including officers and directors of the Company, to fund its development costs. However, because Dynasil Biomedical owns 90% of the common stock of Xcede, it is required to be included in our consolidated net income for financial reporting purposes.

2014 Transactions

On or about October 1, 2013, Dynasil Biomedical formed Xcede, a joint venture with the Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Xcede initiated financing efforts and has received $1.4 million of funding from external investors, including officers and directors of the Company. Currently, Xcede is 90% owned by Dynasil Biomedical and Dynasil Biomedical holds a majority of the seats on Xcede’s board of directors. Although it is anticipated that the Company will continue for the foreseeable future to hold a significant equity interest in Xcede, the Company expects that its equity interest will decrease over time, if and to the extent that Xcede is successful in raising equity financing from outside sources.

On November 7, 2013, the Company sold its Lead Paint detector business to Protec Instrument Corporation, a Delaware corporation (“Protec”), which is a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the lead paint detector products. The sales price totaled approximately $1.2 million, less certain adjustments and including the assumption of certain liabilities by Protec. The Company used $1.2 million of the proceeds to reduce its bank indebtedness.

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

On June 26, 2014, the Company acquired substantially all the assets of DichroTec Thin Films, LLC (“DichroTec”), a manufacturer of optical thin film coatings, for $1.7 million consisting of $500,000 in cash and 700,000 shares of our common stock. The assets acquired consisted primarily of machinery and equipment and inventory. DichroTec reported unaudited revenue of approximately $1.9 million for the twelve months ended December 31, 2013.

Results of Operations

Results of Operations for the Fiscal Year Ended September 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$21,935,000	$19,590,000	$773,000	$11,000	$42,309,000
Gross Profit	9,301,000	7,100,000	318,000	11,000	16,730,000
GM %	42.4%	36.2%	41.1%	100.0%	39.5%
SG&A	8,546,000	5,482,000	527,000	778,000	15,333,000
Gain on sale of assets	-	-	1,297,000	-	1,297,000
Operating Income (Loss)	755,000	1,618,000	1,087,000	(765,000)	2,695,000

Depreciation and Amortization	280,000	781,000	2,000	60,000	1,123,000
Capital expenditures	12,000	1,326,000	-	110,000	1,448,000

Intangibles, Net	299,000	854,000	-	230,000	1,383,000
Goodwill	4,939,000	1,308,000	-	-	6,247,000
Total Assets	$8,857,000	$16,019,000	$313,000	$1,188,000	$26,377,000

Results of Operations for the Fiscal Year Ended September 30,
2013
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$21,889,000	$15,564,000	$5,105,000	$195,000	$42,753,000
Gross Profit	9,822,000	5,647,000	2,422,000	195,000	18,086,000
GM %	44.9%	36.3%	47.4%	100.0%	42.3%
SG&A	9,345,000	5,624,000	3,487,000	970,000	19,426,000
Impairment of goodwill & long-lived assets	-	-	6,829,000	-	6,829,000
Operating Income (Loss)	477,000	23,000	(7,894,000)	(775,000)	(8,169,000)

Depreciation and Amortization	317,000	765,000	454,000	60,000	1,596,000
Capital expenditures	32,000	506,000	7,000	-	545,000

Intangibles, Net	333,000	882,000	2,090,000	180,000	3,485,000
Goodwill	4,939,000	1,302,000	-	-	6,241,000
Total Assets	$9,831,000	$12,380,000	$4,254,000	$212,000	$26,677,000

Revenue

Revenues for the fiscal year ended September 30, 2014 were $42.3 million or slightly below the $42.8 million of revenue recorded in 2013.

Revenues from Contract Research were essentially unchanged in 2014 compared to 2013, reflecting continuing restraint in Federal Agency contract awards. While Contract Research revenues were $21.9 million in both 2014 and 2013, the timing of revenues has become more difficult to forecast due to delays in award and funding decisions. The contract revenue backlog for contract research has declined from $40 million in 2013 to $30 million in 2014 of which 47% is SBIR grants. The Company continues to seek to diversify its contracting sources and to limit its reliance on both the SBIR program and the limited number of government agencies that currently contract for its research. This diversification also includes contract research for commercial businesses rather than governmental agencies.

The revenues of our Optics segment increased 25.9% to $19.6 million from $15.6 million in 2013. Each of the four business units in the Optics segment achieved revenue growth in 2014 due to increases in volume. In addition, the DichroTec acquisition discussed above contributed approximately $0.5 million to the revenues of the Optics segment in 2014.

Revenues in the Instruments segment decreased to $0.8 million in 2014 from $5.1 million in fiscal year 2013 as a result of the sales of the lead paint and gamma medical probe businesses in the first quarter of 2014 as discussed above.

The Biomedical segment revenues, which were nominal, were primarily associated with a technology development contract with the Mayo Clinic that was substantially completed in 2013.

Gross Profit

Gross profit for fiscal year 2014 decreased $1.4 million or 7.5% to $16.7 million from the prior year amount of $18.1 million. Gross profit as a percentage of revenue decreased to 39.5% from 42.3% at September 30, 2013 primarily as a result of higher gross profit margins in the Instruments segment, the assets and business of which were substantially disposed of in the first quarter of fiscal year 2014. Excluding the Instruments segment, gross profit increased $0.7 million to $16.4 million in 2014 from $15.7 million in 2013.

Gross profit for the Contract Research segment declined $0.5 million to $9.3 million in 2014 from $9.8 million in 2013 as a result of changes in the mix of direct and indirect labor hours billed. Direct labor hours have a higher gross profit margin than indirect hours.

The Optics segment’s gross profit increased by $1.5 million or 25.7% to $7.1 million in 2014 from $5.6 million in 2013 while gross profit as a percentage of revenue remained essentially flat at 36.2% in 2014 compared to 36.3% in 2013.

The Instrument segment’s gross profit decreased to $0.3 million in 2014 from $2.4 million in 2013 as a result of the sale of the lead paint and gamma medical probe businesses discussed above which comprised substantially all of the business of the Instruments segment.

Selling, General & Administrative (“SG&A”) Expenses

SG&A expenses decreased $4.1 million to $15.3 million or 36.2% of revenue in fiscal year 2014, from $19.4 million or 45.4% of revenue for fiscal year 2013. Excluding the SG&A expenses associated with the Instruments segment, the assets and business of which were substantially disposed of in the first quarter of fiscal year 2014, SG&A expenses were down to $14.8 million in 2014 from $15.9 million in 2013 primarily due to cost savings in the Contract Research segment in 2014 and, to a lesser extent, cost reductions at Dynasil Biomedical.

Contract Research SG&A decreased to $8.5 million or 39.0% of revenue in fiscal 2014 from $9.3 million or 42.7% of revenue in the prior year. The lower SG&A expense in 2014 was a result of cost savings measures implemented during 2014 in response to the decline in government spending and contract awards.

SG&A within the Optics segment decreased slightly to $5.5 million in 2014 from $5.6 million in 2013.

Finally, SG&A costs in the Biomedical segment in fiscal year 2014 were approximately $0.8 million as compared to $1.0 million in fiscal year 2013. The costs in 2014 were primarily associated with spending on the development of the tissue sealant technologies whereas in 2013 the spending was associated with the development of the three main Biomedical technologies: hematology, hypothermic core cooling and tissue sealants. Since the formation of Xcede and the spin out of the tissue sealant technology in October 2013, Biomedical has reduced its spending on the hematology and hypothermic core cooling technologies. While we believe these technologies have value, they remain in the early stages of development and there can be no assurance that we will be able to successfully bring any of them to market.

In fiscal year 2014, Xcede raised approximately $1.4 million of funding from external investors, including officers and directors of the Company. We expect Xcede will continue to require periodic external investor funding in amounts larger than what has been raised to date in order to pursue clinical trials and regulatory approvals of its tissue sealant technology. We are continuing to explore the availability of outside financing, including through a sale, licensing or joint venture, though we may not be able to secure any such financing arrangement on favorable terms or at all.

Net Interest Expense

Net interest expense decreased to $0.7 million in 2014 from $0.9 million in fiscal 2013, primarily as a result of the debt refinancing we completed in the third quarter of 2014 that allowed us to regain compliance with our Massachusetts Capital Resources Company debt covenants. The Company had been accruing interest on this debt at the default rate of 14% rather than the normal rate of 10% since it suspended interest payments in February 2013. All unpaid interest was paid in connection with the refinancing.

Income Tax Credit

Total income tax credit decreased from a tax credit of ($303,000) in fiscal 2013 to a tax credit of ($21,000) in fiscal 2014. The decrease in the credit is due to an increase in federal tax liability in 2014 compared to 2013 offset by higher foreign research credits claimed in 2014.

Net Income

As a result, the Company had net income of $2.0 million for the year ended September 30, 2014 compared to a net loss of $8.7 million for the fiscal year ended September 30, 2013. The net income in 2014 included a $1.3 million gain from the sale of two businesses while the net loss in 2013 included an intangible asset impairment charge of $6.8 million. Excluding the gain on sale in 2014 and the asset impairment charge in 2013, our net income increased to $0.8 million in 2014 compared to a $1.9 million loss in 2013. Our net income was reduced by approximately $0.8 million of losses from our Biomedical segment in both 2014 and 2013. Significantly, all of the $0.8 million Biomedical loss in 2014 was funded through a portion of the proceeds from Xcede’s convertible notes offering in fiscal year 2014.

Liquidity and Capital Resources

Liquidity Overview

As of September 30, 2014, the Company is in compliance with the terms of all its outstanding indebtedness. As of such date, the Company had total indebtedness consisting of:

•	$2.1 million senior debt under its revolving line of credit with Middlesex Saving Bank, with an additional borrowing capacity of up to $1.9 million, subject to the terms and conditions of the Middlesex Savings Bank Loan Agreement;

•	approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company;

•	approximately $1.4 million of Xcede Convertible Notes convertible into Xcede common stock; and

•	approximately $0.5 million of Notes Payable to two government entities.

Net cash as of September 30, 2014 was $3.8 million, which was an increase of $1.4 million as compared to $2.4 million at September 30, 2013.

The Company believes that its cash on hand and its borrowing capacity under its revolving line of credit will be sufficient to fund its current debt obligations, estimated capital expenditures and working capital needs for the next twelve months.

The Middlesex Saving Bank Loan Agreement was obtained and utilized to repay and replace the Company’s previous credit facility with Santander Bank, N.A. (“Santander”), with which, as discussed below, the Company was in default during 2013.

As of September 30, 2013, the Company was in default on its outstanding indebtedness of approximately $9.8 million, consisting of approximately $6.8 million of senior debt owed to Santander and approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resource Company (“MCRC”). The causes for the covenant violations were lower revenue and higher than expected expenses in the Company's Instruments and Contract Research segments during the fiscal quarter ended September 30, 2012 and continuing through fiscal 2013, combined with the Company’s continued investment in Biomedical and the Company's Dual Mode nuclear detection initiative.

In the first quarter of fiscal year 2014, in addition to its normal monthly principal payments to its senior lender, the Company used $4.0 million of the proceeds received in connection with the sale of its lead paint and gamma medical probe businesses to reduce its indebtedness to Santander.

On May 1, 2014, the Company entered into a three year revolving line of credit arrangement with Middlesex Savings Bank (“Middlesex”) for up to $4.0 million with the amount available for advances determined monthly based on eligible billed and unbilled accounts receivable and inventory. Upon the closing of the loan, the Company repaid the approximately $1.8 million principal owed to Santander and terminated the loan agreement with Santander, and repaid the $600,000 of accrued interest due to MCRC as of April 30, 2014. MCRC issued a waiver to the Company for prior covenant violations, and agreed that the debt owed to MCRC would be subordinated to the Middlesex line of credit. As a result, the Company is no longer in default of any of its loan obligations and has reclassified the subordinated debt to a long term liability based on its terms.

The Middlesex line of credit is secured by substantially all the Company’s personal property and the Company’s equity interests in certain of its subsidiaries, and is guaranteed by all of the Company’s wholly owned subsidiaries. The interest rate under the line of credit note is equal to the Prime Rate, but in no event less than 3.25%. The Middlesex loan agreement provides that the loan expires on May 1, 2017, at which time all outstanding principal and unpaid interest shall become due and payable.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1.9 million for fiscal year 2014 versus $1.7 million for fiscal year 2013. In 2014, the principal differences between net income of $2.0 million and net cash provided of $1.9 million are for stock compensation expense of $0.5 million, depreciation and amortization of $1.1 million and a gain on the sale of property plant and equipment of $1.3 million while changes to the short term asset and liability amounts in our balance sheet used $0.6 million. In 2013, the principal differences between the net loss of $8.7 million and the net cash provided of $1.7 million are stock compensation expense of $0.4 million, depreciation and amortization expense of $1.6 million and the impairment of goodwill and long lived assets of $6.8 million. These major non-cash items totaled $8.8 million in 2013. The net change in our short term assets and liabilities totaled $1.7 million primarily as a result of a $1.8 million decrease in billed and unbilled accounts receivable as a result of improved billing and collection practices in the Contracts Research segment.

Cash Flows from Investing Activities

Cash flows from investing activities were $2.4 million for fiscal 2014 compared with a use of $0.5 million for fiscal 2013. Fiscal 2014 activities included $4.3M million of proceeds from the sale of the lead paint and gamma medical probe businesses partially offset by the $0.5 million cash payment in connection with the DichroTec acquisition and other machinery and equipment and leasehold improvement expenditures of $1.4 million. All expenditures in 2013 were made to purchase machinery and equipment. There are currently plans for capital expenditures of $1.4 million during fiscal year 2015, depending on the availability of cash and/or financing.

All of the $0.8 million Biomedical loss in 2014 was funded through a portion of the proceeds from Xcede’s convertible notes offering in fiscal year 2014.

Cash Flows from Financing Activities

Cash flows from financing activities used $2.9 million of cash in fiscal 2014, primarily in connection with the pay down of the $6.8 million owed to Santander Bank. The Company borrowed $2.4 million under its new Middlesex line of credit and $0.5 million of other borrowings secured by specific equipment purchases in 2014. The Company’s Xcede joint venture raised $1.4 million in convertible notes in 2014. The Company used $2.2 million of cash in fiscal 2013, primarily for regularly scheduled payments to Santander Bank under the previous five year term debt agreement.

Terms of Outstanding Indebtedness

The following is summary of the terms of the existing loan agreement in place with the Company’s senior lender, Middlesex Savings Bank, and the terms of subordinated debt owed to Massachusetts Capital Resources Company.

Middlesex Savings Bank Loan Agreement

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

The Bank Loan Agreement and the Note are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) sixty-five percent (65%) of the Company’s equity interests in its UK subsidiary, Hilger Crystals, Ltd. Under the note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory. The interest rate under the Note is equal the Prime Rate, but in no event less than 3.25%.

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

Note Purchase Agreement – Massachusetts Capital Resource Company

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with MCRC. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3.0 million subordinated note (the “Subordinated Note”) for proceeds of $3.0 million. The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default, as described below. The Subordinated Note bears interest at the rate of ten percent (10.0%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment to be due and payable on August 31, 2012. Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company will redeem, without premium, $130,000 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

Under the terms of the Agreement and a Subordination Agreement dated July 31, 2012, MCRC and any successor holder of the Subordinated Note have agreed that the payment of the principal of and interest on the Subordinated Note shall be subordinated in right of payment, to the prior payment in full of all indebtedness of the Company for money borrowed from banks or other institutional lenders at any time outstanding.

The Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Agreement contains financial covenants by the Company (as further defined in the Agreement) that (i) impose a Consolidated Maximum Leverage Ratio (consolidated total funded debt to consolidated EBITDA) equal to or less than 4.5 to 1.0 for each rolling four quarter period ending on or after March 31, 2013, and (ii) require a Consolidated Fixed Charge Coverage Ratio (consolidated EBITDA to consolidated fixed charges) of not less than 0.95 to 1.00 for each rolling four quarter period ending on or after September 30, 2013.

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

On September 26, 2013, MCRC agreed to certain amendments to the Note Purchase Agreement dated July 31, 2012 in order to permit the Company to form Xcede, a joint venture with the Mayo Clinic, to spin out and separately fund the development of the tissue sealant technology.

In May 2014, in connection with the closing of the Bank Loan Agreement, MCRC issued a waiver to the Company for prior covenant violations and agreed that the debt owed to MCRC would be subordinated to the Middlesex line of credit.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company's primary reporting units tested for impairment are RMD, which comprises our Contract Research segment, and Hilger, which is a component of the Optics segment.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2014, step one of the testing determined the estimated fair value of RMD and Hilger substantially exceeded their carrying values. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

In the second quarter of 2013, as a result of a decision to dispose of a significant portion of the Dynasil Products reporting unit, the Company performed an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit and asset group. Under step two of the impairment testing, the income method was used to allocate the fair values of all of the assets and liabilities of this reporting unit, with the remaining residual fair value allocated to goodwill. The result of this impairment test was to write off Product’s goodwill totaling $4.0 million and approximately $2.8 million of its long lived assets other than goodwill for a total write-off of $6.8 million. With the sale of the lead paint and gamma medical probes businesses in the first quarter of fiscal year 2014, the Company had disposed of substantially all of its Instruments segment.

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

There was no impairment charge during the year ended September 30, 2014. During the second quarter of 2013, in connection with an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit, the Company determined that the fair value of the long-lived assets (other than goodwill) of Products was less than the carrying amount of those assets and, as a result, recorded a pre-tax impairment charge of approximately $2.8 million plus a $4.0 million write-off of goodwill as discussed above.

Intangible Assets

The Company's intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc., and provisionally patented technologies within Dynasil Biomedical Corp.

The Company estimates the fair value of indefinite-lived intangible assets using an income approach, and recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value. During the fourth quarter of fiscal year 2014, the Company conducted its annual impairment review of indefinite-lived intangible assets with no impairments to the carrying values identified.

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

The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, Xcede obtaining financing from outside investors, the commercialization of our products including our dual mode detectors, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Annual Report on Form 10-K, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles (GAAP), this report also contains a measure of our net income excluding the gain on sale of our lead paint and gamma medical probe businesses and our net loss excluding goodwill and intangible asset impairment charges. See “—Results of Operations—Net Income.” The Company believes that the inclusion of this non-GAAP financial measure helps investors to gain a meaningful understanding of the Company’s core operating results and enhance comparing such performance with prior periods. Our management uses this non-GAAP measure, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods. The non-GAAP financial measure included in this report is not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynasil Corporation of America and Subsidiaries

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Dynasil Corporation of America and Subsidiaries (the Company) as of September 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynasil Corporation of America and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Boston, Massachusetts

December 16, 2014

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 and 2013

	September 30,	September 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$3,842,000	$2,437,000
Accounts receivable, net of allowances of $299,000 and $185,000 at September 30, 2014 and September 30, 2013, respectively	3,240,000	3,657,000
Costs in excess of billings and unbilled receivables	1,235,000	1,537,000
Inventories, net of reserves	2,954,000	3,140,000
Prepaid expenses and other current assets	919,000	1,292,000
Total current assets	12,190,000	12,063,000

Property, Plant and Equipment, net	6,518,000	4,774,000

Other Assets
Intangibles, net	1,383,000	3,485,000
Goodwill	6,247,000	6,241,000
Deferred financing costs, net	39,000	114,000
Total other assets	7,669,000	9,840,000

Total Assets	$26,377,000	$26,677,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$2,329,000	$9,819,000
Capital lease obligations, current	134,000	124,000
Convertible notes	1,433,000	-
Accounts payable	1,602,000	2,056,000
Deferred revenue	103,000	516,000
Accrued expenses and other liabilities	2,503,000	2,847,000
Total current liabilities	8,104,000	15,362,000

Long-term Liabilities
Long-term debt, net of current portion	3,282,000	-
Capital lease obligations, net of current portion	95,000	232,000
Pension liability	318,000	250,000
Deferred tax liability	264,000	187,000
Total long-term liabilities	3,959,000	669,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 and 2013 (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	September 30,	September 30,
	2014	2013
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,140,182 and 16,224,402 shares issued, 16,330,022 and 15,414,242 shares outstanding at September 30, 2014 and September 30, 2013, respectively.	9,000	8,000
Additional paid in capital	19,195,000	17,476,000
Accumulated other comprehensive income	98,000	153,000
Accumulated deficit	(3,933,000)	(6,005,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	14,383,000	10,646,000
Noncontrolling interest	(69,000)	-
Total stockholders' equity	14,314,000	10,646,000

Total Liabilities and Stockholders' Equity	$26,377,000	$26,677,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

	2014	2013
Net revenue	$42,309,000	$42,753,000
Cost of revenue	25,579,000	24,667,000
Gross profit	16,730,000	18,086,000
Operating expenses:
Sales and marketing	1,408,000	1,747,000
Research and development	1,343,000	2,307,000
General and administrative	12,581,000	15,372,000
Gain on sale of assets	(1,297,000)	-
Impairment of goodwill and long-lived assets	-	6,829,000

Total operating expenses	14,035,000	26,255,000
Income (loss) from operations	2,695,000	(8,169,000)
Interest expense, net	713,000	861,000
Income (loss) before taxes	1,982,000	(9,030,000)
Income tax (credit)	(21,000)	(303,000)
Net income (loss)	2,003,000	(8,727,000)
Less: Net loss attributable to noncontrolling interest	(69,000)	-
Net income (loss) attributable to common stockholders	$2,072,000	$(8,727,000)

Net income (loss)	$2,003,000	$(8,727,000)
Other comprehensive income (loss):
(Increase) decrease in pension liability	(68,000)	93,000
Foreign currency translation	13,000	(2,000)
Total comprehensive income (loss)	$1,948,000	$(8,636,000)

Basic net income (loss) per common share	$0.13	$(0.59)
Diluted net income (loss) per common share	$0.13	$(0.59)

Weighted average shares outstanding
Basic	15,415,408	14,812,858
Diluted	15,429,664	14,812,858

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interest	Equity
Balance, September 30, 2012	15,610,517	$8,000	$17,038,000	$62,000	$2,722,000	810,160	$(986,000)	$-	$18,844,000
Issuance of shares of common stock under employee stock purchase plan	28,622	-	21,000	-	-	-	-	-	21,000

Stock-based compensation costs	585,263	-	417,000	-	-	-	-	-	417,000

Adjustment for decrease in pension liability, net of tax	-	-	-	93,000	-	-	-	-	93,000

Foreign currency translation adjustment	-	-	-	(2,000)	-	-	-	-	(2,000)

Net loss	-	-	-	-	(8,727,000)	-	-	-	(8,727,000)
Balance, September 30, 2013	16,224,402	$8,000	$17,476,000	$153,000	$(6,005,000)	810,160	$(986,000)	$-	$10,646,000
Issuance of shares of common stock under employee stock purchase plan	10,499	-	13,000	-	-	-	-	-	14,000

Stock-based compensation costs	205,281	-	467,000	-	-	-	-	-	467,000

Issuance of shares for acquisition	700,000	1,000	1,239,000	-	-	-	-	-	1,239,000

Adjustment for decrease in pension liability, net of tax	-	-	-	(68,000)	-	-	-	-	(68,000)

Foreign currency translation adjustment	-	-	-	13,000	-	-	-	-	13,000

Net income (loss)	-	-	-	-	2,072,000	-	-	(69,000)	2,003,000
Balance, September 30, 2014	17,140,182	$9,000	$19,195,000	$98,000	$(3,933,000)	810,160	$(986,000)	$(69,000)	$14,314,000

The accompanying notes are an integral part of these consolidated financial statements

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,003,000	$(8,727,000)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	467,000	418,000
Foreign exchange loss (gain)	6,000	(5,000)
Gain on sale of assets	(1,297,000)	(88,000)
Depreciation and amortization	1,123,000	1,596,000
Other	245,000	(63,000)
Impairment of goodwill and long-lived assets	-	6,829,000
Other changes in assets and libilities:
Accounts receivable, net	518,000	1,823,000
Inventories	(395,000)	132,000
Costs in excess of billings and unbilled receivables	302,000	199,000
Prepaid expenses and other assets	322,000	101,000
Accounts payable	(455,000)	(364,000)
Accrued expenses and other liabilities	(531,000)	29,000
Deferred revenue	(410,000)	(179,000)
Net cash from operating activities	1,898,000	1,701,000

Cash flows from investing activities:
Acquisitions	(500,000)	-
Proceeds from sale of assets	4,345,000	80,000
Purchases of property, plant and equipment	(1,448,000)	(545,000)
Net cash from investing activities	2,397,000	(465,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,000	21,000
Net proceeds from issuance of convertible notes	1,433,000	-
Principal payments on capital leases	(128,000)	(76,000)
Proceeds from short and long-term debt	2,920,000	-
Payments on long-term debt	(7,135,000)	(2,165,000)
Net cash from financing activities	(2,896,000)	(2,220,000)

Effect of exchange rates on cash and cash equivalents	6,000	6,000

Net change in cash and cash equivalents	1,405,000	(978,000)

Cash and cash equivalents, beginning	$2,437,000	3,415,000
Cash and cash equivalents, ending	$3,842,000	$2,437,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 1 – Nature of Operations

Nature of Operations

The Company is primarily engaged in the development, marketing and manufacturing of detection, sensing and analysis technology and optical components as well as contract research. The Company’s products and services are used in a broad range of application markets including the homeland security, industrial and medical markets sectors. The products and services are sold throughout the United States and internationally.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America (“Dynasil” or the “Company”) and its wholly-owned subsidiaries: Optometrics Corporation (“Optometrics”), Evaporated Metal Films Corporation (“EMF”), Dynasil Products, formerly known as RMD Instruments Corp. (“Dynasil Products”), Radiation Monitoring Devices, Inc. (“RMD”), Hilger Crystals, Ltd (“Hilger”) and Dynasil Biomedical Corp (“Dynasil Biomedical”). All significant intercompany transactions and balances have been eliminated.

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

Revenue from research and development activities is derived generally from the following types of contracts: reimbursement of costs plus fees, fixed price or time and material type contracts. Government funded services revenues from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees. Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts. Recognition of losses on projects is taken as soon as the loss is reasonably determinable. The Company has an accrual for contract losses in the amount of $117,000 and $109,000 as of September 30, 2014 and 2013, respectively.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (continued)

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

Shipping and Handling Costs

The amounts billed for shipping and included in net revenue were approximately $67,000 and $100,000 for 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, direct project costs, supplies and other related costs. Substantially all the Contract Research segment’s cost of revenue relates to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2014 and 2013 were $12.7 million and $12.2 million, respectively. Remaining amounts are recorded within selling, general and administrative expenses on the consolidated statements of operations.

Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consists of actual costs incurred plus fees in excess of billings at provisional contract rates.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within selling, general and administrative expenses on the consolidated statements of operations. Such costs aggregated approximately $0.4 million for both the years ended September 30, 2014 and 2013. The Company’s Xcede joint venture’s policy is to capitalize patent costs, which equaled $0.1 million in 2014.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or at fair market value for acquired assets. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of assets for financial reporting purposes are as follows: building and improvements, 8 to 25 years; machinery and equipment, 5 to 20 years; office furniture and fixtures, 5 to 10 years; transportation equipment, 5 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Goodwill

The Company annually assesses goodwill impairment at the end of the fourth quarter of the fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit. The reporting units have been determined as RMD which is the Contract Research reportable segment, Dynasil Products which is the Instruments reportable segment and Hilger, which is a component of the Optics reportable segment. The Company compares the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value is less than its carrying value, then the Company performs a second step and determines the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge is recorded to earnings.

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

Intangible Assets

The Company's intangible assets consist of acquired customer relationships, trade names, acquired backlog, know-how and provisionally patented technologies. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 4 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (continued)

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs are net of accumulated amortization of $221,000 and $139,000 at September 30, 2014 and 2013, respectively. Amortization expense for the years ended September 30, 2014 and 2013 was $82,000 and $51,000, respectively. Future amortization will be $14,000 in fiscal 2015, $14,000 in fiscal 2016 and $12,000 in fiscal 2017.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended September 30, 2014 and 2013 was approximately $91,000 and $128,000, respectively.

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

The Company’s EMF subsidiary previously had a defined benefit pension plan covering hourly employees. The plan provided defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen. The Company makes contributions to the plan to satisfy minimum Employee Retirement Income Security Act (“ERISA”) funding requirements. Pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, the Company uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate.

The projected benefit obligation (PBO) is the present value of projected benefits based on service accrued through September 30, 2006 when the plan was frozen. In accordance with authoritative guidance, the Company recognizes the funded status of the plan in its financial statements and recognizes the gains or losses that arise during the period, but are not recognized as components of net periodic cost, as a component of other comprehensive income, net of tax.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (continued)

the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of September 30, 2014 and 2013, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

For the year ended September 30, 2014, 14,256 shares of common stock related to restricted stock were included in the denominator used to calculate diluted earnings per common share.

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

The computations of the weighted shares outstanding for the years ended September 30 are as follows:

	2014	2013
Weighted average shares outstanding
Basic	15,415,408	14,812,858
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	14,256	-
Dilutive Average Shares Outstanding	15,429,664	14,812,858

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2014 and 2013, approximately $665,000 and $1,315,000 or 18% and 34% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2014 and 2013, the Company's uninsured bank balances totaled $3,073,000 and $2,149,000. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (continued)

This guidance is effective for the Company beginning in fiscal 2015. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for the Company beginning in fiscal 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for the Company beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15, which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for the Company beginning in fiscal 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU; however, management does not currently believe that the Company will meet the conditions that would subject its financial statements to additional disclosure.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year financial statement presentation.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 3 – Acquisitions and Divestitures

On June 26, 2014, Dynasil and its wholly owned subsidiary Evaporated Metal Films Corp., a New York corporation (“EMF”) completed the acquisition of substantially all of the assets of DichroTec Thin Films, LLC (“DichroTec”), a New York limited liability company and manufacturer of optical thin film coatings.

Pursuant to the Asset Purchase Agreement (the “APA”) by and among Dynasil, EMF, DichroTec and Syncrolite, LLC, a Texas limited liability company and the owner of DichroTec, EMF acquired substantially all of the assets of DichroTec for approximately $500,000 in cash and 700,000 shares of Dynasil Common Stock for a total purchase price of approximately $1.7 million. The purchase price was allocated to the assets purchased which consist of $1.6 million of machinery and equipment and $0.1 million of inventory. The APA contains customary representations, warranties, covenants and indemnification provisions for these types of transactions. DichroTec reported unaudited revenue of approximately $1.9 million for the twelve months ended December 31, 2013.

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

In connection with the sales of the businesses discussed above, the Company recorded a gain of $1.3 million which is included in Income from Operations in the three months ended December 31, 2013. The businesses sold constituted substantially all of Instruments segment but did not constitute a component of the business, and therefore did not qualify to be reported as discontinued operations. The assets held for sale at September 30, 2013 included fixed assets, inventory, and intangible customer assets totaling $2.9 million offset by customer deposits of approximately $100,000.

Note 4 – Inventories

Inventories, net of reserves, at September 30, 2014 and 2013 consisted of the following:

	2014	2013
Raw Materials	$1,805,000	$2,133,000
Work-in-Process	858,000	704,000
Finished Goods	291,000	303,000
	$2,954,000	$3,140,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 5 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2014 and 2013 consist of the following:

	2014	2013
Land	$187,000	$186,000
Building and improvements	3,131,000	3,410,000
Machinery and equipment	9,771,000	7,702,000
Office furniture and fixtures	896,000	852,000
Transportation equipment	53,000	53,000
	14,038,000	12,203,000
Less accumulated depreciation	(7,520,000)	(7,429,000)
	$6,518,000	$4,774,000

Depreciation expense for the years ended September 30, 2014 and 2013 was $948,000 and $1,104,000.

Note 6 – Intangible Assets

Intangible assets at September 30, 2014 and 2013 consist of the following:

	Useful	Gross	Accumulated
September 30, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$877,000	$409,000	$468,000
Know How	15	512,000	213,000	299,000
Trade Names	Indefinite	339,000	-	339,000
Patents	20	159,000	-	159,000
Biomedical Technologies	5	260,000	142,000	118,000
		$2,147,000	$764,000	$1,383,000

	Useful	Gross	Accumulated
September 30, 2013	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$5,146,000	$2,646,000	$2,500,000
Know How	15	512,000	179,000	333,000
Trade Names	15 or Indefinite	548,000	76,000	472,000
Biomedical Technologies	5	300,000	120,000	180,000
		$6,506,000	$3,021,000	$3,485,000

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

Amortization expense for the years ended September 30, 2014 and 2013 was $175,000 and $492,000, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
Acquired Customer Base	$80,000	$80,000	$80,000	$80,000	$80,000	$68,000	$468,000
Know How	34,000	34,000	34,000	34,000	34,000	129,000	299,000
Patents	8,000	8,000	8,000	8,000	8,000	119,000	159,000
Biomedical Technologies	60,000	58,000	-	-	-	-	118,000
	$182,000	$180,000	$122,000	$122,000	$122,000	$316,000	$1,044,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 7 – Goodwill

The changes to goodwill during the years ended September 30, 2014 and 2013 are summarized as follows:

	Contract
	Research	Optics	Instruments	Total
Goodwill at September 30, 2012	$4,939,000	$1,300,000	$4,015,000	$10,254,000
Goodwill impairment on Instruments	-	-	(4,015,000)	(4,015,000)
Currency translation on Hilger Crystals	-	2,000	-	2,000
Goodwill at September 30, 2013	$4,939,000	$1,302,000	$-	$6,241,000
Goodwill impairment on Instruments	-	-	-	-
Currency translation on Hilger Crystals		6,000		6,000
Goodwill at September 30, 2014	$4,939,000	$1,308,000	$-	$6,247,000

In the second quarter of 2013, as a result of a decision to dispose of a significant portion of the Products reporting unit, the Company performed an interim impairment test of long lived assets and goodwill associated with its Dynasil Products reporting unit. Under step two of the impairment testing, the income method was used to allocate the fair values of all of the assets and liabilities of this reporting unit, with the remaining residual fair value allocated to goodwill. The result of this impairment test was to write off Product’s remaining goodwill totaling approximately $4.0 million resulting in cumulative goodwill impairment charges of approximately $6.3 million.

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

With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2014, step one of the testing determined the estimated fair value of RMD (included in the Contract Research segment) and Hilger (included in the Optics segment) reporting units exceeded their carrying value by more than 20%. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

The step one test for the RMD reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of approximately 13% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 2.5% for this reporting unit which considers industry research and management’s expectations as to the prospects for long term growth in this industry.

The step one test for the Hilger reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of 16% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 5.0% for this reporting unit which considers industry research and management’s expectations as to the prospects for long term growth in this industry.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 8 – Fair Value Measurement (continued)

The following table presents the pension plan assets financial instruments carried at fair value as of September 30, 2014 and 2013 in accordance with the fair value hierarchy:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Money Market Separate Account	$-	$327,000	$-

Total plan assets	$-	$327,000	$-

September 30, 2013
Money Market Separate Account	$-	$315,000	$-

Total plan assets	$-	$315,000	$-

In the second quarter of 2013, as a result of a decision to dispose of a significant portion of the Products reporting unit, the Company performed an interim impairment test of long lived assets and goodwill and determined that the remaining goodwill totaling $4.0 million was impaired and that $2.8 million of the $4.8 million Acquired Customer Base was also impaired.

The fair value of the Acquired Customer Base of $2.0 million was calculated using a discounted cash flow approach, which included unobservable inputs classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows were based on the Company’s operational budgets. The Company used the assistance of independent consulting firms to develop valuation assumptions.

As a result of the sales of the Gamma Medical Probe and Lead Paint businesses (see Note 3) in 2014, there are no remaining intangible assets in the Products reporting unit.

Note 9 – Debt

Current Debt Status

As of September 30, 2014, the Company is in compliance with the financial covenants included in its outstanding indebtedness.

As of September 30, 2013, the Company was in default on its outstanding indebtedness of approximately $9.8 million, consisting of approximately $6.8 million of senior debt owed to Santander Bank, N.A. (“Santander”) and approximately $3.0 million of subordinated debt owed to Massachusetts Capital Resource Company (“MCRC”). On May 1, 2014, the Company entered into a new loan agreement with Middlesex Savings Bank (“Middlesex”). Upon the closing of the loan, the Company repaid the remaining amount owed to Santander and the accrued but unpaid interest due to MCRC through April 30, 2014. MCRC issued a waiver to the Company for prior covenant violations. As a result, the Company is no longer in default of any of its loan obligations and has reclassified the subordinated debt to a long term liability based on its terms.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 9 – Debt (continued)

Bank Debt

The Company entered into a loan and security agreement (the “Bank Loan Agreement”) and line of credit note (the “Note”) with Middlesex dated May 1, 2014 pursuant to which it agreed to provide up to $4 million, subject to the availability restrictions described below, under a revolving line of credit loan to the Company for general corporate purposes. The Bank Loan Agreement provides that the loan expires on May 1, 2017, at which time all outstanding principal and unpaid interest shall become due and payable.

The Bank Loan Agreement and the Note are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) sixty-five percent (65%) of Dynasil’s equity interests in its UK subsidiary, Hilger Crystals, Ltd. Under the Note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory. The interest rate under the Note is equal the Prime Rate, but in no event less than 3.25%.

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil, at the close of each fiscal quarter, to maintain a Debt Service Coverage ratio, as defined, of at least 1.20 to 1.00 on a trailing four quarter basis.

The Bank Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy, change of management, as defined and the occurrence of a material adverse change, as defined. As a result of the material adverse change clause, the line of credit is classified as a current liability.

Subordinated Debt

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with Massachusetts Capital Resource Company (“MCRC”). Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3,000,000 subordinated note (the “Subordinated Note”) for a purchase price of $3,000,000.

The Subordinated Note matures on July 31, 2017, unless accelerated pursuant to an event of default. The Subordinated Note bears interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment was due and paid on August 31, 2012. Under the terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company will redeem, without premium, $130,000 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

Other Debt

The Company’s Optometrics Corporation subsidiary entered into notes payable with two government entities for up to $500,000 of financing in connection with the purchase of certain equipment. The notes bear interest at 5% to 5.25% and are repayable in monthly installments over a five year period.

The Company’s Xcede joint venture raised $1.4 million through the issuance of convertible notes which bear interest at 5%, due on demand after June 30, 2015. The notes are convertible into equity of Xcede at a 20% discount to the first equity financing of Xcede of at least $3.0 million.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 9 – Debt (continued)

Debt at September 30, 2014 and 2013 is summarized as follows:

	2014	2013
Note payable to Middlesex Savings Bank for revolving line of credit. The note expires May, 2017 at which time all outstanding principal and unpaid interest shall become due and payable. The interest rate is equal the Prime Rate, but in no event less than 3.25%. The rate at September 30, 2014 was 3.25% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	$2,122,000	$-

Note payable to Town of Ayer Industrial Development Finance Authority (Ayer) for an equipment line of credit made with Dynasil subsidiary Optometrics. The note payable to Ayer will be amortized over ten years with a balloon payment at five years from the date of the note. The interest rate is 5.00%. The note is secured by an interest in the equipment purchased with the line.	191,000	-

Note payable to Massachusetts Development Finance Agency (MBDC) for promissory note made with Dynasil subsidiary Optometrics. The note payable to MBDC is in monthly installments of $6,000 for principal and interest through March, 2019. The interest rate is 5.25%. The note is secured by an interest in substantially all of Optometric's personal property.	298,000	-

Convertible notes issued by Xcede, a 90% owned subsidiary, payable on demand after June 30, 2015. The interest rate is 5.00%. The notes are convertible into equity in Xcede upon completion of an equity financing raising $3,000,000, inclusive of the convertible notes and interest.	1,433,000	-

Note payable to Bank in monthly installments of $107,143 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate is fixed at 5.58% for the life of the loan, and the note is secured by substantially all assets.	-	4,929,000

Note payable to Bank in monthly installments of $47,619 through July, 2015 followed by a balloon payment of the remaining principal amount. The interest rate is floating based on one month LIBOR plus 3.5%. The rate at September 30, 2013 was 3.68%. The rate at September 30, 2012 was 3.79%, and the note is secured by substantially all assets.	-	1,890,000

Subordinated note payable to Masschusetts Capital Resource Corporation in monthly installments of $25,000 through July, 2015 for interest only, followed by monthly payments of interest and principal through July 2017. The interest rate is fixed at 10.00% for the life of the loan.	3,000,000	3,000,000
Total Debt	$7,044,000	$9,819,000
Less current portion	(2,329,000)	(9,819,000)
Less convertible notes	(1,433,000)	-
Long term portion	$3,282,000	$-

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 9 – Debt (continued)

The aggregate maturities of debt based on the payment terms of the agreement are as follows:

For the years ending on September 30:
2015	$1,640,000
2016	1,646,000
2017	3,511,000
2018	89,000
2019	158,000
$7,044,000

Note 10 – Income Taxes

Income (loss) before the provision (benefit) for income taxes consists of the following:

	2014	2013
US	$1,724,000	$(8,676,000)
Foreign	258,000	(354,000)
Total	$1,982,000	$(9,030,000)

The provision (credit) for income taxes in the accompanying consolidated financial statements consists of the following:

	2014	2013
Current
Federal	$-	$(216,000)
State	68,000	48,000
Foreign	(82,000)	(23,000)
	$(14,000)	$(191,000)

Deferred
Federal	$-	$-
State	-	-
Foreign	(7,000)	(112,000)
	(7,000)	(112,000)
Income tax credit	$(21,000)	$(303,000)

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 10 – Income Taxes (continued)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	2014	2013
Tax due at statutory rate	34.00%	34.00%

State tax provision, net of federal	9.43%	4.96%
Valuation allowance	(28.63)%	(35.28)%
Foreign tax credits	(12.88)%	0.05%
Foreign rate differential and other	(3.04)%	(0.38)%
Total	(1.12)%	3.35%

Net deferred tax assets (liabilities) consisted of the following at September 30, 2014:

	Domestic	Foreign	Worldwide

Credits	$1,496,000	$-	$1,496,000
NOLs	2,295,000	37,000	2,332,000
Stock compensation	492,000	-	492,000
Accruals	394,000	-	394,000
Other	114,000	-	114,000
Gross deferred tax assets	4,791,000	37,000	4,828,000

Valuation allowance	(4,238,000)	-	(4,238,000)
Deferred tax assets, net	553,000	37,000	590,000

Depreciation	(495,000)	(62,000)	(557,000)
Intangibles	(58,000)	(161,000)	(219,000)
Other	-	(18,000)	(18,000)
Gross deferred tax liabilities	(553,000)	(241,000)	(794,000)

Net deferred tax asset (liability)	$-	$(204,000)	$(204,000)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2013:

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 10 – Income Taxes (continued)

	Domestic	Foreign	Worldwide

Credits	$1,473,000	$-	$1,473,000
NOLs	243,000	36,000	279,000
Stock compensation	338,000	-	338,000
Accruals	541,000	-	541,000
Intangibles	2,565,000	-	2,565,000
Other	233,000	-	233,000
Gross deferred tax assets	5,393,000	36,000	5,429,000

Valuation allowance	(4,849,000)	-	(4,849,000)
Deferred tax assets, net	544,000	36,000	580,000

Depreciation	(544,000)	(71,000)	(615,000)
Intangibles	-	(98,000)	(98,000)
Gross deferred tax liabilities	(544,000)	(169,000)	(713,000)

Net deferred tax asset (liability)	$-	$(133,000)	$(133,000)

In assessing the ability to realize the net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and projections of future taxable income, to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the Company’s current losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets. The net change in the valuation allowances for the years ending September 30, 2014 and 2013 was ($0.6 million) and $3.1 million, respectively.

As of September 30, 2014, the Company has federal net operating losses of $5.2 million. As of September 30, 2013, the Company has no federal net operating losses. As of September 30, 2014 and 2013, the Company has state net operating losses of $9.3 million and $4.2 million, respectively. The state net operating losses begin expiring in 2031. At September 30, 2014 and 2013, the Company has foreign net operating loss carryforwards of approximately $183,000 and $182,000, respectively which can be carried forward indefinitely.

As of September 30, 2014 and 2013, the Company has federal research credits of $1.4 million and $1.3 million, respectively. The federal credits begin expiring in fiscal year 2028. As of September 30, 2014 and 2013, the Company has state research credits of $138,000 and $148,000, respectively. The state credits begin expiring in fiscal year 2023.

As of September 30, 2014 and 2013, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and the United Kingdom. At September 30, 2014, domestic tax years from fiscal 2011 through fiscal 2014 remain open to examination by the taxing authorities and tax years 2013 and 2014 remain open in the United Kingdom.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 11 – Stockholders’ Equity

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996, 1999 and 2010 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock. The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum number of shares of common stock which may be issued under the 2010 Stock Incentive Plan is 6,000,000, of which 3,862,843 and 3,868,124 shares of common stock are available for future purchases under the plan at September 30, 2014 and 2013, respectively. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2017.

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

A summary of stock option activity for the years ended September 30, 2014 and 2013 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2012	794,483	3.34	1.75
Outstanding and exercisable at September 30, 2012	794,483	3.34	1.75
Granted	-	-
Exercised	-	-
Cancelled	(163,951)	3.39
Balance at September 30, 2013	630,532	3.33	1.06
Outstanding and exercisable at September 30, 2013	630,532	3.33	1.06
Granted	-	-
Exercised	-	-
Cancelled	(200,000)	2.00
Balance at September 30, 2014	430,532	3.33	0.31
Outstanding and exercisable at September 30, 2014	430,532	3.33	0.31

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 11 – Stockholders’ Equity (continued)

Stock options outstanding at September 30, 2014 are described as follows:

Outstanding Stock Options at September 30, 2014
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$3.03 - 3.99	115,730	0.74	$3.16	115,730	$3.16
4.00 - 4.99	275,000	0.28	4.00	275,000	4.00
5.00 - 5.99	29,528	0.28	5.53	29,528	5.53
6.00 - 6.65	10,274	0.42	6.65	10,274	6.65
$3.03 - 6.65	430,532	0.31	$3.33	430,532	$3.33

During the years ended September 30, 2014 and 2013, no stock options were granted nor exercised. During the years ended September 30, 2014 and 2013, no stock options vested. The intrinsic value of the options outstanding and the exercisable options at September 30, 2014 and 2013 was $0 and $0, respectively, as the market price was below the exercise prices.

Stock compensation expense for the years ended September 30, 2014 and 2013 is presented below:

Stock Compensation Expense	2014	2013
Stock Grants	$270,000	$231,000
Restricted Stock Grants	195,000	174,000
Option Grants	-	10,000
Employee Stock Purchase Plan	2,000	3,000
Total	$467,000	$418,000

At September 30, 2014 there was approximately $22,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of five months.

A summary of restricted stock activity for the year ended September 30, 2014 and 2013 is presented below:

Restricted Stock Activity for the Year ended September 30, 2014	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2013	423,168	$0.74

Granted	6,000	$1.36
Vested	(375,168)	$0.71
Cancelled	-	$-
Nonvested and expected to vest at September 30, 2014	54,000	$1.04

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 11 – Stockholders’ Equity (continued)

Restricted Stock Activity for the Year ended September 30, 2013	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2012	127,834	$1.92

Granted	404,000	$0.67
Vested	(84,666)	$1.38
Cancelled	(24,000)	$3.59
Nonvested and expected to vest at September 30, 2013	423,168	$0.74

Employee Stock Purchase Plan

On September 28, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan. The existing plan was amended to extend the termination date to September 28, 2020. The Employee Stock Purchase Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 154,643 and 284,858 shares have been issued as of September 30, 2014 and 2013, respectively.

On December 16, 2011, the Company amended the Amended and Restated Employee Stock Purchase Plan to change the maximum dollar amount of stock able to be purchased through the Plan by any employee per calendar year from $5,000 to $20,000 per calendar year. During the years ended September 30, 2014 and 2013, 10,499 shares and 28,622 shares of common stock were issued under the Plan for aggregate purchase prices of $13,345 and $20,335, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 12 – Retirement Plans

401(k) Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”). Pursuant to the 401k Plans, employees may contribute up to the maximum amount allowed by the 401k Plans or by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company made contributions to the plans during both the years ended September 30, 2014 and 2013 of approximately $79,000.

Defined Benefit Pension Plan

Pension Obligations

EMF has a defined benefit pension plan (the “Plan”) covering hourly employees. The Plan provides defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen.

The changes in benefit obligations and plan assets under the Plan were as follows as of and for the years ended September 30, 2014 and 2013:

Change in benefit obligation:	2014	2013
Benefit obligation at beginning of fiscal year	$565,000	$641,000
Service costs	-	-
Interest costs	27,000	24,000
Benefits paid	(31,000)	(10,000)
Actuarial losses (gain)	84,000	(90,000)
Benefit obligation at end of fiscal year	$645,000	$565,000

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$315,000	$295,000
Actual return on plan assets	(1,000)	(20,000)
Employer contribution	44,000	50,000
Expenses paid	(20,000)	-
Benefits paid	(11,000)	(10,000)
Fair value of plan assets at end of year	$327,000	$315,000

Unfunded status at end of year	$(318,000)	$(250,000)

The unfunded amounts above are recognized as long-term liabilities in the consolidated balance sheets at September 30, 2014 and 2013. The actuarial loss (gain) amounts above are recognized in accumulated other comprehensive income in the consolidated balance sheets at September 30, 2014 and 2013.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 12 – Retirement Plans (continued)

The following table summarizes the Plan, which has a projected benefit obligation that exceeds plan assets:

	2014	2013
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$645,000	$565,000
Fair value of plan assets	327,000	315,000

Because the Plan is frozen, the accumulated benefit obligation is the same as the projected benefit obligation.

The following table summarizes the components of the net periodic pension cost at September 30, 2014 and 2013:

	2014	2013
Interest cost	$27,000	$24,000
Expected return on assets	11,000	11,000
Amortization of net loss	7,000	12,000
Net periodic pension cost	$45,000	$47,000

Assumptions

Weighted-average assumptions used to determine benefit obligations at September 30, 2014 and 2013 were:

	2014	2013
Discount rate	4.25%	4.75%
Expected return on plan assets	2.60%	2.60%
Rate of compensation increase	not applicable	not applicable

The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the Plan and the long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated expected real rates.

Plan Termination

On December 1, 2014, the Company terminated and settled its pension liability with each of the remaining participants in the Plan. The total benefit payments made upon termination were $675,000 and the actual plan assets at the date of termination were $320,000. The Company funded and expensed the difference of $355,000 upon settlement of the Plan. See Note 18 – Subsequent Events.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 13 - Related Party Transactions

During the year ended September 30, 2013, building lease payments of $69,000 were paid to Optometrics Holdings, LLC in which Laura Lunardo, Optometrics’ COO had a 50% interest. Ms. Lunardo sold her interest in the building in May of 2013.

During the years ended September 30, 2014 and 2013, building lease payments of $924,000 and $889,000, respectively were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family. Dr. Entine is a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock.

Dr. William Hagan provides consulting services to RMD through his consulting company, Hagan & Associates LLC (“H&A”). During the years ended September 30, 2014 and 2013, H&A was paid approximately $13,000 and $36,000, respectively, in fees. This consulting arrangement is expected to continue into the future.

In 2013 and 2012, the Company was awarded grants from the National Institutes of Health and the Department of Defense to develop new and improved monitors to detect blood loss and potentially fatal hemorrhage in trauma victims. The Company has used the Mayo Clinic in Rochester, MN as its primary subcontractor to conduct animal and human trials with respect to these grants. Dr. Michael J. Joyner of the Mayo Clinic is a co-investigator under these grants. He is also a member of the Company's Board of Directors. In fiscal year 2014 and 2013, the Mayo Clinic received approximately $500 and $35,000, respectively, under these grants. A small fraction of Dr. Joyner’s Mayo salary is charged to these grants. The subcontract awards to, and the work performed by, the Mayo Clinic are administered by the Mayo Foundation for Medical Education and Research and adheres to the approval and conflicts-of-interest policies of both the Mayo Clinic and the Company.

In October, 2013, the Company’s subsidiary, Dynasil Biomedical, formed Xcede Technologies, Inc., a joint venture with Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Mr. Sulick and family members, Mr. Fox, Dr. Joyner, Dr. Hagan and Dr. Entine’s Family Trust, invested $350,000, $100,000, $35,000, $25,000 and $100,000, respectively, in Xcede and were issued convertible promissory notes in those original principal amounts which accrue interest at the rate of 5% per annum. The notes are demand notes maturing on June 30, 2015 unless previously converted based on a 20% discount to an Xcede equity raise equal to at least 3.0 million or, at the option of the holder, into common stock based on a $5.0 million valuation. As of September 30, 2014, Mr. Sulick and family’s notes are convertible into 249,941 shares, or 4.58%, Mr. Fox’s notes are convertible into 71,939 shares, or 1.32%, Dr. Joyner’s notes are convertible into 25,574 shares, or 0.47%, Dr. Hagan’s notes are convertible into 17,977 shares, or 0.33%, and Dr. Entine’s notes are convertible into 70,781 shares, or 1.30%, of Xcede’s outstanding common stock.

Upon the closing of a capital stock financing, as defined, the outstanding principal amount of the notes plus all accrued but unpaid interest on the notes will be converted into shares of the same capital stock sold in the capital stock financing at a 20% discount to the price per share of that capital stock financing. Alternatively, at any time prior to a capital stock financing the note holders can convert at their option into common stock based on a $5 million valuation.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 14 – Lease Agreements

Capital Leases

The Company has entered into long-term capital lease agreements for purchases of various computer and telephone equipment at a weighted average interest rate of 7.6%. At September 30, 2014 and 2013, the remaining principal payments due under all capital leases were $229,000 and $357,000, respectively. Aggregate minimum annual principal obligations at September 30, 2014, under non-cancelable leases are as follows:

	2015	2016	2017	2018	2019	Total

Capital Lease Obligations	$134,000	$60,000	$24,000	$11,000	$-	$229,000

Property Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2025. One of the Company’s facilities is leased from a company controlled by the former owner of RMD, who is also a former director of the Company and the former President of the RMD subsidiary. This building is leased as a month-to-month tenancy and will continue until terminated by either the Company with not less than six months’ prior written notice or the facility’s owner with not less than three years’ prior written notice. Rent expense for the years ended September 30, 2014 and 2013 amounted to $1.4 million and $1.2 million, respectively. Future non-cancelable minimum lease payments under property leases as of September 30, 2014 are as follows:

Years ending September 30,

2015	$960,000
2016	484,000
2017	493,000
2018	296,000
2019	91,000
thereafter	531,000

Note 15 - Vendor Concentration

The Company purchased $2.6 million and $1.2 million respectively, of its raw materials from one supplier during the years ended September 30, 2014 and 2013. As of September 30, 2014 and 2013, amounts due to that supplier included in accounts payable were $263,000 and $15,000, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 16 – Supplemental Disclosure of Cash Flow Information

	2014	2013
Cash Paid during the year for:
Interest	$933,000	$548,000

Income taxes	16,000	60,000

Non cash activities:
Assets purchased under capital leases	$-	$433,000

Assets acquired	1,739,000	-
Less: common shares issued in acquisition	1,239,000	-
Cash paid in acquisition	$500,000

Note 17 – Segment, Customer and Geographical Reporting

Segment Financial Information

Operating segments are based upon Dynasil’s internal organizational structure, the manner in which the operations are managed, the criteria used by the Chief Operating Decision Makers (CODM) to evaluate segment performance and the availability of separate financial information. Dynasil reports four reportable segments: contract research (“Contract Research”), optics (“Optics”), instruments (“Instruments”) and biomedical (“Biomedical”). Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Optics segment manufactures optical materials, components and coatings. The Instruments segment manufactured specialized instruments used in various applications in the medical, industrial, and homeland security/defense sectors until substantially all its businesses were sold in the first quarter of fiscal year 2014. The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. Dynasil Biomedical holds the common stock of the Xcede joint venture which is developing a tissue sealant technology and currently has no other operations. The Company’s segment information is summarized below:

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 17 – Segment, Customer and Geographical Reporting (continued)

Results of Operations for the Fiscal Year Ended September 30,

2014

	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$21,935,000	$19,590,000	$773,000	$11,000	$42,309,000
Gross Profit	9,301,000	7,100,000	318,000	11,000	16,730,000
GM %	42.4%	36.2%	41.1%	100.0%	39.5%
SG&A	8,546,000	5,482,000	527,000	778,000	15,333,000
Gain on sale of assets	-	-	1,297,000	-	1,297,000
Operating Income (Loss)	755,000	1,618,000	1,087,000	(765,000)	2,695,000

Depreciation and Amortization	280,000	781,000	2,000	60,000	1,123,000
Capital expenditures	12,000	1,326,000	-	110,000	1,448,000

Intangibles, Net	299,000	854,000	-	230,000	1,383,000
Goodwill	4,939,000	1,308,000	-	-	6,247,000
Total Assets	$8,857,000	$16,019,000	$313,000	$1,188,000	$26,377,000

Results of Operations for the Fiscal Year Ended September 30,

2013

	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$21,889,000	$15,564,000	$5,105,000	$195,000	$42,753,000
Gross Profit	9,822,000	5,647,000	2,422,000	195,000	18,086,000
GM %	44.9%	36.3%	47.4%	100.0%	42.3%
SG&A	9,345,000	5,624,000	3,487,000	970,000	19,426,000
Impairment of goodwill & long-lived assets	-	-	6,829,000	-	6,829,000
Operating Income (Loss)	477,000	23,000	(7,894,000)	(775,000)	(8,169,000)

Depreciation and Amortization	317,000	765,000	454,000	60,000	1,596,000
Capital expenditures	32,000	506,000	7,000	-	545,000

Intangibles, Net	333,000	882,000	2,090,000	180,000	3,485,000
Goodwill	4,939,000	1,302,000	-	-	6,241,000
Total Assets	$9,831,000	$12,380,000	$4,254,000	$212,000	$26,677,000

Customer Financial Information

For the years ended September 30, 2014 and 2013, the top three customers for the Contract Research segment were each various agencies of the U.S. Government. For the years ended September 30, 2014 and 2013, these customers made up 68.9% and 57.3%, respectively, of Contract Research revenue.

For the Optics segment, there was one customer whose revenue represented 11.1% and 4.8% of the total segment revenues for the years ended September 30, 2014 and 2013.

For the Instruments segment, there was one customer whose revenue represented 9.5% and 18.1%, respectively, of the Instruments segment revenue in the years ended September 30, 2014 and 2013.

For the Biomedical segment, there was one customer whose revenue represented 100% of the revenue for the years ended September 30, 2014 and 2013.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

Note 17 – Segment, Customer and Geographical Reporting (continued)

Geographic Financial Information

Revenues by geographic location in total and as a percentage of total revenue, for the years ended September 30, 2014 and 2013 are as follows:

	2014		2013
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$33,936,000	80%	$35,018,000	82%
Europe	3,001,000	7%	3,719,000	9%
Other	5,372,000	13%	4,016,000	9%
	$42,309,000	100%	$42,753,000	100%

Note 18 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were released.

On December 1, 2014, the Company terminated and settled its pension liability with each of the remaining participants in the Plan. The total benefit payments made upon termination were $675,000 and the actual plan assets at the date of termination were $320,000. The Company funded and expensed the difference of $355,000 upon settlement of the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our management concluded that as of September 30, 2014, these disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on its assessment of the effectiveness in internal control over financial reporting as of September 30, 2014, our management concluded that our internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

We have adopted a Code of Conduct that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Conduct is posted in the “Investor Information—Corporate Governance” section of our website, www.dynasil.com.

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

(a) (1) The financial statements are included under Part II, Item 8 of this Report.

(2) Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and the notes thereto.

(3) EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

2.01 Asset Purchase Agreement, dated July 1, 2008 between the Company, RMD Instruments Corp, RMD Instruments, LLC, Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed as Exhibit 10.1 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

2.02 Plan of Merger, dated July 1, 2008 by and among the Company, RMD Acquisition Sub, Inc., Radiation Monitoring Devices, Inc., Gerald Entine 1988 Family Trust, Fritz Wald and Doris Wald, and Jacob H. Paster, filed as Exhibit 10.2 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

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

3.02 Certificate of Merger of Foreign Corporation into a Domestic Corporation, dated February 29, 2008, filed as Exhibit 3.02 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.03 Certificate of Amendment of Certificate of Incorporation, dated March 6, 2008, filed as Exhibit 3.03 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.04 Certificate of Amendment of Certificate of Incorporation, dated February 26, 2009, filed as Exhibit 3.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

3.05 Certificate of Designation of Preferred Stock of Dynasil Corporation of America, dated March 27, 2009, filed as Exhibit 3.05 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.06 Bylaws of the Company, filed as Exhibit B to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

10.01* Employment Agreement of Richard Johnson, dated November 30, 2009, filed as Exhibit 10. 1 to Form 8-K filed on December 1, 2009 and incorporated herein by reference.

10.02* 2010 Stock Incentive Plan, filed as Exhibit 99 to the Definitive Proxy Statement filed on January 5, 2010 and incorporated herein by reference.

10.03 Subordinated Term Loan Note with RMD Instruments, LLC, dated September 30, 2008, filed as Exhibit 10.1 to Form 8-K filed on October 6, 2008 and incorporated herein by reference.

10.04 Amendment to Subordinated Term Loan Note with RMD Instruments, LLC, dated December 19, 2008, filed as Exhibit 10.07 to Form 10-KSB filed on December 30, 2008 and incorporated herein by reference.

10. 05 Amendment to Subordinated Term Note with RMD Instruments, LLC dated May 11, 2009, filed as Exhibit 10.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

10.06 Loan and Security Agreement by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.07 Revolving Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.08 Loan and Security Agreement between the Company and Santander Bank, N.A., dated July 7, 2010, filed as Exhibit 10.1 to Form 8-K filed on July 14, 2010 and incorporated herein by reference.

10.09 Amendment No. 1 To Loan and Security Agreement between the Company and Santander Bank, dated April 1, 2011, filed as Exhibit 10.1 to Form 10-Q filed on May 16, 2011 and incorporated herein by reference.

10.10 Amendment No. 2 To Loan and Security Agreement between the Company and Santander Bank, dated April 12, 2012, filed as Exhibit 10.1 to Form 8-K filed on April 13, 2012 and incorporated herein by reference.

10.11 Amendment No. 3 to Loan and Security Agreement between the Company and Santander Bank, dated June 29, 2012, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2012 and incorporated herein by reference.

10.12 Amendment No. 4 to Loan and Security Agreement between the Company and Sovereign Bank, dated September 26, 2013, filed as Exhibit 10.16 to Form 10-K filed on December 20, 2013 and incorporated herein by reference.

10.13 A Waiver Letter Agreement between the Company and Santander Bank, dated June 29, 2012, filed as Exhibit 10.2 to Form 8-K filed on July 5, 2012 and incorporated herein by reference.

10.14 Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated July 31, 2012, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012 and incorporated herein by reference.

10.15 Amendment No. 1 to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated September 26, 2013, filed as Exhibit 10.19 to Form 10-K filed on December 20, 2013 and incorporated herein by reference.

10.16 Lease Agreement between Dynasil Corporation of America and Optometrics Holding LLC, dated March 8, 2005, filed as Exhibit 2.2 to Form 8-K filed on May 24, 2005 and incorporated herein by reference.

10.17 Lease Agreement between RMD Instruments, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.18 Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.19* Amended and Restated Employee Stock Purchase Plan dated December 16, 2011, filed as Appendix A to Definitive Proxy Statement filed January 11, 2012 and incorporated herein by reference.

10.20 Omnibus Amendment to Leases, dated December 6, 2012, filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012 and incorporated herein by reference.

10.21* Employment Letter dated January 4, 2013 between the Company and Thomas Leonard, filed as Exhibit 10.1 to Form 8-K filed on January 10, 2013 and incorporated herein by reference.

10.22* Restricted Stock Award Agreement dated June 10, 2013 between the Company and Peter Sulick, filed as Exhibit 10.1 to Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.23 Asset Purchase Agreement by and among the Company and RMD Instruments Corp. and Protec Instrument Corporation, dated as of November 7, 2013, filed as Exhibit 10.27 to Form 10-K, filed on December 20, 2013 and incorporated herein by reference.

10.24 Asset Purchase Agreement by and among Dilon Technologies, Inc, RMD Instruments Corp. and the Company, dated December 23, 2013, filed as Exhibit 10.1 to Form 10-Q filed on February 12, 2014 and incorporated herein by reference.

10.25 Asset Purchase Agreement by and among Evaporated Metal Films Corporation, the Company, DichroTec Thin Films, LLC and Syncrolite, LLC, dated June 26, 2014, filed as Exhibit 10.01 to Form 10-Q filed on August 13, 2014 and incorporated herein by reference.

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

99.1 Press release, dated December 16, 2014 issued by Dynasil Corporation of America announcing the filing of its Annual Report on Form 10-K, filed herewith.

101** The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and September 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended September 30, 2014 and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

 _____________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynasil Corporation of America

BY:	/s/ Peter Sulick
Peter Sulick, President and CEO (Principal Executive Officer)

DATED: December 16, 2014

____________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

BY: /s/ Thomas C. Leonard	CFO (Principal Financial and	December 16, 2014
Thomas C. Leonard	Accounting Officer)

BY: /s/ Peter Sulick	Chairman of the Board of Directors,	December 16, 2014
Peter Sulick	President, CEO
(Principal Executive Officer)

BY: /s/ Craig Dunham	Director	December 16, 2014
Craig Dunham

BY: /s/ Lawrence Fox	Director	December 16, 2014
Lawrence Fox

BY: /s/ William K. Hagan	Director	December 16, 2014
William K. Hagan

BY: /s/ Michael Joyner	Director	December 16, 2014
Michael Joyner

BY: /s/ David Kronfeld	Director	December 16, 2014
David Kronfeld

BY: /s/ Alan Levine	Director	December 16, 2014
Alan Levine

