Form 10-K/A
period 2014-09-30
DYNASIL CORP OF AMERICA
filed 2014-12-23
CIK 30831

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

Explanatory Note

We are filing this Form 10-K/A Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 16, 2014 (the “Original Filing”), solely to provide the conformed signature of our independent registered public accounting firm that was inadvertently omitted from the Report of Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm included with the Original Filing. This Amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.

This Amendment should be read in conjunction with the Original Filing. Except as specifically noted above, this Amendment does not amend, modify or update any financial statements or other disclosures contained in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the Original Filing on December 16, 2014.

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

/s/ McGladrey LLP

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

