Form 10-Q
period 2014-12-31
DYNASIL CORP OF AMERICA
filed 2015-02-17
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

As of February 6, 2015 there were 16,401,983 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2014	2014

ASSETS

Current Assets
Cash and cash equivalents	$2,504,000	$3,842,000
Accounts receivable, net of allowances of $304,000 and $299,000 at December 31, 2014 and September 30, 2014, respectively	3,338,000	3,240,000
Costs in excess of billings and unbilled receivables	1,291,000	1,235,000
Inventories, net of reserves	2,941,000	2,954,000
Prepaid expenses and other current assets	1,348,000	861,000
Total current assets	11,422,000	12,132,000

Property, Plant and Equipment, net	6,515,000	6,518,000

Other Assets
Intangibles, net	1,271,000	1,383,000
Goodwill	6,171,000	6,247,000
Deferred financing costs, net	36,000	39,000
Security deposits	58,000	58,000
Total other assets	7,536,000	7,727,000

Total Assets	$25,473,000	$26,377,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$3,021,000	$2,329,000
Capital lease obligations, current	152,000	134,000
Convertible notes	1,451,000	1,433,000
Accounts payable	1,251,000	1,602,000
Deferred revenue	29,000	103,000
Accrued expenses and other liabilities	2,398,000	2,503,000
Total current liabilities	8,302,000	8,104,000

Long-term Liabilities
Long-term debt, net of current portion	2,871,000	3,282,000
Capital lease obligations, net of current portion	80,000	95,000
Pension liability	-	318,000
Deferred tax liability	251,000	264,000
Other long-term liabilities	37,000	-
Total long-term liabilities	3,239,000	3,959,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	December 31,	September 30,
	2014	2014

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,175,191 and 17,140,182 shares issued, 16,365,031 and and 16,330,022 shares outstanding at December 31, 2014 and September 30, 2014, respectively.	9,000	9,000
Additional paid in capital	19,246,000	19,195,000
Accumulated other comprehensive income	222,000	98,000
Accumulated deficit	(4,466,000)	(3,933,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	14,025,000	14,383,000
Noncontrolling interest	(93,000)	(69,000)
Total stockholders' equity	13,932,000	14,314,000

Total Liabilities and Stockholders' Equity	$25,473,000	$26,377,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	December 31,
	2014	2013
Net revenue	$9,611,000	$10,712,000
Cost of revenue	6,018,000	6,261,000
Gross profit	3,593,000	4,451,000
Operating expenses:
Sales and marketing	365,000	397,000
Research and development	375,000	347,000
General and administrative	3,467,000	3,280,000
Gain on sale of assets	(185,000)	(1,187,000)

Total operating expenses	4,022,000	2,837,000
Income (loss) from operations	(429,000)	1,614,000
Interest expense, net	125,000	213,000
Income (loss) before taxes	(554,000)	1,401,000
Income tax (credit)	3,000	(44,000)
Net income (loss)	(557,000)	1,445,000
Less: Net loss attributable to noncontrolling interest	(24,000)	(13,000)
Net income (loss) attributable to common stockholders	$(533,000)	$1,458,000

Net income (loss)	$(557,000)	$1,445,000
Other comprehensive income (loss):
(Increase) decrease in pension liability	318,000	-
Foreign currency translation	(194,000)	37,000
Total comprehensive income (loss)	$(433,000)	$1,482,000

Basic net income (loss) per common share	$(0.03)	$0.10
Diluted net income (loss) per common share	$(0.03)	$0.10

Weighted average shares outstanding
Basic	16,300,902	15,021,757
Diluted	16,300,902	15,281,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interest	Equity
Balance, September 30, 2014	17,140,182	$9,000	$19,195,000	$98,000	$(3,933,000)	810,160	$(986,000)	$(69,000)	$14,314,000
Issuance of shares of common stock under employee stock purchase plan	2,831	-	3,000	-	-	-	-	-	3,000

Stock-based compensation costs	41,820	-	65,000	-	-	-	-	-	65,000

Adjustment for escrow settlement	(9,642)	-	(17,000)	-	-	-	-	-	(17,000)

Settlement of pension obligation, net of tax	-	-	-	318,000	-	-	-	-	318,000

Foreign currency translation adjustment	-	-	-	(194,000)	-	-	-	-	(194,000)

Net income (loss)	-	-	-	-	(533,000)	-	-	(24,000)	(557,000)
Balance, December 31, 2014	17,175,191	$9,000	$19,246,000	$222,000	$(4,466,000)	810,160	$(986,000)	$(93,000)	$13,932,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(557,000)	$1,445,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	65,000	120,000
Foreign exchange loss (gain)	(23,000)	7,000
Gain on sale of assets	(185,000)	(1,187,000)
Depreciation and amortization	293,000	266,000
Pension expense	318,000	-
Other	(35,000)	12,000
Other changes in assets and libilities:
Accounts receivable, net	(79,000)	600,000
Inventories	12,000	(224,000)
Costs in excess of billings and unbilled receivables	(56,000)	(755,000)
Prepaid expenses and other assets	(469,000)	(219,000)
Accounts payable	(360,000)	(9,000)
Accrued expenses and other liabilities	(438,000)	274,000
Deferred revenue	(76,000)	(167,000)
Net cash from operating activities	(1,590,000)	163,000

Cash flows from investing activities:
Proceeds from sale of assets	244,000	4,357,000
Purchases of property, plant and equipment	(244,000)	(131,000)
Net cash from investing activities	0	4,226,000

Cash flows from financing activities:
Proceeds from issuance of common stock	3,000	4,000
Payment of debt issuance costs	-	(1,000)
Net proceeds from issuance of convertible notes	18,000	378,000
Principal payments on capital leases	(33,000)	(30,000)
Proceeds from short and long-term debt	300,000	-
Payments on long-term debt	(19,000)	(4,389,000)
Net cash from financing activities	269,000	(4,038,000)

Effect of exchange rates on cash and cash equivalents	(17,000)	(32,000)

Net change in cash and cash equivalents	(1,338,000)	319,000

Cash and cash equivalents, beginning	$3,842,000	$2,437,000
Cash and cash equivalents, ending	$2,504,000	$2,755,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$73,000	$67,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2014, the consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2014 and 2013, changes in stockholders’ equity for the three months ended December 31, 2014 and cash flows for the three months ended December 31, 2014 and 2013 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of December 31, 2014, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Acquisitions and Divestitures

On June 26, 2014, the Company and its wholly owned subsidiary, Evaporated Metal Films Corp. (“EMF”) acquired substantially all the assets of DichroTec Thin Films, LLC (“DichroTec”), a manufacturer of optical thin film coatings. The total purchase price paid of $1.7 million, consisting of approximately $0.5 million in cash and 690,000 shares of Dynasil common stock, was allocated primarily to machinery and equipment. DichroTec reported unaudited revenues of approximately $1.9 million for the twelve months ended December 31, 2013.

On November 7, 2013, the Company sold its Lead Paint detector business to Protec Instrument Corporation (“Protec”), a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the Company’s lead paint detector products. The sales price totaled approximately $1.2 million, including the assumption of certain liabilities of the Company by Protec. On December 23, 2013, the Company sold its Gamma Medical Probe business to Dilon Technologies, Inc., a Delaware corporation (“Dilon”), for $3.5 million, the assumption of certain liabilities of the Company, and a possible contingent payment. The Agreement also provided for $250,000 of the proceeds to be deposited in escrow for a year, which amount is included in accounts receivable in the Consolidated Balance Sheet. The Lead Paint Detector and Gamma Medical Probe businesses together comprised substantially all of the operating assets of the Company’s Instrument segment. The Company used $3.9 million of the proceeds from the two sale transactions to reduce its indebtedness to Santander Bank, N.A., its former lender.

In connection with the sales of the two businesses, the Company recorded a gain of $1.2 million which is included in Income from Operations in the three months ended December 31, 2013. The businesses sold constituted substantially all of the Instruments segment but did not constitute a component of the business, and therefore did not qualify to be reported as discontinued operations.

In the three months ended December 31, 2014, the Company recorded a gain of $0.2 million in connection with the sale of a product line in its Optics segment.

Note 3 – Xcede Technologies, Inc. Joint Venture

In October, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology, which formerly comprised the majority of its biomedical segment. Xcede has raised approximately $1.4 million in external funding in the form of Convertible Notes from outside investors including certain officers and directors of the Company. The notes accrue interest at 5% and are due on demand after June 30, 2015. Upon the closing of a capital stock financing raising at least $3.0 million, inclusive of the convertible notes and interest, the outstanding principal amount of the notes plus all accrued interest will be converted into shares of the same capital stock sold in the financing at a 20% discount to the price per share of that capital stock. Alternatively, at any time prior to a capital stock financing the note holders can convert at their option the principal amount of the notes plus all accrued interest thereon into common stock based on a $5 million valuation.

Xcede is 90% owned by Dynasil Biomedical and, as a result, is included in the Company’s consolidated balance sheet, results of operations and cash flows. The Company expects Xcede to require additional funding in connection with human trials expected to commence in the fourth quarter of 2015.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	December 31,	September 30,
	2014	2014
Raw Materials	$1,789,000	$1,805,000
Work-in-Process	839,000	858,000
Finished Goods	313,000	291,000
	$2,941,000	$2,954,000

Note 5 – Intangible Assets

Intangible assets at December 31, 2014 and September 30, 2014 consist of the following:

	Useful	Gross	Accumulated
December 31, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$842,000	$416,000	$426,000
Know How	15	512,000	222,000	290,000
Trade Names	Indefinite	326,000	-	326,000
Patents	20	124,000	-	124,000
Biomedical Technologies	5	260,000	155,000	105,000
		$2,064,000	$793,000	$1,271,000

	Useful	Gross	Accumulated
September 30, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$877,000	$409,000	$468,000
Know How	15	512,000	213,000	299,000
Trade Names	Indefinite	339,000	-	339,000
Patents	20	159,000	-	159,000
Biomedical Technologies	5	260,000	142,000	118,000
		$2,147,000	$764,000	$1,383,000

Amortization expense for the three months ended December 31, 2014 and 2013 was $43,000 and $45,000, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2015 (9 months)	2016	2017	2018	2019	Thereafter	Total
Acquired Customer Base	$60,000	$80,000	$80,000	$80,000	$80,000	$46,000	$426,000
Know How	26,000	34,000	34,000	34,000	34,000	128,000	290,000
Patents	6,000	6,000	6,000	6,000	6,000	94,000	124,000
Biomedical Technologies	45,000	60,000	-	-	-	-	105,000
	$137,000	$180,000	$120,000	$120,000	$120,000	$268,000	$945,000

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three months ended December 31, 2014.

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

For purposes of computing diluted earnings per share for the three months ended December 31, 2014 and 2013, no common stock options were included in the calculation of dilutive shares as all of the 21,980 and 630,532 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion would be anti-dilutive. Additionally, for the three months ended December 31, 2014, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended December 31 is as follows:

	December 31, 2014	December 31, 2013
Weighted average shares outstanding
Basic	16,300,902	15,021,757
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	260,084
Dilutive Average Shares Outstanding	16,300,902	15,281,841

Note 8 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

A summary of stock option activity for the three months ended December 31, 2014 and 2013 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2014	430,532	$3.33	0.31
Outstanding and exercisable at September 30, 2014	430,532	$3.33	0.31
Granted	-	-
Exercised	-	-
Cancelled	(408,552)	$3.99
Balance at December 31, 2014	21,980	$3.03	2.09
Outstanding and exercisable at December 31, 2014	21,980	$3.03	2.09

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2013	630,532	$3.33	1.06
Outstanding and exercisable at September 30, 2013	630,532	$3.33	1.06
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2013	630,532	$3.33	0.81
Outstanding and exercisable at December 31, 2013	630,532	$3.33	0.81

A summary of restricted stock activity for the three months ended December 31, 2014 and 2013 is presented below:

Restricted Stock Activity for the Three Months ended December 31, 2014	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2014	54,000	$1.04

Granted	-	-
Vested	-	-
Cancelled	-	-
Nonvested at December 31, 2014	54,000	$1.04

Restricted Stock Activity for the Three Months ended December 31, 2013	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2013	423,168	$0.74

Granted	-	-
Vested	(12,500)	1.08
Cancelled	-	-
Nonvested at December 31, 2013	410,668	$0.73

Stock Compensation Expense for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	December 31, 2014	December 31, 2013
Stock Grants	$57,000	$51,000
Restricted Stock Grants	7,000	68,000
Employee Stock Purchase Plan	1,000	1,000
Total	$65,000	$120,000

At December 31, 2014 there was approximately $48,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of three months.

Note 9 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of four segments: contract research (“Contract Research”), optics (“Optics”), instruments (“Instruments”) and biomedical (“Biomedical”). Substantially all the operating assets of the Instruments segment were sold in the three months ended December 31, 2013.

Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Optics segment manufactures optical materials, components and coatings. The Biomedical segment, through Xcede Technologies, Inc., a majority owned, joint venture, is focused on developing a tissue sealant technology for a wide spectrum of applications though no assurance can be given that this technology will become successfully commercialized.

The Company’s segment information for the three months ended December 31, 2014 and 2013 is summarized below:

Results of Operations for the Three Months Ended December 31,
2014

	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$4,663,000	$4,948,000	$-	$-	$9,611,000
Gross Profit	2,098,000	1,495,000	-	-	3,593,000
GM %	45.0%	30.2%	-	-	37.4%
SG&A	1,881,000	2,091,000	-	235,000	4,207,000
Gain on sale of assets	-	185,000	-	-	185,000
Operating Income (Loss)	216,000	(410,000)	-	(235,000)	(429,000)

Depreciation and Amortization	74,000	204,000	-	15,000	293,000
Capital expenditures	-	244,000	-	-	244,000

Intangibles, Net	290,000	752,000	-	229,000	1,271,000
Goodwill	4,939,000	1,232,000	-	-	6,171,000
Total Assets	$9,036,000	$15,226,000	$289,000	$922,000	$25,473,000

Results of Operations for the Three Months Ended December 31,
2013

	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,840,000	$4,099,000	$773,000	$-	$10,712,000
Gross Profit	2,530,000	1,597,000	324,000	-	4,451,000
GM %	43.3%	39.0%	41.9%	-	41.6%
SG&A	2,182,000	1,199,000	469,000	174,000	4,024,000
Gain on sale of assets	-	-	1,187,000	-	1,187,000
Operating Income (Loss)	348,000	398,000	1,042,000	(174,000)	1,614,000

Depreciation and Amortization	70,000	178,000	2,000	16,000	266,000
Capital expenditures	-	131,000	-	-	131,000

Intangibles, Net	324,000	870,000	-	163,000	1,357,000
Goodwill	4,939,000	1,317,000	-	-	6,256,000
Total Assets	$10,360,000	$12,538,000	$752,000	$505,000	$24,155,000

Customer Financial Information

For the three months ended December 31, 2014, four customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended December 31, 2013, three customers, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended December 31, 2014 and 2013, these customers made up 72% and 64%, respectively, of Contract Research revenue.

For the three months ended December 31, 2014 and 2013, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue.

For the three months ended December 31, 2014 and 2013, the Biomedical segment had no revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,682,000	80%	$8,908,000	83%
Europe	884,000	9%	830,000	8%
Other	1,045,000	11%	974,000	9%
	$9,611,000	100%	$10,712,000	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of December 31, 2014 and September 30, 2014, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of December 31, 2014 and September 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective rate of (0.57%) for the three months ended December 31, 2014 and (3.12%) for the three months ended December 31, 2013 differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2010 are still subject to examination.

Note 11 – Settlement of Pension Liability

On December 1, 2014, the Company terminated and settled its pension liability with each of the remaining participants in the EMF Defined Benefit Plan (the “Plan”). The Plan had been frozen since 2006. The total benefit payments made upon termination were $688,000 and the actual plan assets at the date of termination were $332,000. The Company funded and expensed the difference upon settlement of the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2014.

General Business Overview

Operations

Revenue for the first quarter of fiscal year 2015, which ended December 31, 2014, was $9.6 million, a decrease of 10.3% compared with revenue of $10.7 million for the quarter ended December 31, 2013. The decrease is attributable to an $0.8 million decline in revenue from the Instruments segment, substantially all the assets of which were sold in the first quarter of 2014, and to a $1.2 million drop in revenue from the Contracts Research segment due to continuing reductions and slowdowns in government research grant funding which began to impact the segment’s revenue during the third quarter of 2014. These decreases were partially offset by a $0.8 million increase in revenue in the Optics segment as a result of both internal revenue growth and the acquisition of the assets of DichroTec Thin Films LLC (“DichroTec”) in June, 2014.

Cost of Revenue for the first quarter of 2015 was $6.0 million, a decrease of 3.9% compared with $6.3 million for the quarter ended December 31, 2013 primarily as a result of decreases in the cost of revenue associated with the Contract Research segment revenue decrease discussed above and the sale of the Instruments segment businesses offset by increases in the Optics segment associated with the revenue growth discussed above.

Total operating expenses increased $0.2 million or 4.6% to $4.2 million for the three month period ended December 31, 2014. The reasons for the increase include the $0.4 million pension settlement expense in 2015, $0.5 million of increased expense in the Optics segment as a result of SG&A associated with the DichroTec acquisition and increased corporate allocations. These increases were partially offset by a $0.5 million reduction in operating expenses from the sale of substantially all of the Instruments segment and $0.3 million in lower Contract Research SG&A expenses as a result of cost saving measures implemented during 2014 in response to the decline in government spending and contract awards. Total operating expenses for the Biomedical segment also increased approximately $0.1 million in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014 as a result of higher tissue sealant research expenses at Xcede, the Company’s 90% owned joint venture.

Income (Loss) from Operations for the quarter ended December 31, 2014 was a loss of approximately $0.4 million compared with income of $1.6 million for the quarter ended December 31, 2013. Included in Income (Loss) from Operations in the first quarter of 2014 was a $0.4 million pension settlement expense and a $0.2 million gain on the sale of a product line while the first quarter of 2014 included a gain of approximately $1.2 million gain related to the sale of two businesses in the Instruments segment. Excluding the onetime pension expense and the gain on the sale of the product line in 2015 and the gain on the sales of the businesses in 2014, Income (Loss) from Operations was a loss of $0.2 million in 2015 compared to income of $0.4 million in 2014. The decrease in income from operations was due to lower gross margins on certain large customer shipments and higher expenses within the businesses comprising the optics segment and, to a lesser extent, lower gross profit partially offset by lower SG&A expense in the Contract Research segment as a result of the lower revenues as discussed above.

Net Income (Loss) was a loss of $0.6 million, or $0.03 per share, for the quarter ended December 31, 2014, compared with income of $1.4 million, or $0.10 per share, for the quarter ended December 31, 2013.

We expect to continue to incur research expenses in Xcede, our majority-owned joint venture that is focused on developing a tissue sealant technology for a wide spectrum of applications. We expect these expenses to increase as Xcede prepares for human trials that are expected to commence in the fourth quarter of 2015.

Commercialization of technology from our extensive research and development portfolio and strategic acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors.

Results of Operations

Results of Operations for the Three Months Ended December 31,
2014

	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$4,663,000	$4,948,000	$-	$-	$9,611,000
Gross Profit	2,098,000	1,495,000	-	-	3,593,000
GM %	45.0%	30.2%	-	-	37.4%
SG&A	1,881,000	2,091,000	-	235,000	4,207,000
Gain on sale of assets	-	185,000	-	-	185,000
Operating Income (Loss)	216,000	(410,000)	-	(235,000)	(429,000)

Depreciation and Amortization	74,000	204,000	-	15,000	293,000
Capital expenditures	-	244,000	-	-	244,000

Intangibles, Net	290,000	752,000	-	229,000	1,271,000
Goodwill	4,939,000	1,232,000	-	-	6,171,000
Total Assets	$9,036,000	$15,226,000	$289,000	$922,000	$25,473,000

Results of Operations for the Three Months Ended December 31,
2013

	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,840,000	$4,099,000	$773,000	$-	$10,712,000
Gross Profit	2,530,000	1,597,000	324,000	-	4,451,000
GM %	43.3%	39.0%	41.9%	-	41.6%
SG&A	2,182,000	1,199,000	469,000	174,000	4,024,000
Gain on sale of assets	-	-	1,187,000	-	1,187,000
Operating Income (Loss)	348,000	398,000	1,042,000	(174,000)	1,614,000

Depreciation and Amortization	70,000	178,000	2,000	16,000	266,000
Capital expenditures	-	131,000	-	-	131,000

Intangibles, Net	324,000	870,000	-	163,000	1,357,000
Goodwill	4,939,000	1,317,000	-	-	6,256,000
Total Assets	$10,360,000	$12,538,000	$752,000	$505,000	$24,155,000

Revenue for the first quarter of fiscal year 2015, which ended December 31, 2014, declined $1.1 million or 10.3% to $9.6 million. Revenue from our Contract Research segment decreased approximately $1.2 million or 20.2%, compared with the same period in the prior year, primarily as a result of a drop in government research awards granted to the Contract Research segment. Management believes this lower level reflects continuing government budget pressure to reduce spending across the majority of the agencies that we contract with. The research backlog for the Contracts Research segment has declined approximately $2.0 million from September 30, 2014 to $28.0 million at December 31, 2014. The Optics segment revenue increased approximately $0.8 million or 20.7% for the three months ended December 31, 2014, compared with the same period in the prior year, as a result of the acquisition of the DichroTec business in June 2014 as well as internal growth across the businesses of the segment. The Instruments segment revenue decline is a result of the sale of the lead paint and medical product businesses during the quarter ending December 31, 2013. The Biomedical segment had no revenue in the three months ended December 31, 2014.

Gross Profit for the three months ended December 31, 2014 was $3.6 million, or 37.4% of revenues, compared to $4.5 million or 41.6% of revenues for the three months ended December 31, 2013. Gross profit decreased $0.4 million for the Contract Research primarily as a result of lower billable hours reflecting the lower level of government research awards. Gross profit for the Optics segment decreased $0.1 million to 30.2% of revenues at December 31, 2014 compared to 39.0% of sales for the quarter ended December 31, 2013 primarily as a result of an increase in the mix of sales of lower margin products as well as lower than planned yields on a new product line. There was no gross profit associated with the Instruments segment due to the sales of the businesses in the Instrument segment in fiscal year 2014. The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses for the three months ended December 31, 2014 increased to $4.2 million, or 43.8% of revenues compared to $4.0 million or 41.6% of revenues for the three months ended December 31, 2013. The operating expenses for the first quarter of 2015 include $0.4 million of expense associated with the pension settlement and a $0.5 million reduction of operating expenses that resulted from the sale of the lead paint and medical products businesses in the Instruments segment. Operating expenses in the Optics segment also increased approximately $0.5 million for the quarter, compared with the same period in the prior year, as a result of operating expenses associated with the DichroTec acquisition and increased corporate allocations.

As a result of the items discussed above, Income (Loss) from Operations for the three months ended December 31, 2014 was a loss of $0.4 million compared to income of $1.6 million for the same period in fiscal 2014.

Net interest expense decreased approximately $0.1 million for the three months ended December 31, 2014 compared with the three months ended December 31, 2013 due to the lower average level of borrowings in the first quarter of 2015 as well as the accrual of default interest in the first quarter of 2014 which was not required in the first quarter of fiscal 2015.

Income tax expense for the three months ended December 31, 2014 consists primarily of state tax expense offset by certain U.K. tax research credits.

Net Income (Loss) for the three months ended December 31, 2014 was a loss of $0.6 million, or $0.03 in basic earnings per share, compared with income of $1.4 million, or $0.10 in basic earnings per share, for the quarter ended December 31, 2014. Included in Net Income in the first quarter of 2014 was a gain of approximately $1.2 million related to the sale of the businesses in the Instrument’s segment.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of December 31, 2014 was $2.5 million or approximately $1.3 million less than the net cash of $3.8 million at September 30, 2014.

As of December 31, 2014, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $2.4 million of senior debt borrowed under a revolving line of credit with Middlesex Savings Bank and $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company has $1.3 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of December 31, 2014.

The Company’s Xcede subsidiary currently has $0.7 million of cash remaining from its Convertible Note financing that was completed in September of 2014. Management does not believe that the convertible notes, which are payable upon demand after June 30, 2015, will be called by the noteholders and, as a result, believes that this cash is sufficient to fund Xcede’s operations for at least the next six months. Management is continuing to pursue various financing alternatives.

Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements.

Cash From Operating Activities

In total, including the changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, operating activities used cash of $1.6 million for the three months ended December 31, 2014. Approximately $1.5 million of the cash used is a result of balance sheet changes including a $0.4 million decrease in accounts payable as a result of normal cyclical billing and payment activity and a $0.5 million increase in prepaid expenses and other current assets primarily as a result of deposits in connection with capital equipment orders.

Cash From Investing and Financing Activities

The Company generated $0.2 million from the sale of a product line and used cash of approximately $0.2 million for the purchase of property, plant and equipment for the three months ended December 31, 2014. The Company expects capital expenditures to decline from the current spending levels in the second half of the year.

Total outstanding bank debt for the three months ended December 31, 2014 increased approximately $0.3 million to $5.9 million from $5.6 million at September 30, 2014. Net cash generated from financing activities was approximately $0.3 million for the three months ended December 31, 2014.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2014. We have not adopted any accounting policies since September 30, 2014 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as the notes in this Form 10-Q.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical Segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month periods ended December 31, 2014 or 2013.

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

Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates from GAAP the concept of extraordinary items. The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption. This amendment is applicable to us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, Xcede obtaining financing from outside investors, the commercialization of our products including our dual mode detectors, our development of new technologies including at Xcede and Dynasil Biomedical, uncertainty of the impact of the DichroTec acquisition, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to comply with the financial covenants under our outstanding indebtedness, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 17, 2014, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our management concluded that as of December 31, 2014, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

99.1 Press release, dated February 17, 2015 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2014.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, (ii) Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: February 17, 2015
Peter Sulick,
Chief Executive Officer and President

	/s/ Thomas C. Leonard	DATED: February 17, 2015
Thomas C. Leonard,
Chief Financial Officer

