Form 10-Q
period 2015-03-31
DYNASIL CORP OF AMERICA
filed 2015-05-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 6, 2015 there were 16,460,960 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$3,201,000	$3,842,000
Accounts receivable, net of allowances of $134,000 and $299,000 at March 31, 2015 and September 30, 2014, respectively	3,334,000	3,240,000
Costs in excess of billings and unbilled receivables	1,237,000	1,235,000
Inventories, net of reserves	3,010,000	2,954,000
Prepaid expenses and other current assets	1,047,000	861,000
Total current assets	11,829,000	12,132,000

Property, Plant and Equipment, net	6,369,000	6,518,000

Other Assets
Intangibles, net	1,235,000	1,383,000
Goodwill	6,096,000	6,247,000
Deferred financing costs, net	32,000	39,000
Security deposits	58,000	58,000
Total other assets	7,421,000	7,727,000

Total Assets	$25,619,000	$26,377,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$3,412,000	$2,329,000
Capital lease obligations, current	132,000	134,000
Convertible notes	1,468,000	1,433,000
Accounts payable	1,746,000	1,602,000
Deferred revenue	31,000	103,000
Accrued expenses and other liabilities	2,321,000	2,503,000
Total current liabilities	9,110,000	8,104,000

Long-term Liabilities
Long-term debt, net of current portion	2,461,000	3,282,000
Capital lease obligations, net of current portion	62,000	95,000
Pension liability	-	318,000
Deferred tax liability	238,000	264,000
Other long-term liabilities	43,000	-
Total long-term liabilities	2,804,000	3,959,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	March 31,	September 30,
	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,234,699 and 17,140,182 shares issued, 16,424,539 and and 16,330,022 shares outstanding at March 31, 2015 and September 30, 2014, respectively.	9,000	9,000
Additional paid in capital	19,341,000	19,195,000
Accumulated other comprehensive income	27,000	98,000
Accumulated deficit	(4,565,000)	(3,933,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	13,826,000	14,383,000
Noncontrolling interest	(121,000)	(69,000)
Total stockholders' equity	13,705,000	14,314,000

Total Liabilities and Stockholders' Equity	$25,619,000	$26,377,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net revenue	$9,895,000	$10,407,000	$19,506,000	$21,118,000
Cost of revenue	6,135,000	6,048,000	12,154,000	12,309,000
Gross profit	3,760,000	4,359,000	7,352,000	8,809,000
Operating expenses:
Sales and marketing	309,000	313,000	674,000	710,000
Research and development	416,000	378,000	790,000	725,000
General and administrative	3,021,000	3,201,000	6,488,000	6,480,000
Gain on sale of assets	-	-	(185,000)	(1,187,000)

Total operating expenses	3,746,000	3,892,000	7,767,000	6,728,000
Income (loss) from operations	14,000	467,000	(415,000)	2,081,000
Interest expense, net	123,000	209,000	248,000	422,000
Income (loss) before taxes	(109,000)	258,000	(663,000)	1,659,000
Income tax (credit)	18,000	5,000	21,000	(40,000)
Net income (loss)	(127,000)	253,000	(684,000)	1,699,000
Less: Net loss attributable to noncontrolling interest	(28,000)	(19,000)	(52,000)	(30,000)
Net income (loss) attributable to common stockholders	$(99,000)	$272,000	$(632,000)	$1,729,000

Net income (loss)	$(127,000)	$253,000	$(684,000)	$1,699,000
Other comprehensive income (loss):
(Increase) decrease in pension liability	-	-	318,000	-
Foreign currency translation	(195,000)	37,000	(389,000)	73,000
Total comprehensive income (loss)	$(322,000)	$290,000	$(755,000)	$1,772,000

Basic net income (loss) per common share	$(0.01)	$0.02	$(0.04)	$0.11
Diluted net income (loss) per common share	$(0.01)	$0.02	$(0.04)	$0.11

Weighted average shares outstanding
Basic	16,365,688	15,102,023	16,333,295	15,061,890
Diluted	16,365,688	15,285,232	16,333,295	15,216,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended March 31, 2015			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interest	Equity
Balance, September 30, 2014	17,140,182	$9,000	$19,195,000	$98,000	$(3,933,000)	810,160	$(986,000)	$(69,000)	$14,314,000
Issuance of shares of common stock under employee stock purchase plan	5,387	-	6,000	-	-	-	-	-	6,000

Stock-based compensation costs	98,772	-	157,000	-	-	-	-	-	157,000

Adjustment for escrow settlement	(9,642)	-	(17,000)	-	-	-	-	-	(17,000)

Settlement of pension obligation, net of tax	-	-	-	318,000	-	-	-	-	318,000

Foreign currency translation adjustment	-	-	-	(389,000)	-	-	-	-	(389,000)

Net income (loss)	-	-	-	-	(632,000)	-	-	(52,000)	(684,000)
Balance, March 31, 2015	17,234,699	$9,000	$19,341,000	$27,000	$(4,565,000)	810,160	$(986,000)	$(121,000)	$13,705,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(684,000)	$1,699,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	157,000	239,000
Foreign exchange loss (gain)	(95,000)	14,000
Gain on sale of assets	(185,000)	(1,187,000)
Depreciation and amortization	586,000	535,000
Pension expense	318,000	-
Other	20,000	74,000
Other changes in assets and libilities:
Accounts receivable, net	(40,000)	448,000
Inventories	(14,000)	(532,000)
Costs in excess of billings and unbilled receivables	(2,000)	(380,000)
Prepaid expenses and other assets	(150,000)	(99,000)
Accounts payable	108,000	231,000
Accrued expenses and other liabilities	(529,000)	883,000
Deferred revenue	(72,000)	(320,000)
Net cash from operating activities	(582,000)	1,605,000

Cash flows from investing activities:
Proceeds from sale of assets	244,000	4,357,000
Purchases of property, plant and equipment	(456,000)	(539,000)
Net cash from investing activities	(212,000)	3,818,000

Cash flows from financing activities:
Proceeds from issuance of common stock	6,000	7,000
Net proceeds from issuance of convertible notes	-	383,000
Principal payments on capital leases	(73,000)	(64,000)
Proceeds from short and long-term debt	300,000	141,000
Payments on long-term debt	(38,000)	(4,856,000)
Net cash from financing activities	195,000	(4,389,000)

Effect of exchange rates on cash and cash equivalents	(42,000)	(5,000)

Net change in cash and cash equivalents	(641,000)	1,029,000

Cash and cash equivalents, beginning	$3,842,000	$2,437,000
Cash and cash equivalents, ending	$3,201,000	$3,466,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$73,000	$-

Tax payments (refunds)	$(13,000)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2015, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014, changes in stockholders’ equity for the six months ended March 31, 2015 and cash flows for the six months ended March 31, 2015 and 2014 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2015, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The Company sold its Lead Paint detector and Gamma Medical Probe businesses on November 7, 2013 and December 23, 2013, respectively. These businesses constituted substantially all the Company’s Instruments segment but did not qualify to be reported as discontinued operations. The businesses were sold for an aggregate of approximately $4.7 million, including the assumption of certain liabilities of the Company and a possible contingent payment and resulted in a gain of $1.2 million which is included in Income from Operations in the six months ended March 31, 2014. The Company used $3.9 million of the proceeds from the two sale transactions to reduce its indebtedness to Santander Bank, N.A., its former lender.

In the three months ended December 31, 2014, the Company recorded a gain of $0.2 million in connection with the sale of a product line in its Optics segment.

Note 3 – Xcede Technologies, Inc. Joint Venture

In October, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology, which formerly comprised the majority of its biomedical segment. Xcede has raised approximately $1.4 million in external funding in the form of Convertible Notes (the “Notes”) from outside investors including certain officers and directors of the Company. The Notes accrue interest at 5% and are due upon the demand of the holders of a majority of the aggregate outstanding principal amount of the Notes, after June 30, 2015.

Upon the closing of a capital stock financing raising at least $3.0 million, inclusive of the Notes and interest, the outstanding principal amount of the Notes plus all accrued interest will be converted into shares of the same capital stock sold in the financing at a 20% discount to the price per share of that capital stock. Alternatively, at any time prior to a capital stock financing the Note holders can convert, at their option, the principal amount of the Notes plus accrued interest into common stock based on a $5 million valuation.

Xcede is 90% owned by Dynasil Biomedical and, as a result, is included in the Company’s consolidated balance sheet, results of operations and cash flows. In 2015, Xcede has recognized $14,000 of stock compensation expense related to options to purchase Xcede’s stock granted to its employees and directors.

The Company expects Xcede to require significant additional funding prior to commencing human trials.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	March 31,	September 30,
	2015	2014
Raw Materials	$1,875,000	$1,805,000
Work-in-Process	821,000	858,000
Finished Goods	314,000	291,000
	$3,010,000	$2,954,000

Note 5 – Intangible Assets

Intangible assets at March 31, 2015 and September 30, 2014 consist of the following:

	Useful	Gross	Accumulated
March 31, 2015	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$808,000	$419,000	$389,000
Know How	15	512,000	230,000	282,000
Trade Names	Indefinite	310,000	-	310,000
Patents	20	164,000	-	164,000
Biomedical Technologies	5	260,000	170,000	90,000
		$2,054,000	$819,000	$1,235,000

	Useful	Gross	Accumulated
September 30, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$877,000	$409,000	$468,000
Know How	15	512,000	213,000	299,000
Trade Names	Indefinite	339,000	-	339,000
Patents	20	159,000	-	159,000
Biomedical Technologies	5	260,000	142,000	118,000
		$2,147,000	$764,000	$1,383,000

Amortization expense for the three months ended March 31, 2015 and 2014 was $42,000 and $44,000, respectively. Amortization expense for the six months ended March 31, 2015 and 2014 was $85,000 and $89,000, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

	2015 (6 months)	2016	2017	2018	2019	Thereafter	Total
Acquired Customer Base	$40,000	$80,000	$80,000	$80,000	$80,000	$29,000	$389,000
Know How	17,000	34,000	34,000	34,000	34,000	129,000	282,000
Patents	8,000	8,000	8,000	8,000	8,000	124,000	164,000
Biomedical Technologies	30,000	60,000	-	-	-	-	90,000
	$95,000	$182,000	$122,000	$122,000	$122,000	$282,000	$925,000

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three and six months ended March 31, 2015.

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

For purposes of computing diluted earnings per share for the three and six months ended March 31, 2015 and 2014, no common stock options were included in the calculation of dilutive shares as all of the 58,212 and 630,532 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion would be anti-dilutive. Additionally, for the three and six months ended March 31, 2015, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31, 2015 and 2014 is as follows:

	March 31, 2015	March 31, 2014
Weighted average shares outstanding
Basic	16,365,688	15,102,023
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	183,209
Dilutive Average Shares Outstanding	16,365,688	15,285,232

The computation of the weighted shares outstanding for the six months ended March 31, 2015 and 2014 is as follows:

	March 31, 2015	March 31, 2014
Weighted average shares outstanding
Basic	16,333,295	15,061,890
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	155,025
Dilutive Average Shares Outstanding	16,333,295	15,216,915

Note 8 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the stock option grant during the six months ended March 31, 2015 used in the Black-Scholes option pricing model were as follows:

Six Months Ended
March 31, 2015
Expected term in years	3 years
Risk-free interest rate	0.77%
Expected volatility	89.46%
Expected dividend yield	0.00%

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

During the three months ended March 31, 2015, 36,232 stock options were granted at the exercise price of $1.82 per share. These options were granted as a component of Directors’ Compensation for the twelve months ending January 31, 2016 and were fully exercisable when granted, and expire three years from the grant date. The stock-based compensation expense of $25,000 will be recognized over the requisite service period.

A summary of stock option activity for the six months ended March 31, 2015 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2014	430,532	$3.33	0.31
Granted	36,232	1.82	2.84
Exercised	-	-
Cancelled	(408,552)	3.99
Balance at March 31, 2015	58,212	$2.28	2.47
Outstanding and exercisable at March 31, 2015	58,212	$2.28	2.47

A summary of restricted stock activity for the six months ended March 31, 2015 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2015	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2014	54,000	$1.04

Granted	-	$-
Vested	(27,000)	$1.04
Cancelled	-	$-
Nonvested at March 31, 2015	27,000	$1.04

Stock Compensation Expense for the three and six months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	March 31, 2015	March 31, 2014
Stock Grants	$80,000	$51,000
Restricted Stock Grants	7,000	68,000
Option Grants	4,000	-
Employee Stock Purchase Plan	1,000	1,000
Total	$92,000	$120,000

	Six Months Ended	Six Months Ended
Stock Compensation Expense	March 31, 2015	March 31, 2014
Stock Grants	$137,000	$101,000
Restricted Stock Grants	14,000	137,000
Option Grants	4,000	-
Employee Stock Purchase Plan	2,000	1,000
Total	$157,000	$239,000

At March 31, 2015 there was approximately $60,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of three months.

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

The Company’s segment information for the three months ended March 31, 2015 and 2014 is summarized below:

Results of Operations for the Three Months Ended March 31,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$4,675,000	$5,220,000	$-	$-	$9,895,000
Gross Profit	1,952,000	1,808,000	-	-	3,760,000
GM %	41.8%	34.6%	-	-	38.0%
SG&A	1,896,000	1,580,000	-	270,000	3,746,000
Gain on sale of assets	-	-	-	-	-
Operating Income (Loss)	56,000	228,000	-	(270,000)	14,000

Depreciation and Amortization	74,000	204,000	-	15,000	293,000
Capital expenditures	4,000	152,000	-	56,000	212,000

Intangibles, Net	282,000	699,000	-	254,000	1,235,000
Goodwill	4,939,000	1,157,000	-	-	6,096,000
Total Assets	$8,887,000	$15,800,000	$238,000	$694,000	$25,619,000

Results of Operations for the Three Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,614,000	$4,789,000	$-	$4,000	$10,407,000
Gross Profit	2,442,000	1,919,000	(6,000)	4,000	4,359,000
GM %	43.5%	40.1%	-	100.0%	41.9%
SG&A	2,200,000	1,397,000	70,000	225,000	3,892,000
Gain on sale of assets	-	-	-	-	-
Operating Income (Loss)	242,000	522,000	(76,000)	(221,000)	467,000

Depreciation and Amortization	70,000	183,000	-	15,000	268,000
Capital expenditures	12,000	397,000	-	-	409,000

Intangibles, Net	316,000	858,000	-	148,000	1,322,000
Goodwill	4,939,000	1,333,000	-	-	6,272,000
Total Assets	$10,230,000	$13,816,000	$455,000	$332,000	$24,833,000

The Company’s segment information for the six months ended March 31, 2015 and 2014 is summarized below:

Results of Operations for the Six Months Ended March 31,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$9,338,000	$10,168,000	$-	$-	$19,506,000
Gross Profit	4,050,000	3,302,000	-	-	7,352,000
GM %	43.4%	32.5%	-	-	37.7%
SG&A	3,778,000	3,670,000	-	504,000	7,952,000
Gain on sale of assets	-	(185,000)	-	-	(185,000)
Operating Income (Loss)	272,000	(183,000)	-	(504,000)	(415,000)

Depreciation and Amortization	148,000	408,000	-	30,000	586,000
Capital expenditures	4,000	396,000	-	56,000	456,000

Intangibles, Net	282,000	699,000	-	254,000	1,235,000
Goodwill	4,939,000	1,157,000	-	-	6,096,000
Total Assets	$8,887,000	$15,800,000	$238,000	$694,000	$25,619,000

Results of Operations for the Six Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$11,454,000	$8,887,000	$773,000	$4,000	$21,118,000
Gross Profit	4,971,000	3,517,000	317,000	4,000	8,809,000
GM %	43.4%	39.6%	41.0%	100.0%	41.7%
SG&A	4,381,000	2,596,000	539,000	399,000	7,915,000
Gain on sale of assets	-	-	(1,187,000)	-	(1,187,000)
Operating Income (Loss)	590,000	921,000	965,000	(395,000)	2,081,000

Depreciation and Amortization	139,000	362,000	2,000	32,000	535,000
Capital expenditures	12,000	527,000	-	-	539,000

Intangibles, Net	316,000	858,000	-	148,000	1,322,000
Goodwill	4,939,000	1,333,000	-	-	6,272,000
Total Assets	$10,230,000	$13,816,000	$455,000	$332,000	$24,833,000

Customer Financial Information

For the three and six months ended March 31, 2015, four customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2014, three customers, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For both the three months ended March 31, 2015 and 2014, these customers made up 69% of Contract Research revenue. For the six months ended March 31, 2015 and 2014, these customers made up 70% and 67%, respectively, of Contract Research revenue.

For the three and six months ended March 31, 2015 and 2014, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,982,000	81%	$8,622,000	83%
Europe	1,124,000	11%	845,000	8%
Other	789,000	8%	940,000	9%
	$9,895,000	100%	$10,407,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2015 and 2014 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2015		March 31, 2014
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$15,664,000	80%	$17,529,000	83%
Europe	2,008,000	10%	1,675,000	8%
Other	1,834,000	10%	1,914,000	9%
	$19,506,000	100%	$21,118,000	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of March 31, 2015 and September 30, 2014, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of March 31, 2015 and September 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were (15.84%) and (3.29%) for the three and six months ended March 31, 2015, respectively, and 1.8% and (2.4%) for the three and six months ended March 31, 2014, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained herein and in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2014.

General Business Overview

Operations

Revenue for the second quarter of fiscal year 2015, which ended March 31, 2015, was $9.9 million, a decrease of 4.9% compared with revenue of $10.4 million for the quarter ended March 31, 2014. The decrease is attributable to a $0.9 million decline in revenue from the Contracts Research segment due to continuing reductions and slowdowns in the awarding of government research grants and the funding of those awards, which began to impact the segment’s revenue during the third quarter of 2014. This decrease was partially offset by a $0.4 million increase in revenue in the Optics segment as a result of both internal revenue growth and the acquisition of the assets of DichroTec Thin Films LLC (“DichroTec”) in June, 2014.

Cost of revenue for the second quarter of 2015 was $6.1 million, an increase of 1.4% compared with $6.0 million for the quarter ended March 31, 2014 as a result of a $0.4 million decrease in the cost of revenue associated with the Contract Research segment revenue decrease discussed above partially offset by a $0.5 million increase in the cost of revenue associated with the Optics segment revenue growth discussed above.

Total operating expenses decreased $0.2 million or 3.8% to $3.7 million for the three month period ended March 31, 2015. The decrease is primarily due to a $0.3 million reduction in Contract Research SG&A expenses as a result of cost saving measures implemented during 2014 in response to the decline in government spending and contract awards substantially offset by a $0.2 million increase in SG&A expense in the Optics segment as a result of SG&A associated with the DichroTec acquisition and increased corporate allocations associated primarily with payroll expenditures.

The income from operations for the quarter ended March 31, 2015 was approximately breakeven compared with income of $0.5 million for the quarter ended March 31, 2014. The decrease in income from operations was due to lower gross margins and higher expenses within the businesses (including expenses associated with the DichroTec acquisition in 2014) comprising the Optics segment and to lower gross profit partially offset by lower SG&A expense in the Contract Research segment as a result of the lower revenues as discussed above.

Net income (loss) was a loss of ($0.1) million, or ($0.01) per share, for the quarter ended March 31, 2015, compared with income of $0.3 million, or $0.02 per share, for the quarter ended March 31, 2014.

The assets within our Instruments segment were substantially disposed of in the first quarter of 2014.

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede. We have been and are continuing to incur approximately $1 million annually in research expenses in Xcede as it continues to develop a tissue sealant technology for a wide spectrum of applications. We are funding these research expenses through cash raised from Xcede’s convertible note offering. We expect these expenses to increase as Xcede prepares for human trials, which are expected to commence in fiscal 2016, and management is continuing to pursue various financing alternatives to fund these research expenses.

Commercialization of technology from our extensive research and development portfolio and strategic acquisitions are expected to be the key drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors.

Results of Operations

Results of Operations for the Three Months Ended March 31,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$4,675,000	$5,220,000	$-	$-	$9,895,000
Gross Profit	1,952,000	1,808,000	-	-	3,760,000
GM %	41.8%	34.6%	-	-	38.0%
SG&A	1,896,000	1,580,000	-	270,000	3,746,000
Gain on sale of assets	-	-	-	-	-
Operating Income (Loss)	56,000	228,000	-	(270,000)	14,000

Depreciation and Amortization	74,000	204,000	-	15,000	293,000
Capital expenditures	4,000	152,000	-	56,000	212,000

Intangibles, Net	282,000	699,000	-	254,000	1,235,000
Goodwill	4,939,000	1,157,000	-	-	6,096,000
Total Assets	$8,887,000	$15,800,000	$238,000	$694,000	$25,619,000

Results of Operations for the Three Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,614,000	$4,789,000	$-	$4,000	$10,407,000
Gross Profit	2,442,000	1,919,000	(6,000)	4,000	4,359,000
GM %	43.5%	40.1%	-	-	41.9%
SG&A	2,200,000	1,397,000	70,000	225,000	3,892,000
Gain on sale of assets	-	-	-	-	-
Operating Income (Loss)	242,000	522,000	(76,000)	(221,000)	467,000

Depreciation and Amortization	70,000	183,000	-	15,000	268,000
Capital expenditures	12,000	397,000	-	-	409,000

Intangibles, Net	316,000	858,000	-	148,000	1,322,000
Goodwill	4,939,000	1,333,000	-	-	6,272,000
Total Assets	$10,230,000	$13,816,000	$455,000	$332,000	$24,833,000

Revenue for the second quarter of fiscal year 2015, which ended March 31, 2015, declined $0.5 million or 4.9% to $9.9 million. Revenue from our Contract Research segment decreased approximately $0.9 million or 16.7%, compared with the same period in the prior year, primarily as a result of a slowdown in both government research award grants and the funding of awards granted. Management believes this slowdown reflects continuing government budget pressure to reduce spending across the majority of the agencies that we contract with. The research backlog for the Contracts Research segment has increased approximately $8 million from December 31, 2014 to $36 million at March 31, 2015 of which approximately $10 million is currently funded and in the process of being fulfilled.

The Optics segment revenue increased approximately $0.4 million or 9.0% for the three months ended March 31, 2015, compared with the same period in the prior year, as a result of the acquisition of the DichroTec business in June 2014 as well as internal growth in certain of the businesses within the segment.

The Biomedical segment has no revenues as it is currently researching and developing a tissue sealant technology. The Instruments segment has no revenues, as substantially all of its assets were disposed of in the first quarter of fiscal 2014.

Gross profit for the three months ended March 31, 2015 was $3.8 million, or 38.0% of revenues, compared to $4.4 million or 41.9% of revenues for the three months ended March 31, 2014. Gross profit decreased $0.4 million in the Contract Research segment primarily as a result of lower billable hours reflecting the lower level of government research awards. Gross profit for the Optics segment decreased $0.1 million to 34.6% of revenues at March 31, 2015 compared to 40.1% of sales for the quarter ended March 31, 2014 primarily due to lower product yields at two of the businesses in the segment. Management is addressing the yield issues and expects yields to improve during the remainder of the fiscal year. The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses for the three months ended March 31, 2015 decreased by $0.2 million to $3.7 million, or 37.9% of revenues compared to $3.9 million or 37.4% of revenues for the three months ended March 31, 2014. Operating expenses for the Contract Research segment decreased $0.3 million due to cost saving measures implemented during the third quarter of 2014 in response to the decline in government spending and contract awards. Operating expenses in the Optics segment increased $0.2 million for the quarter, compared with the same period in the prior year primarily as a result of operating expenses associated with the DichroTec acquisition and increased corporate allocations.

As a result of the items discussed above, the Company was approximately breakeven from operations for the three months ended March 31, 2015 compared to income (loss) from operations of $0.5 million for the same period in fiscal 2014.

Net interest expense decreased approximately $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the accrual of default interest in the first quarter of 2014, which was not required in the first quarter of fiscal 2015, as well as slightly lower average level of borrowings in the second quarter of 2015.

Income tax expense for the three months ended March 31, 2015 consists primarily of state tax expense offset by certain U.K. tax research credits.

Net income (loss) for the three months ended March 31, 2015 was a loss of ($0.1) million, or ($0.01) in basic earnings per share, compared with income of $0.3 million, or $0.02 in basic earnings per share, for the quarter ended March 31, 2014.

Results of Operations – Year to Date

Results of Operations for the Six Months Ended March 31,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$9,338,000	$10,168,000	$-	$-	$19,506,000
Gross Profit	4,050,000	3,302,000	-	-	7,352,000
GM %	43.4%	32.5%	-	-	37.7%
SG&A	3,778,000	3,670,000	-	504,000	7,952,000
Gain on sale of assets	-	(185,000)	-	-	(185,000)
Operating Income (Loss)	272,000	(183,000)	-	(504,000)	(415,000)

Depreciation and Amortization	148,000	408,000	-	30,000	586,000
Capital expenditures	4,000	396,000	-	56,000	456,000

Intangibles, Net	282,000	699,000	-	254,000	1,235,000
Goodwill	4,939,000	1,157,000	-	-	6,096,000
Total Assets	$8,887,000	$15,800,000	$238,000	$694,000	$25,619,000

Results of Operations for the Six Months Ended March 31,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$11,454,000	$8,887,000	$773,000	$4,000	$21,118,000
Gross Profit	4,971,000	3,517,000	317,000	4,000	8,809,000
GM %	43.4%	39.6%	41.0%	100.0%	41.7%
SG&A	4,381,000	2,596,000	539,000	399,000	7,915,000
Gain on sale of assets	-	-	(1,187,000)	-	(1,187,000)
Operating Income (Loss)	590,000	921,000	965,000	(395,000)	2,081,000

Depreciation and Amortization	139,000	362,000	2,000	32,000	535,000
Capital expenditures	12,000	527,000	-	-	539,000

Intangibles, Net	316,000	858,000	-	148,000	1,322,000
Goodwill	4,939,000	1,333,000	-	-	6,272,000
Total Assets	$10,230,000	$13,816,000	$455,000	$332,000	$24,833,000

Revenue for the six months ended March 31, 2015 was down $1.6 million or 7.6% to $19.5 million compared to $21.1 million for the six months ended March 31, 2014.

Revenue from our Contract Research segment decreased $2.2 million or 18.5% for the six months ended March 31, 2015 compared to the same period in 2014, primarily as a result of a drop in government research awards granted to the Contract Research segment as well as delays in funding previously granted awards. While backlog increased $8 million to $36 million as of March 31, 2015, Management expects continuing government budget pressures on spending and delays in funding subsequent to the granting of awards to add increased variability to the timing of revenues.

The Optics segment revenue increased $1.3 million or 14.4% for the six months ended March 31, 2015, compared with the same period in the prior year, as a result of the acquisition of the DichroTec business in June 2014 as well as internal growth from certain of the business units within the segment.

Revenue from our Instruments segment decreased $0.8 million for the six months ended March 31, 2015, primarily as a result of the sale of the lead paint and medical product businesses in the first quarter of fiscal 2014.

The Biomedical segment had no revenue in the six months ended March 31, 2015.

Gross profit for the six months ended March 31, 2015 was $7.4 million, or 37.7% of sales, compared to $8.8 million, or 41.7% of sales for the six months ended March 31, 2014.

Gross profit for the Contract Research segment declined $0.9 million to $4.1 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 primarily as a result of lower billable hours reflecting the lower level of government research awards. As a result of cost saving measures implemented during 2014 in response to the lower level of government contract awards, the Contract Research segment gross profit as a percent of sales was unchanged at 43.4% for the six months ended March 31, 2015 and March 31, 2014, respectively.

Gross profit for the Optics segment decreased approximately $0.2 million to $3.3 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 primarily as a result of an increase in the mix of sales of lower margin products and lower yields on certain products sold in the first six months of fiscal 2015.

There was no gross profit associated with the Instruments segment in fiscal 2015 due to the sales of the businesses comprising substantially all the Instrument segment in fiscal year 2014.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased slightly to $8.0 million for the six months ended March 31, 2015 as compared to $7.9 million for the six months ended March 31, 2014 as increased expenses in the Optics segment due to the acquisition of DichroTec in June 2014 and a $0.4 million expense associated with the termination and settlement of a pension plan were substantially offset by decreased expenses in the Contract Research and Instruments segments.

Income (loss) from operations for the six months ended March 31, 2015 was a loss of ($0.4) million compared to income from operations of $2.1 million for the prior year comparable period. The decrease in income of $2.5 million is primarily a result of the $1.2 million gain on the sale of the businesses in the Instruments segment recorded in the first six months of fiscal 2014 as well as a $0.8 million reduction in losses from operations associated with the Instruments segment businesses that were sold. The Contract Research and Optics segments had decreases in income from operations for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 of $0.3 million and $1.1 million, respectively. The Contract Research segment decrease is a result of the decreased revenues partially offset by the decreased costs discussed above. The Optics segment decrease is a result of the lower gross profit margin, the DichroTec acquisition and the pension plan settlement discussed previously.

Net interest expense for the six months ended March 31, 2015 decreased to $0.2 million from $0.4 million for the same period in 2014 as a result of the elimination of default interest due to our subordinated lender prior to May 2014, partially offset by the accrual of interest on the Xcede convertible notes issued in 2014.

Income tax expense for the six months ended March 31, 2015 consisted primarily of state tax expense offset by certain U.K. tax research credits.

Net income (loss) for the six months ended March 31, 2015 was ($0.6) million or ($0.04) per share, compared with income of $1.7 million or $0.11 per share for the six months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of March 31, 2015 was $3.2 million or approximately $0.6 million less than the net cash of $3.8 million at September 30, 2014.

As of March 31, 2015, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $2.4 million of senior debt borrowed under a revolving line of credit with Middlesex Savings Bank and $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company has $1.3 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of March 31, 2015. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements.

The Company’s Xcede subsidiary currently has $0.4 million of cash remaining from its Convertible Note financing that was completed in September of 2014. Management does not believe that the convertible notes, which are payable upon the demand of the holders of a majority of the aggregate outstanding amount of the notes, after June 30, 2015, will be called by the noteholders and, as a result, believes that this cash is sufficient to fund Xcede’s operations for at least the next three months. Management is continuing to pursue various financing alternatives.

Cash From Operating Activities

In total, including the changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, operating activities used cash of $0.6 million for the six months ended March 31, 2015. Approximately $0.7 million of the cash used is a result of balance sheet changes as a result of normal cyclical billing and payment activity.

Cash From Investing and Financing Activities

The Company generated $0.2 million from the sale of a product line and used cash of approximately $0.5 million for the purchase of property, plant and equipment for the six months ended March 31, 2015.

Total outstanding bank debt for the six months ended March 31, 2015 increased approximately $0.3 million to $5.9 million from $5.6 million at September 30, 2014. Net cash generated from financing activities was approximately $0.2 million for the six months ended March 31, 2015.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2014. We have not adopted any accounting policies since September 30, 2014 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as the notes to the financial statements contained in this Form 10-Q.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three or six month periods ended March 31, 2015 or 2014.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using fair value. Compensation costs are recognized for stock-based compensation granted to employees and directors. Options and restricted stock awards are recorded as an expense over the requisite service period based on the grant date estimated fair value of the grant, which in the case of options is determined using the Black-Scholes option pricing model.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for the Company beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our management concluded that as of March 31, 2015, these disclosure controls and procedures were effective at the reasonable assurance level.

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

99.1 Press release, dated May 13, 2015 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2015.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: May 13, 2015
Peter Sulick,
Chief Executive Officer and President

	/s/ Thomas C. Leonard	DATED: May 13, 2015
Thomas C. Leonard,
Chief Financial Officer

