Form 10-Q
period 2015-06-30
DYNASIL CORP OF AMERICA
filed 2015-08-12
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE — ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE — ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2015 there were 16,536,513 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$3,478,000	$3,842,000
Accounts receivable, net of allowances of $153,000 and $299,000 at June 30, 2015 and September 30, 2014, respectively	3,362,000	3,240,000
Costs in excess of billings and unbilled receivables	1,271,000	1,235,000
Inventories, net of reserves	3,419,000	2,954,000
Prepaid expenses and other current assets	1,185,000	861,000
Total current assets	12,715,000	12,132,000

Property, Plant and Equipment, net	6,458,000	6,518,000

Other Assets
Intangibles, net	1,252,000	1,383,000
Goodwill	6,191,000	6,247,000
Deferred financing costs, net	29,000	39,000
Security and other deposits	238,000	58,000
Total other assets	7,710,000	7,727,000

Total Assets	$26,883,000	$26,377,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$3,664,000	$2,329,000
Capital lease obligations, current	103,000	134,000
Convertible notes	1,784,000	1,433,000
Accounts payable	1,493,000	1,602,000
Deferred revenue	130,000	103,000
Accrued expenses and other liabilities	2,855,000	2,503,000
Total current liabilities	10,029,000	8,104,000

Long-term Liabilities
Long-term debt, net of current portion	2,045,000	3,282,000
Capital lease obligations, net of current portion	52,000	95,000
Pension liability	-	318,000
Deferred tax liability	245,000	264,000
Other long-term liabilities	47,000	-
Total long-term liabilities	2,389,000	3,959,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	June 30,	September 30,
	2015	2014
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,313,366 and 17,140,182 shares issued, 16,503,206 and and 16,330,022 shares outstanding at June 30, 2015 and September 30, 2014, respectively.	9,000	9,000
Additional paid in capital	19,483,000	19,195,000
Accumulated other comprehensive income	278,000	98,000
Accumulated deficit	(4,175,000)	(3,933,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	14,609,000	14,383,000
Noncontrolling interest	(144,000)	(69,000)
Total stockholders' equity	14,465,000	14,314,000

Total Liabilities and Stockholders' Equity	$26,883,000	$26,377,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$10,239,000	$10,641,000	$29,745,000	$31,758,000
Cost of revenue	6,021,000	6,771,000	18,260,000	19,161,000
Gross profit	4,218,000	3,870,000	11,485,000	12,597,000
Operating expenses:
Sales and marketing	312,000	337,000	986,000	1,047,000
Research and development	382,000	301,000	1,172,000	1,025,000
General and administrative	3,041,000	3,106,000	9,443,000	9,505,000
Gain on sale of assets	8,000	(30,000)	(178,000)	(1,217,000)

Total operating expenses	3,743,000	3,714,000	11,423,000	10,360,000
Income from operations	475,000	156,000	62,000	2,237,000
Interest expense, net	124,000	146,000	372,000	567,000
Income (loss) before taxes	351,000	10,000	(310,000)	1,670,000
Income tax provision (credit)	(14,000)	(48,000)	7,000	(87,000)
Net income (loss)	365,000	58,000	(317,000)	1,757,000
Less: Net loss attributable to noncontrolling interest	(23,000)	(16,000)	(75,000)	(47,000)
Net income (loss) attributable to common stockholders	$388,000	$74,000	$(242,000)	$1,804,000

Net income (loss)	$365,000	$58,000	$(317,000)	$1,757,000
Other comprehensive income (loss):
Decrease in pension liability	-	-	318,000	-
Foreign currency translation	251,000	142,000	(138,000)	215,000
Total comprehensive income (loss)	$616,000	$200,000	$(137,000)	$1,972,000

Basic net income (loss) per common share	$0.02	$0.00	$(0.01)	$0.12
Diluted net income (loss) per common share	$0.02	$0.00	$(0.01)	$0.12

Weighted average shares outstanding
Basic	16,439,637	15,280,607	16,368,313	15,134,377
Diluted	16,447,088	15,299,422	16,368,313	15,145,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended June 30, 2015			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2014	17,140,182	$9,000	$19,195,000	$98,000	$(3,933,000)	810,160	$(986,000)	$(69,000)	$14,314,000
Issuance of shares of common stock
under employee stock purchase plan	7,633	-	9,000	-	-	-	-	-	9,000

Stock-based compensation costs	175,193	-	296,000	-	-	-	-	-	296,000

Adjustment for escrow settlement	(9,642)	-	(17,000)	-	-	-	-	-	(17,000)

Settlement of pension obligation, net of tax	-	-	-	318,000	-	-	-	-	318,000

Foreign currency translation adjustment	-	-	-	(138,000)	-	-	-	-	(138,000)

Net loss	-	-	-	-	(242,000)	-	-	(75,000)	(317,000)
Balance, June 30, 2015	17,313,366	$9,000	$19,483,000	$278,000	$(4,175,000)	810,160	$(986,000)	$(144,000)	$14,465,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(317,000)	$1,757,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	298,000	403,000
Foreign exchange loss (gain)	(14,000)	30,000
Gain on sale of assets	(178,000)	(1,217,000)
Depreciation and amortization	898,000	809,000
Pension expense	318,000	-
Other	110,000	80,000
Other changes in assets and libilities:
Accounts receivable, net	(122,000)	(70,000)
Inventories	(530,000)	(492,000)
Costs in excess of billings and unbilled receivables	(36,000)	69,000
Prepaid expenses and other assets	(489,000)	(111,000)
Accounts payable	(116,000)	185,000
Accrued expenses and other liabilities	14,000	65,000
Deferred revenue	27,000	(382,000)
Net cash from operating activities	(137,000)	1,126,000

Cash flows from investing activities:
Acquisitions	-	(500,000)
Proceeds from sale of assets	244,000	4,357,000
Purchases of property, plant and equipment	(747,000)	(879,000)
Net cash from investing activities	(503,000)	2,978,000

Cash flows from financing activities:
Proceeds from issuance of common stock	9,000	11,000
Net proceeds from issuance of convertible notes	298,000	810,000
Principal payments on capital leases	(110,000)	(96,000)
Proceeds from short and long-term debt	300,000	2,707,000
Payments on long-term debt	(202,000)	(6,841,000)
Net cash from financing activities	295,000	(3,409,000)

Effect of exchange rates on cash and cash equivalents	(19,000)	(47,000)

Net change in cash and cash equivalents	(364,000)	648,000

Cash and cash equivalents, beginning	$3,842,000	$2,437,000
Cash and cash equivalents, ending	$3,478,000	$3,085,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets acquired	$-	$1,739,000
Less: common shares issued in acquisition as consideration	-	1,239,000
Cash paid in acquisition	$-	$500,000

Assets purchased under capital leases	$73,000	$-

Tax payments (refunds)	$(8,000)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2015, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2015 and 2014, changes in stockholders’ equity for the nine months ended June 30, 2015 and cash flows for the nine months ended June 30, 2015 and 2014 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2015, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The Company sold its Lead Paint Detector and Gamma Medical Probe businesses in the first quarter of fiscal 2014. These businesses constituted substantially all the Company’s Instruments segment but did not qualify to be reported as discontinued operations. The businesses were sold for an aggregate of approximately $4.7 million, including the assumption of certain liabilities of the Company and a possible contingent payment and resulted in a gain of $1.2 million which is included in Income from Operations in the nine months ended June 30, 2014. The Company used $3.9 million of the proceeds from the two transactions to reduce its indebtedness to Santander Bank, N.A., its former lender.

In the three months ended December 31, 2014, the Company recorded a gain of $0.2 million in connection with the sale of a product line in its Optics segment.

Note 3 – Xcede Technologies, Inc. Joint Venture

In October, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology, which formerly comprised the majority of its biomedical segment. Xcede has raised approximately $1.7 million in external funding in the form of Convertible Notes (the “Notes”) from outside investors and to certain officers and directors of the Company. The Notes accrue interest at 5% and, as amended, are due after June 30, 2016, upon the demand of the holders of a majority of the aggregate outstanding principal amount of the Notes.

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

Xcede’s common stock is 90% owned by Dynasil Biomedical and, as a result, is included in the Company’s consolidated balance sheet, results of operations and cash flows. In 2015, Xcede has recognized $21,000 of stock compensation expense related to options to purchase Xcede’s stock granted to its employees and directors.

The Company expects Xcede to require significant additional funding prior to commencing human trials.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	June 30,	September 30,
	2015	2014
Raw Materials	$2,033,000	$1,805,000
Work-in-Process	983,000	858,000
Finished Goods	403,000	291,000
	$3,419,000	$2,954,000

Note 5 – Intangible Assets

Intangible assets at June 30, 2015 and September 30, 2014 consist of the following:

	Useful	Gross	Accumulated
June 30, 2015	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$851,000	$458,000	$393,000
Know How	15	512,000	239,000	273,000
Trade Names	Indefinite	329,000	-	329,000
Patents	20	182,000	-	182,000
Biomedical Technologies	5	260,000	185,000	75,000
		$2,134,000	$882,000	$1,252,000

	Useful	Gross	Accumulated
September 30, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$877,000	$409,000	$468,000
Know How	15	512,000	213,000	299,000
Trade Names	Indefinite	339,000	-	339,000
Patents	20	159,000	-	159,000
Biomedical Technologies	5	260,000	142,000	118,000
		$2,147,000	$764,000	$1,383,000

Amortization expense for the three months ended June 30, 2015 and 2014 was $43,000 and $44,000, respectively. Amortization expense for the nine months ended June 30, 2015 and 2014 was $128,000 and $133,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2015 (3 months)	2016	2017	2018	2019	Thereafter	Total
Acquired Customer Base	$20,000	$80,000	$80,000	$80,000	$80,000	$53,000	$393,000
Know How	9,000	34,000	34,000	34,000	34,000	128,000	273,000
Patents	2,000	9,000	9,000	9,000	9,000	144,000	182,000
Biomedical Technologies	15,000	60,000	-	-	-	-	75,000
	$46,000	$183,000	$123,000	$123,000	$123,000	$325,000	$923,000

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three and nine months ended June 30, 2015.

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

For purposes of computing diluted earnings per share for the three and nine months ended June 30, 2015 and 2014, no common stock options were included in the calculation of dilutive shares as all of the 58,212 and 630,532 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion would be anti-dilutive. Additionally, for the nine months ended June 30, 2015, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30, 2015 and 2014 is as follows:

	June 30, 2015	June 30, 2014
Weighted average shares outstanding
Basic	16,439,637	15,280,607
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	7,451	18,815
Dilutive Average Shares Outstanding	16,447,088	15,299,422

The computation of the weighted shares outstanding for the nine months ended June 30, 2015 and 2014 is as follows:

	June 30, 2015	June 30, 2014
Weighted average shares outstanding
Basic	16,368,313	15,134,377
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	11,262
Dilutive Average Shares Outstanding	16,368,313	15,145,639

Note 8 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the stock option grant during the nine months ended June 30, 2015 used in the Black-Scholes option pricing model were as follows:

Nine Months Ended
June 30, 2015
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

During the three months ended June 30, 2015, no stock options were granted. During the nine months ended June 30, 2015, 36,232 stock options were granted at the exercise price of $1.82 per share. These options were granted as a component of Directors’ Compensation for the twelve months ending January 31, 2016 and were fully exercisable when granted, and expire three years from the grant date. The stock-based compensation expense of $25,000 will be recognized over the requisite service period.

A summary of stock option activity for the nine months ended June 30, 2015 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2014	430,532	$3.33	0.31
Granted	36,232	1.82
Exercised	-	-
Cancelled	(408,552)	3.99
Balance at June 30, 2015	58,212	$2.28	2.22
Outstanding and exercisable at June 30, 2015	58,212	$2.28	2.22

A summary of restricted stock activity for the nine months ended June 30, 2015 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2015	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2014	54,000	$1.04

Granted	-	-
Vested	(27,000)	$1.04
Cancelled	-	-
Nonvested at June 30, 2015	27,000	$1.04

Stock Compensation Expense for the three and nine months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	June 30, 2015	June 30, 2014
Stock Grants	$106,000	$112,000
Restricted Stock Grants	7,000	51,000
Option Grants	6,000	-
Employee Stock Purchase Plan	1,000	1,000
Total	$120,000	$164,000

	Nine Months Ended	Nine Months Ended
Stock Compensation Expense	June 30, 2015	June 30, 2014
Stock Grants	$243,000	$213,000
Restricted Stock Grants	21,000	188,000
Option Grants	10,000	-
Employee Stock Purchase Plan	3,000	2,000
Total	$277,000	$403,000

At June 30, 2015 there was approximately $46,000 in unrecognized stock compensation cost, which is expected to be recognized over a weighted average period of two months.

In addition to the above stock compensation expense, the Company’s 90%-owned Xcede subsidiary issued options for its common stock to certain employees and directors that resulted in approximately $7,000 and $21,000 of stock compensation expense in the three and nine months ended June 30, 2015. At June 30, 2015 there was approximately $98,000 in unrecognized Xcede stock compensation cost.

Note 9 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of four segments: contract research (“Contract Research”), optics (“Optics”), instruments (“Instruments”) and biomedical (“Biomedical”). Substantially all the operating assets of the Instruments segment were sold in the three months ended December 31, 2013.

Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Optics segment manufactures optical materials, components and coatings. The Biomedical segment, through Xcede Technologies, Inc., a majority owned, joint venture, is focused on developing a tissue sealant technology for a wide spectrum of applications though no assurance can be given that this technology will become successfully commercialized. The businesses comprising substantially all the Instruments segment were sold in the first quarter of fiscal 2014 as discussed in Note 2.

The Company’s segment information for the three months ended June 30, 2015 and 2014 is summarized below:

Results of Operations for the Three Months Ended June 30,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$4,626,000	$5,613,000	$-	$-	$10,239,000
Gross Profit	2,027,000	2,191,000	-	-	4,218,000
GM %	43.8%	39.0%	-	-	41.2%
SG&A	1,934,000	1,565,000	-	236,000	3,735,000
Loss on sale of assets	-	(8,000)	-	-	(8,000)
Operating Income (Loss)	93,000	618,000	-	(236,000)	475,000

Depreciation and Amortization	74,000	223,000	-	15,000	312,000
Capital expenditures	-	270,000	-	21,000	291,000

Intangibles, Net	273,000	722,000	-	257,000	1,252,000
Goodwill	4,939,000	1,252,000	-	-	6,191,000
Total Assets	$9,462,000	$16,615,000	$50,000	$756,000	$26,883,000

Results of Operations for the Three Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,461,000	$5,172,000	$-	$8,000	$10,641,000
Gross Profit	2,121,000	1,741,000	-	8,000	3,870,000
GM %	38.8%	33.7%	-	100.0%	36.4%
SG&A	2,057,000	1,516,000	(10,000)	181,000	3,744,000
Gain on sale of assets	-	-	30,000	-	30,000
Operating Income (Loss)	64,000	225,000	40,000	(173,000)	156,000

Depreciation and Amortization	70,000	190,000	-	15,000	275,000
Capital expenditures	-	1,937,000	-	-	1,937,000

Intangibles, Net	307,000	893,000	-	133,000	1,333,000
Goodwill	4,939,000	1,394,000	-	-	6,333,000
Total Assets	$9,451,000	$16,053,000	$335,000	$632,000	$26,471,000

The Company’s segment information for the nine months ended June 30, 2015 and 2014 is summarized below:

Results of Operations for the Nine Months Ended June 30,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$13,964,000	$15,781,000	$-	$-	$29,745,000
Gross Profit	6,077,000	5,408,000	-	-	11,485,000
GM %	43.5%	34.3%	-	-	38.6%
SG&A	5,712,000	5,150,000	-	739,000	11,601,000
Gain on sale of assets	-	178,000	-	-	178,000
Operating Income (Loss)	365,000	436,000	-	(739,000)	62,000

Depreciation and Amortization	222,000	631,000	-	45,000	898,000
Capital expenditures	4,000	666,000	-	77,000	747,000

Intangibles, Net	273,000	722,000	-	257,000	1,252,000
Goodwill	4,939,000	1,252,000	-	-	6,191,000
Total Assets	$9,462,000	$16,615,000	$50,000	$756,000	$26,883,000

Results of Operations for the Nine Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,915,000	$14,059,000	$773,000	$11,000	$31,758,000
Gross Profit	7,093,000	5,175,000	318,000	11,000	12,597,000
GM %	41.9%	36.8%	41.1%	100.0%	39.7%
SG&A	6,439,000	4,030,000	529,000	579,000	11,577,000
Gain on sale of assets	-	-	1,217,000	-	1,217,000
Operating Income (Loss)	654,000	1,145,000	1,006,000	(568,000)	2,237,000

Depreciation and Amortization	209,000	551,000	2,000	47,000	809,000
Capital expenditures	12,000	2,606,000	-	-	2,618,000

Intangibles, Net	307,000	893,000	-	133,000	1,333,000
Goodwill	4,939,000	1,394,000	-	-	6,333,000
Total Assets	$9,451,000	$16,053,000	$335,000	$632,000	$26,471,000

Customer Financial Information

For the three and nine months ended June 30, 2015, four customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and nine months ended June 30, 2014, three customers, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended June 30, 2015 and 2014, these customers made up 64% and 68%, respectively, of Contract Research revenue. For the nine months ended June 30, 2015 and 2014, these customers made up 68% and 67%, respectively, of Contract Research revenue.

For the three months ended June 30, 2015, two customers in the Optics segment each represented more than 10% of the total segment revenue. For the nine months ended June 30, 2015, no customer made up more than 10% of the segment revenue. For the three and nine months ended June 30, 2014, a single customer in the Optics segment made up 18% and 10%, respectively of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,228,000	80%	$8,255,000	78%
Europe	1,140,000	11%	689,000	6%
Other	871,000	9%	1,697,000	16%
	$10,239,000	100%	$10,641,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2015 and 2014 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2015		June 30, 2014
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$23,892,000	80%	$25,784,000	81%
Europe	3,147,000	11%	2,363,000	8%
Other	2,706,000	9%	3,611,000	11%
	$29,745,000	100%	$31,758,000	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of June 30, 2015 and September 30, 2014, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of June 30, 2015 and September 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were (4.0%) and (2.4%) for the three and nine months ended June 30, 2015, respectively, and (480.0%) and (5.2%) for the three and nine months ended June 30, 2014, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

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

General Business Overview

Operations

Revenue for the third quarter of fiscal year 2015, which ended June 30, 2015, was $10.2 million, a decrease of 3.8% compared with revenue of $10.6 million for the quarter ended June 30, 2014. The decrease is attributable to a $0.8 million decline in revenue from the Contracts Research segment due to reductions and slowdowns in the awarding of government research grants that began in 2014 and the funding of those awards, which impacted the segment’s revenue beginning in the third quarter of 2014. Contract Research segment revenues have been relatively unchanged in each of the first three quarters of fiscal 2015 and are expected to increase modestly in the current quarter. The lower Contract Research segment revenues were partially offset by a $0.4 million increase in revenue in the Optics segment as a result of internal revenue growth and the acquisition of the assets of DichroTec Thin Films LLC (“DichroTec”) in June, 2014.

Cost of revenue for the third quarter of 2015 was $6.0 million, a decrease of 11.1% compared with $6.8 million for the quarter ended June 30, 2014 primarily as a result of a $0.7 million decrease in the cost of revenue associated with the Contract Research segment revenue decrease discussed above.

Total operating expenses remained essentially unchanged at $3.7 million for the three month periods ended June 30, 2015 and 2014 as SG&A declined slightly in the Contract Research segment while increasing slightly in the Optics and Biomedical segments.

Income from operations for the quarter ended June 30, 2015 was $0.5 million compared with income of $0.2 million for the quarter ended June 30, 2014. The increase in income from operations was primarily due to higher gross profit in the Optics segment and, to a lesser extent, lower SG&A expenses in both the Contract Research and Optics segment and decreased gross profit in the Contracts Research segment.

Net income was $0.4 million, or $0.02 per share, for the quarter ended June 30, 2015, compared with approximately breakeven income for the quarter ended June 30, 2014.

The assets within our Instruments segment were substantially disposed of in the first quarter of 2014.

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede. We have been and are continuing to incur approximately $1 million annually in research expenses in Xcede as it continues to develop a tissue sealant technology for a wide spectrum of applications. We are funding these research expenses through cash raised from the issuance of Xcede convertible notes to outside investors and to certain officers and directors of the Company. We expect Xcede’s expenses to increase as it prepares for human trials, which are expected to commence in fiscal 2017. Xcede raised approximately $300,000 in the third quarter of 2015 and management is continuing to pursue various financing alternatives to fund these research expenses.

Commercialization of technologies from our extensive research and development portfolio and strategic acquisitions are expected to be key drivers of our future growth and we plan to continue to invest in these growth opportunities, depending upon the availability of capital to fund these endeavors.

Results of Operations

Results of Operations for the Three Months Ended June 30,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$4,626,000	$5,613,000	$-	$-	$10,239,000
Gross Profit	2,027,000	2,191,000	-	-	4,218,000
GM %	43.8%	39.0%	-	-	41.2%
SG&A	1,934,000	1,565,000	-	236,000	3,735,000
Loss on sale of assets	-	(8,000)	-	-	(8,000)
Operating Income (Loss)	93,000	618,000	-	(236,000)	475,000

Depreciation and Amortization	74,000	223,000	-	15,000	312,000
Capital expenditures	-	270,000	-	21,000	291,000

Intangibles, Net	273,000	722,000	-	257,000	1,252,000
Goodwill	4,939,000	1,252,000	-	-	6,191,000
Total Assets	$9,462,000	$16,615,000	$50,000	$756,000	$26,883,000

Results of Operations for the Three Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$5,461,000	$5,172,000	$-	$8,000	$10,641,000
Gross Profit	2,121,000	1,741,000	-	8,000	3,870,000
GM %	38.8%	33.7%	-	100.0%	36.4%
SG&A	2,057,000	1,516,000	(10,000)	181,000	3,744,000
Gain on sale of assets	-	-	30,000	-	30,000
Operating Income (Loss)	64,000	225,000	40,000	(173,000)	156,000

Depreciation and Amortization	70,000	190,000	-	15,000	275,000
Capital expenditures	-	1,937,000	-	-	1,937,000

Intangibles, Net	307,000	893,000	-	1,330,000	2,530,000
Goodwill	4,939,000	1,394,000	-	-	6,333,000
Total Assets	$9,451,000	$16,053,000	$335,000	$632,000	$26,471,000

Revenue for the third quarter of fiscal year 2015, which ended June 30, 2015, declined $0.4 million or 3.8% to $10.2 million. Contract Research segment revenues decreased approximately $0.8 million or 15.3%, compared with the same period in the prior year, primarily as a result of a slowdown in both government research award grants and the funding of awards previously granted that began in 2014. Management believes this slowdown reflects continuing government budget pressure to reduce spending across the majority of the agencies that we contract with. The research backlog for the Contracts Research segment has decreased slightly to approximately $35 million at June 30, 2015 (of which approximately $12 million is currently funded and in process) compared to $36 million at March 31, 2015. At September 30, 2014, research backlog was approximately $30 million.

The Optics segment revenue increased approximately $0.4 million or 8.5% for the three months ended June 30, 2015, compared with the same period in the prior year, as a result of internal growth in a number of the businesses within the segment and the acquisition of the assets of DichroTec in June, 2014.

The Biomedical segment has no revenues as it is currently researching and developing a tissue sealant technology.

The Instruments segment has no revenues, as substantially all of its assets were disposed of in the first quarter of fiscal 2014.

Gross profit for the three months ended June 30, 2015 was $4.2 million, or 41.2% of revenues, compared to $3.9 million or 36.4% of revenues for the three months ended June 30, 2014. Gross profit decreased $0.1 million in the Contract Research segment while gross profit margins improved to 43.8% in 2015 from 38.8% last year primarily as a result of expense reduction actions taken in 2014 to better align expenses with the lower revenue levels. Gross profit for the Optics segment increased $0.5 million to 39.0% of revenues at June 30, 2015 compared to 33.7% of revenues for the quarter ended June 30, 2014 as a result of higher revenues without a corresponding increase in overhead expenses, management actions to improve yields in certain product lines and a reduction in sales of certain low margin products.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses were $3.7 million for both the three months ended June 30, 2015 and 2014. Operating expenses for the Contract Research segment decreased $0.1 million due to cost saving measures implemented beginning in the third quarter of 2014, while operating expenses in the Optics and Biomedical segments increased $0.1 million.

As a result of the items discussed above, income from operations for the three months ended June 30, 2015 was $0.5 million compared to income from operations of $0.2 million for the same period in fiscal 2014.

Net interest expense was approximately $0.1 million for the three months ended June 30, 2015 and 2014.

Income tax expense for the three months ended June 30, 2015 consists primarily of state tax expense offset by certain U.K. tax research credits.

Net income for the three months ended June 30, 2015 was $0.4 million, or $0.02 in basic earnings per share, compared with approximately breakeven income for the quarter ended June 30, 2014.

Results of Operations – Year to Date

Results of Operations for the Nine Months Ended June 30,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$13,964,000	$15,781,000	$-	$-	$29,745,000
Gross Profit	6,077,000	5,408,000	-	-	11,485,000
GM %	43.5%	34.3%	-	-	38.6%
SG&A	5,712,000	5,150,000	-	739,000	11,601,000
Gain on sale of assets	-	178,000	-	-	178,000
Operating Income (Loss)	365,000	436,000	-	(739,000)	62,000

Depreciation and Amortization	222,000	631,000	-	45,000	898,000
Capital expenditures	4,000	666,000	-	77,000	747,000

Intangibles, Net	273,000	722,000	-	257,000	1,252,000
Goodwill	4,939,000	1,252,000	-	-	6,191,000
Total Assets	$9,462,000	$16,615,000	$50,000	$756,000	$26,883,000

Results of Operations for the Nine Months Ended June 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$16,915,000	$14,059,000	$773,000	$11,000	$31,758,000
Gross Profit	7,093,000	5,175,000	318,000	11,000	12,597,000
GM %	41.9%	36.8%	41.1%	100.0%	39.7%
SG&A	6,439,000	4,030,000	529,000	579,000	11,577,000
Gain on sale of assets	-	-	1,217,000	-	1,217,000
Operating Income (Loss)	654,000	1,145,000	1,006,000	(568,000)	2,237,000

Depreciation and Amortization	209,000	551,000	2,000	47,000	809,000
Capital expenditures	12,000	2,606,000	-	-	2,618,000

Intangibles, Net	307,000	893,000	-	133,000	1,333,000
Goodwill	4,939,000	1,394,000	-	-	6,333,000
Total Assets	$9,451,000	$16,053,000	$335,000	$632,000	$26,471,000

Revenue for the nine months ended June 30, 2015 was down $2.0 million or 6.3% to $29.7 million compared to $31.8 million for the nine months ended June 30, 2014.

Revenue from our Contract Research segment decreased $3.0 million or 17.4% for the nine months ended June 30, 2015 compared to the same period in 2014, primarily as a result of a drop in government research awards granted to the Contract Research segment beginning in 2014 as well as delays in funding previously granted awards. Contract Research segment revenues have been relatively unchanged in each of the first three quarters of fiscal 2015 and are expected to increase modestly in the current quarter. Management expects government budget pressures on spending and delays in funding subsequent to the granting of awards to add increased variability to the business.

The Optics segment revenue increased $1.7 million or 12.2% for the nine months ended June 30, 2015, compared with the same period in the prior year, as a result of the internal growth and, to a lesser extent, the acquisition of the DichroTec business in June 2014.

Revenue from our Instruments segment decreased $0.8 million for the nine months ended June 30, 2015, primarily as a result of the sale of the lead paint and medical product businesses in the first quarter of fiscal 2014.

The Biomedical segment had no revenue in the nine months ended June 30, 2015.

Gross profit for the nine months ended June 30, 2015 was $11.5 million, or 38.6% of sales, compared to $12.6 million, or 39.7% of sales for the nine months ended June 30, 2014.

Gross profit for the Contract Research segment declined $1.0 million to $6.1 million for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 primarily as a result of lower billable hours reflecting the lower level of government research awards. As a result of cost saving measures implemented during 2014 in response to the lower level of government contract awards, the Contract Research segment gross profit as a percent of sales increased to 43.5% for the nine months ended June 30, 2015 compared to 41.9% for the same period in 2014.

Gross profit for the Optics segment increased approximately $0.2 million to $5.4 million for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 as a result of changes in the mix of products sold and improved yields on certain products sold.

There was no gross profit associated with the Instruments segment in fiscal 2015 due to the sales of the businesses comprising substantially all the Instrument segment in fiscal year 2014.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses were flat at $11.6 million for the nine months ended June 30, 2015 compared to the same period in 2014 as decreased expenses in the Contract Research and Instruments segments were substantially offset by increased expenses in the Optics segment due to the acquisition of DichroTec in June 2014 and a $0.4 million expense associated with the termination and settlement of a pension plan.

Income from operations for the nine months ended June 30, 2015 was $0.1 million compared to income from operations of $2.2 million for the prior year comparable period. The decrease in income of $2.1 million is primarily a result of the $1.2 million gain on the sale of the businesses in the Instruments segment recorded in the first nine months of fiscal 2014 as well as a $1.0 million reduction in income from operations associated with the Instruments segment businesses that were sold in 2014. The Contract Research and Optics segments had decreases in income from operations for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 of $0.3 million and $0.7 million, respectively. The Contract Research segment decrease is a result of the decreased revenues partially offset by the decreased costs discussed above. The Optics segment decrease is a result of a $350,000 nonrefundable payment recorded in 2014 for which the associated costs had been previously recognized, the DichroTec acquisition and the pension plan settlement discussed previously.

Net interest expense for the nine months ended June 30, 2015 decreased to $0.4 million from $0.6 million for the same period in 2014 as a result of the elimination of default interest due to our subordinated lender prior to May 2014, partially offset by the accrual of interest on the Xcede convertible notes issued in 2014 and 2015.

Income tax expense for the nine months ended June 30, 2015 consisted primarily of state tax expense offset by certain U.K. tax research credits.

Net income (loss) for the nine months ended June 30, 2015 was ($0.3) million or ($0.01) per share, compared with income of $1.8 million or $0.12 per share for the nine months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of June 30, 2015 was $3.5 million or approximately $0.3 million less than the net cash of $3.8 million at September 30, 2014.

As of June 30, 2015, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $2.3 million of senior debt borrowed under a revolving line of credit with Middlesex Savings Bank and $3.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company has $1.7 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of June 30, 2015. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

The Company’s Xcede subsidiary currently has $0.5 million of cash remaining from its convertible notes financings. In May 2015, the terms of the convertible notes were amended to provide for an additional $1 million of convertible notes issuances (of which approximately $0.3 million was issued in the third quarter of 2015) and to extend the notes maturity date. The terms of the convertible notes now provide that the notes are payable upon the demand of the holders of a majority of the aggregate outstanding amount of the notes, after June 30, 2016.

Management believes that Xcede has sufficient cash on hand to fund Xcede’s operations for at least the next three months. Management is continuing to pursue various financing alternatives.

Cash From Operating Activities

In total, including the changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, operating activities used cash of $0.1 million for the nine months ended June 30, 2015. Approximately $1.2 million of the cash used is a result of deposits for new equipment purchases and balance sheet changes as a result of normal cyclical billing and payment activity.

Cash From Investing and Financing Activities

The Company generated $0.2 million from the sale of a product line and used cash of approximately $0.7 million for the purchase of property, plant and equipment for the nine months ended June 30, 2015.

Total outstanding bank debt for the nine months ended June 30, 2015 increased approximately $0.1 million to $5.7 million from $5.6 million at September 30, 2014. Net cash generated from financing activities was approximately $0.3 million for the nine months ended June 30, 2015 and include the issuance of approximately $0.3 million of Xcede convertible notes.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three or nine month periods ended June 30, 2015 or 2014.

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

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for the Company beginning in fiscal 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our management concluded that as of June 30, 2015, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5 Other Information

During the quarter ended June 30, 2015, Xcede Technologies, Inc., the Company’s 90%-owned subsidiary, issued convertible promissory notes in the aggregate principal amount of $300,000 to certain investors and certain officers and directors of the Company. The notes accrue interest at 5% and are due after June 30, 2016, upon the demand of the holders of a majority of the aggregate outstanding principal amount of all convertible notes issued by Xcede and currently outstanding.

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

99.1 Press release, dated August 12, 2015 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2015.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: August 12, 2015
Peter Sulick,
Chief Executive Officer and President

	/s/ Thomas C. Leonard	DATED: August 12, 2015
Thomas C. Leonard,
Chief Financial Officer

