Form 10-K
period 2015-09-30
DYNASIL CORP OF AMERICA
filed 2015-12-17
CIK 30831

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2015.

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

Yes ☐ No ☒

As of March 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,065,449.

As of December 7, 2015 there were 16,625,794 shares of common stock, par value $0.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 25, 2016 are incorporated by reference into Part III of this report.

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

We have three reporting segments based on our main operating activities, as well as a fourth segment substantially all of the assets of which were sold in the first quarter of 2014. Below is a summary of these segments:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in U.S. government-funded research.

•	Optics: The Optics segment encompasses four business units – Dynasil Fused Silica, Optometrics, Hilger Crystals, and Evaporated Metal Films – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. At September 30, 2015, Dynasil Biomedical owned 90% of the common stock of Xcede (approximately 69%, assuming conversion of the $2.0 million of the outstanding convertible notes), and therefore Xcede is included in our consolidated financial statements. Dynasil Biomedical currently has no operations other than relating to its equity ownership in Xcede.

•	Instruments: The Instruments segment consists of Dynasil Products (formerly known as RMD Instruments), which manufactured precision instrumentation for medical and commercial applications until the sale in fiscal 2014 of our lead paint detector and gamma medical probe businesses, which together comprised substantially all the operations within our Instruments segment.

For information about our segments and geographical information about our operating revenues and assets, see Note 17 to the Consolidated Financial Statements included in this Report.

Our business strategy is based on continued development and expansion of our funded research portfolio, investment in the commercialization of the technologies originating from our Contract Research segment, organic growth of existing Optics segment products, continuing development of the Xcede medical technologies using outside funding and acquisitions that align with our core competencies.

Historical Growth by Acquisition

Through a series of acquisitions beginning in March 2005, Dynasil has evolved from a single product line optics company to one focused on multiple optical product lines and a significant contract research business focused on advanced materials used in radiation detection and other advanced instrumentation. Our revenue has increased from $2 million in FY 2004 to $40 million in FY 2015.

The acquisitions we completed during this period included:

•	Optometrics: In March 2005, we acquired Optometrics LLC (“Optometrics”), a worldwide supplier of optical components and instruments, including diffraction gratings, interference filters, monochromators, laser optics and specialized optical systems.

•	Evaporated Metal Films: In October 2006, we acquired Evaporated Metal Films Corporation (“EMF”), an optical thin-film coatings company with a broad range of application markets, including solar energy, display systems, dental photography, optical instruments, satellite communications and lighting.

•	RMD: In July 2008, we acquired Radiation Monitoring Devices, Inc. (“RMD”), a contract research company, and RMD Instruments, LLC (“Dynasil Products”), a precision instruments company that manufactured and sold instruments in the medical imaging and industrial markets, including hand-held analyzers for lead paint and gamma medical probes for cancer surgery. The lead paint detector and gamma medical probe businesses were sold in fiscal 2014.

•	Hilger Crystals: In July 2010, we acquired Hilger Crystals, Ltd., (“Hilger”) a manufacturer of synthetic crystals applicable to a wide range of industrial, medical, and homeland security applications with a long history of supplying high-quality synthetic crystals for infrared spectroscopy, X-ray and gamma ray detection.

•	Biomedical technologies: In April 2011, we acquired the rights to six early stage biomedical technologies from Dr. Daniel Ericson, a former hematologist at the Mayo Clinic, which jointly owns rights to certain of the technologies acquired. The activity of our Biomedical segment is currently focused on the development of the tissue sealant technology that was part of this transaction.

•	DichroTec Thin Films: In June 2014, our EMF subsidiary acquired the assets of DichroTec Thin Films LLC, another optical thin-film coatings company with a broad range of applications, many of which are similar to EMF’s applications.

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

RMD develops advanced technology in materials, sensors and prototype instruments that detect or measure radiation, light, magnetism or sound for use in security, medical and industrial applications. RMD has research expertise in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics. As of September 30, 2015, our Contract Research segment had a total of 86 employees, including 32 Ph.D. level scientists. RMD serves as an incubator to expand our patent portfolio enabling the opportunity to advance our technology from development to commercialization using government-funded research. As of September 30, 2015, RMD had a portfolio of 61 issued U.S. patents and 53 pending patent applications, compared with 56 issued patents and 48 pending patent applications at the same point in 2014.

For more than 25 years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. RMD also provides research for non-governmental entities in areas where it has the appropriate expertise. Such research is currently not a significant portion of RMD’s revenues. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of September 30, 2015, RMD had a contract backlog of approximately $33 million, of which approximately 45% is SBIR contracts.

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

We believe that research projects can provide an important source for new commercial products in areas such as medical imaging, industrial sensors, critical care and point of care diagnostics and homeland security. For example, Dynasil Products’ lead paint analyzer and gamma medical probes businesses, which were sold in fiscal year 2014, emanated from the RMD portfolio. Most recently, our government-funded research work supported the development of our CLYC dual-mode radiation detection technology which we are currently selling commercially.

Our Optical Technology

We specialize in the production of optical materials, components and coatings for various applications in the medical, industrial, and homeland security/defense sectors.

Our Optics segment supplies synthetic crystals, optical materials, components, and coatings that are used in devices such as baggage scanners, medical imaging systems, optical instruments, lasers, analytical instruments, automotive components, semiconductor/electronic devices, spacecraft/aircraft components and advertising displays. These products are offered through four business units (Dynasil Fused Silica, Optometrics, Hilger and EMF).

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

Our products are distributed through a direct sales and marketing staff of 11 people and through other channels, including manufacturer’s representatives and distributors in various foreign countries for international sales and U.S. manufacturers’ representatives for certain product lines. Marketing efforts include direct customer contact through sales visits, advertising in trade publications and attendance at trade shows.

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

Xcede issued $1.4 million in aggregate principal amount of 5% convertible notes pursuant to a note purchase agreement dated October 2013 that provided for the issuance of up to $2 million in aggregate principal amount of such notes. The notes are convertible into equity of Xcede at a 20% discount to the first equity financing of Xcede of at least $3.0 million, inclusive of the notes and interest.

In May 2015, the note purchase agreement was amended to provide for the issuance of an additional $1 million in aggregate principal amount of such notes (of which $0.6 million was issued in fiscal year 2015) and extend the notes’ maturity date. As amended, the notes are payable after June 30, 2016 upon the demand of the holders of a majority of the aggregate outstanding amount of the notes. Xcede is using the net proceeds from the issuances of the notes to finance its pre-clinical research activities.

Xcede is currently seeking additional financing to complete pre-clinical testing and initiate clinical trials outside of the U.S. for its first tissue sealant product.

Through Dynasil Biomedical, we currently own approximately 90% of the outstanding equity in Xcede (approximately 69% assuming conversion of the outstanding notes described above). Xcede’s convertible note investors include Mayo Clinic Ventures, Southern Initiative Minnesota Foundation, Rochester Area Economic Development Inc., angel investors and certain members of Dynasil’s executive management team and board of directors.

Strategy to Commercialize our Technologies

Our business strategy focuses on combining our expertise in funded research, product development and technology innovation to commercialize detection and analysis equipment for the homeland security, industrial and medical markets. We are executing on this strategy by:

•	developing and expanding our research portfolio;
•	seeking to commercialize the technologies coming from our Contract Research segment;
•	growing organically through investment in existing businesses; and
•	identifying and investing in those technologies with the greatest revenue and growth potential in the market.

For example, our CLYC dual mode nuclear detection crystal technology was developed by RMD under a program for the Department of Homeland Security for use in locating nuclear bombs or nuclear materials at our nation’s ports and borders. This technology has the potential to be very important to our national security, as well as other radiation detection applications, such as nuclear power plant safety. Our dual mode detection crystals are being commercialized in cooperation with our Optics segment while RMD continues to further enhance this technology.

Our CLYC dual mode detection crystals technology is designed to be a single detector that replaces two detector subsystems – the gamma radiation detector and also the helium-3 detectors for neutrons. Increasing our value proposition is the fact that the stockpile of the chemical element helium-3, a byproduct of nuclear weapons production, is in short supply. The stockpile of helium-3 has been drawn down during the past 10 years, as the federal government has increased its use in neutron detectors to help prevent nuclear and radiological material from being smuggled into the U.S.

Intellectual Property (IP)

From October 2014 through September 2015, we have been granted six new U.S. patents and have filed 22 new patent applications. Our current portfolio, company-wide, is 63 issued and 66 pending applications, the largest percentage of which are issued to RMD. We believe that intellectual property represents an important strategic advantage for us.

Customers

We have more than 600 customers, with approximately 52% of our business concentrated in our top 10 customers. Our four largest customers are agencies and agents of the Federal government and accounted for approximately 11%, 9%, 7% and 5%, respectively, of our revenues during fiscal year 2015. Our fifth largest customer is a customer of our Optics segment and also accounted for 5% of our overall revenue during fiscal year 2015. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part and quantity or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We also have blanket orders that call for monthly deliveries of predetermined amounts. Contract research projects generally run for a one to two year period.

Employees

As of September 30, 2015, we had a total of 230 employees, 215 of which are full-time. Of the total, 40 of our employees are engaged in administration, 11 are engaged in sales, 95 are engaged in research and/or engineering and 84 are engaged in manufacturing. The Company has a total of 34 Ph.D. level employees. Our operations are non-union except for a two-person union in one location.

Suppliers

Our largest supplier for materials and components is a supplier of the fused silica material that is fabricated and sold by our New Jersey facility. We believe that we have excellent relationships with our suppliers. If any of our suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying such replacements.

Research and Development

Our RMD business unit primarily provides research and development (“R&D”) activities under government funded research contracts. The RMD business unit recognized revenues of $18.8 million and $21.9 million in fiscal years 2015 and 2014, respectively. The direct costs associated with these revenues were $10.6 million and $12.6 million in 2015 and 2014, respectively. Substantially all the Contract Research segment’s cost of revenue relates to research performed by RMD which are in turn billed to the contracting party.

R&D for our other businesses, which totaled $0.1 million in both 2015 and 2014, primarily involves new product development, changes to our manufacturing processes and the introduction of improved methods and equipment.

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

The tissue sealant being developed by Xcede, our joint venture with Mayo Clinic, is subject to FDA regulations and approval in the United States and requires CE marking and other regulatory agency approval in other countries around the world.

Our use of radioactive materials in research and certain of our products (our dual-mode detector) subject us to laws regulating hazardous wastes under United States federal and certain state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located. Environmental compliance costs, which totaled $25,000 for fiscal year 2015, have not historically had a material effect on our operating results.

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

Ten customers accounted for approximately 52% of the Company’s revenues in 2015 and the largest four customers, all agencies of the U.S. Government, accounted for 32% of revenues. Although we have had business relationships with these customers for many years, there can be no guarantee that we will be able to win contracts with these agencies in the future. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve our expected future revenues and may suffer a decline in revenues.

As of September 30, 2015, our total backlog for Contract Research was approximately $33 million. Backlog consists of the portion of existing contracts yet to be performed and awards of projects by agencies in favor of RMD. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

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

Goodwill and other intangible assets represent approximately 30% of our total assets and any impairment of these assets could negatively impact our results of operations.

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

RMD’s competitors include other small high technology companies performing SBIR R&D, large firms such as Raytheon which performs related R&D, universities and national laboratories.

The markets in which we operate are characterized by rapid technology development and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

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

Our indirect cost audits by the DCAA have been completed for fiscal 2011 while fiscal years 2012 through 2015 remain open pending DCAA audit. Although we have recorded contract revenues subsequent to fiscal 2011 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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

Our loan agreements contain numerous customary restrictions that limit our ability to undertake certain activities without the express prior written approval of our lenders. These include, but are not limited to, restricting our ability to:

•	incur additional indebtedness;
•	pay or declare dividends;
•	enter into a business substantially different from existing operations;
•	issue or authorize any additional or new equity that will result in a change of control; and
•	take any corporate action outside the ordinary course of the business, including without limitation, the sale of material assets or other strategic divestitures, without the prior written approval of our lender.

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

In addition to our bank financing, we are dependent upon cash flow from our businesses to fund our operations. It is our expectation that we can continue to increase our cash flows; however, there can be no assurance that we will be able to continue to do so. If we are unable to fund our operations from future cash flows together with our available bank financing, we will need to seek additional debt and/or equity financing, which may not be available on attractive terms, if at all, in which case there could be a material adverse effect on our results of operations and financial condition.

Our Xcede joint venture requires further funding to support the development of its technology.

Xcede has initiated financing efforts and has raised approximately $2.0 million of funding from external investors (including officers and directors of the Company) as of September 30, 2015. We expect Xcede will continue to require periodic investor funding in amounts larger than what has been raised to date in order to pursue clinical trials and further development of its tissue sealant technology. To the extent Xcede is successful in raising additional equity financing from outside sources, our equity interest in Xcede will decrease. There can be no assurance, however, that Xcede will be able to obtain future financing as needed or on terms which are attractive, in which case it might be required to close its operations and liquidate its assets in which case our investment would likely not be recovered.

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

Misconduct, should it occur, could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Intentional or unintentional violation of the Export Control Act or ITAR could result in severe fines which could adversely affect our profitability. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.

Quality problems with our processes, goods, and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales and market share.

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

One component of our growth strategy is to selectively pursue strategic acquisitions. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:

•	we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;
•	we may not be able to accurately estimate the financial effect of acquisitions and investments on our business and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;
•	we may encounter performance problems with acquired technologies, capabilities and products, particularly with respect to those that are still in development when acquired;
•	we may have trouble retaining key employees and customers of an acquired business or otherwise integrating such businesses, such as incompatible accounting, information management, or other control systems, which could result in unforeseen difficulties;
•	we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;
•	we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs;
•	acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins and we may be unable to recover investments in any such acquisitions;
•	acquisitions, investments and joint ventures may require us to spend a significant amount of cash or to issue capital stock, resulting in dilution of ownership; and
•	we may not be able to effectively influence the operations of our joint ventures or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.

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

In 2015 and 2014, we generated approximately 35% and 20% of our sales outside the U.S. Our international business operations may be subject to additional and different risks than our U.S. business. Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. If we are unable to manage these risks it would have a material adverse effect on our results of operations and financial condition.

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

Moreover, we use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under United States federal and certain state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

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

In October 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to focus on and separately fund the development of its tissue sealant technology. Xcede has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biomedical area. For example, to execute its business plan, Xcede will need to successfully:

•	raise the funds necessary to execute its product development plan;
•	manage its spending as costs and expenses increase during the clinical trial and regulatory approval processes;
•	obtain required regulatory approvals for the development and commercialization of the tissue sealant product applications;

•	maintain and expand the tissue sealant intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on its own or in collaboration with strategic partners; and
•	gain market acceptance for its products.

If Xcede is unsuccessful in accomplishing these objectives, it may not be able to develop its tissue sealant product, raise capital, expand its business or continue its operations, which may have a material adverse effect on our stock price.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

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

The following table reflects the range of high and low common stock sales prices for the four quarters of fiscal 2015 and fiscal 2014 as reported by the NASDAQ Capital Market.

	High & Low Sale Prices
	Years ended September 30,
	2015		2014
	High	Low	High	Low
First quarter	$1.59	$1.15	$1.57	$0.77
Second quarter	1.62	1.26	2.24	1.04
Third quarter	1.64	1.29	1.89	1.28
Fourth quarter	2.88	1.34	1.90	1.36

As of December 1, 2015 there were 16,585,794 shares of the Company’s common stock outstanding held by approximately 241 holders of record.

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

Overview

We have three reporting segments based on our main operating activities, as well as a fourth segment substantially all of the assets of which were sold in the first quarter of 2014. Below is a summary of these segments:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit.

•	Optics: The Optics segment encompasses four business units – our original optics business (“Dynasil Fused Silica”), Optometrics, Hilger, and EMF – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation, a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc., a joint venture with the Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. Dynasil Biomedical currently has no operations other than relating to its equity ownership in Xcede.

•	Instruments: The Instruments segment consists of Dynasil Products (formerly known as RMD Instruments), which manufactured precision instrumentation for medical and commercial applications until the sale in fiscal 2014 of our lead paint detector and gamma medical probe businesses, which together comprised substantially all the operations within this segment.

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

Fiscal 2015 Financial Overview

Our revenue declined $1.8 million to $40.5 million in 2015 compared to $42.3 million in 2014. Approximately $0.8 million of the decrease is a result of the sale of the lead paint detector and gamma medical probe businesses in the first quarter of 2014. In addition, Contract Research segment revenues declined $3.2 million or 15% to $18.8 million in 2015 while our Optics segment revenues increased $2.2 million or 11% to $21.8 million in 2015.

In fiscal year 2015, we incurred a net loss of $0.4 million compared to a net income of $2.0 million in 2014. The net loss in 2015 includes a $0.4 million charge for the final termination and settlement of a subsidiary’s pension plan as well as a $0.2 million gain on the sale of a product line while the net income in 2014 included a $1.3 million gain from the sale of two businesses. Excluding the pension charge and the gain on sale of the product line in 2015 and the gain on the sale of the two businesses in 2014, our net loss was $0.2 million in 2015 compared to net income of $0.7 million in 2014.

Our net income (loss) included losses of approximately $1.2 million and $0.8 million in 2015 and 2014, respectively, associated with research and start-up costs of Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo, in which we own 90% of the common stock (69% assuming conversion of the outstanding notes described below). Because Dynasil has voting control of Xcede via its common stock ownership, Xcede is required to be included in our consolidated net income for financial reporting purposes.

The majority of the funding for Xcede in 2015 and 2014 was from the sale of approximately $2.0 million in aggregate principal amount of Xcede Convertible Notes to external investors (including certain officers and directors of the Company). Although it is anticipated that the Company will continue for the foreseeable future to hold a significant interest in Xcede, the Company expects that its interest will decrease over time, if and to the extent that Xcede is successful in raising equity financing from outside sources.

Significant Transactions

On November 7, 2013, the Company sold its lead paint detector business to Protec Instrument Corporation, a Delaware corporation (“Protec”), which is a wholly owned subsidiary of Laboratoires Protec S.A., a French corporation and former European distributor of the lead paint detector products. The sales price totaled approximately $1.2 million, less certain adjustments and including the assumption of certain liabilities by Protec. On December 23, 2013, the Company sold its gamma medical probe business to Dilon Technologies, Inc., a Delaware corporation (“Dilon”), for $3.5 million, the assumption of certain liabilities of the Company, and a possible contingent payment. The Company used $4.9 million of the proceeds from the two transactions to reduce its bank indebtedness.

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

Results of Operations

Results of Operations for the Fiscal Year Ended September 30,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$18,753,000	$21,783,000	$-	$-	$40,536,000
Gross Profit	8,176,000	7,076,000	-	-	15,252,000
GM %	43.6%	32.5%	-	-	37.6%
SG&A	7,629,000	6,516,000	-	1,151,000	15,296,000
Gain on sale of assets	-	178,000	-	-	178,000
Operating Income (Loss)	547,000	738,000	-	(1,151,000)	134,000

Depreciation and Amortization	296,000	839,000	-	61,000	1,196,000
Capital expenditures	18,000	1,166,000	-	119,000	1,303,000

Intangibles, Net	264,000	678,000	-	283,000	1,225,000
Goodwill	4,939,000	1,192,000	-	-	6,131,000
Total Assets	$7,692,000	$15,948,000	$48,000	$828,000	$24,516,000

Results of Operations for the Fiscal Year Ended September 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$21,935,000	$19,590,000	$773,000	$11,000	$42,309,000
Gross Profit	9,301,000	7,100,000	318,000	11,000	16,730,000
GM %	42.4%	36.2%	41.1%	100.0%	39.5%
SG&A	8,546,000	5,482,000	527,000	778,000	15,333,000
Gain on sale of assets	-	-	1,297,000	-	1,297,000
Operating Income (Loss)	755,000	1,618,000	1,087,000	(765,000)	2,695,000

Depreciation and Amortization	280,000	781,000	2,000	60,000	1,123,000
Capital expenditures	12,000	1,326,000	-	110,000	1,448,000

Intangibles, Net	299,000	854,000	-	230,000	1,383,000
Goodwill	4,939,000	1,308,000	-	-	6,247,000
Total Assets	$8,857,000	$16,019,000	$313,000	$1,188,000	$26,377,000

Revenue

Revenues for the fiscal year ended September 30, 2015 were $40.5 million, down $1.8 million or 4% from the $42.3 million of revenue recorded in 2014.

Contract Research segment revenues decreased 15% to $18.8 million in 2015 from $21.9 million in 2014, reflecting continuing softness in Federal Agency contracting, including both award and funding decisions. The contract revenue backlog has increased slightly from $30 million in 2014 to $33 million in 2015 of which approximately 45% is SBIR grants. The Company continues to seek to diversify its contracting sources and to limit its reliance on both the SBIR program and the limited number of government agencies that currently contract for its research. This diversification also includes contract research for commercial businesses rather than governmental agencies.

The revenues of our Optics segment increased 11% to $21.8 million from $19.6 million in 2014. Three of the four business units in the Optics segment achieved revenue growth in 2015 due to increases in volume. In addition, the DichroTec acquisition discussed above contributed approximately $1.5 million to the revenues of the Optics segment in 2015.

The Instruments segment, of which substantially all of the assets were disposed of in the first quarter of 2014 as discussed above, had no revenues in 2015 and $0.8 million in revenues in 2014.

The Biomedical segment is engaged in development of a tissue sealant product through its Xcede joint venture and currently has no revenues.

Gross Profit

Gross profit for fiscal year 2015 decreased $1.5 million or 9% to $15.3 million from the prior year amount of $16.7 million. Gross profit as a percentage of revenue decreased to 38% in 2015 from 40% in 2014 primarily as a result of lower gross profit margins in the Optics segment associated with higher scrap levels experienced during the scaling-up of production for a large customer.

Gross profit for the Contract Research segment declined $1.1 million to $8.2 million in 2015 from $9.3 million in 2014 as a result of a decrease in the volume of direct labor hours billed while gross profit as a percentage of revenue increased to 44% in 2015 from 42% in 2014.

The Optics segment’s gross profit remained essentially unchanged at $7.1 million in both 2015 and 2014 while gross profit as a percentage of revenue dropped to 33% in 2015 from 36% in 2014 primarily as a result of increased costs associated with higher scrap levels experienced during the scaling-up of production for a large customer. The Company has implemented changes to its manufacturing processes and upgraded certain capital equipment during the second half of fiscal year 2015 and, as a result, expects production yields in the Optics segment to improve in fiscal year 2016.

Selling, General & Administrative (“SG&A”) Expenses

SG&A expenses remained essentially unchanged at $15.3 million or 38% of revenue in fiscal year 2015, from $15.3 million or 36% of revenue in fiscal year 2014. Excluding the SG&A expenses associated with the Instruments segment, the assets and business of which were substantially disposed of in the first quarter of fiscal year 2014, SG&A expenses increased 3% to $15.3 million in 2015 compared to $14.8 million in 2014.

Contract Research SG&A decreased to $7.6 million or 41% of revenue in fiscal 2015 from $8.5 million or 39% of revenue in the prior year. The lower SG&A expense in 2015 was primarily a result of the full year impact of cost savings measures implemented during 2014 in response to the decline in government spending and contract awards.

SG&A within the Optics segment increased 19% to $6.5 million in 2015 from $5.5 million in 2014 primarily due to higher expenses associated with increases in research and marketing costs at certain of the business units as well the impact of SG&A costs associated with the DichroTec acquisition completed in the third quarter of fiscal 2014.

Finally, SG&A costs in the Biomedical segment in fiscal year 2015 were approximately $1.2 million as compared to $0.8 million in fiscal year 2014. The costs in 2015 and 2014 were substantially all a result of spending by the Xcede joint venture on its development of the tissue sealant technology.

In fiscal years 2014 and 2015, Xcede raised approximately $1.4 million and $0.6 million of funding, respectively, from external investors, including certain officers and directors of the Company, through the issuance of convertible notes. We expect Xcede will continue to require periodic external investor funding in amounts larger than what has been raised to date in order to pursue clinical trials and regulatory approvals of its tissue sealant technology. We are continuing to explore the availability of outside financing, including through a sale, licensing or joint venture, though we may not be able to secure any such financing arrangement on favorable terms or at all.

Net Interest Expense

Net interest expense decreased 31% to $0.5 million in 2015 from $0.7 million in fiscal 2014, primarily as a result of the debt refinancing completed in the third quarter of 2014 that allowed us to regain compliance with our Massachusetts Capital Resources Company debt covenants. The Company had been accruing interest on this debt at the default rate of 14% rather than the normal rate of 10% since it suspended interest payments in February 2013. Additionally, the Company implemented a cash sweep program during the fourth quarter of fiscal 2015 which reduced borrowings and interest expense under its secured line of credit.

Income Tax Credit

Total income tax credit decreased from a tax credit of ($21,000) in fiscal 2014 to a tax credit of ($6,000) in fiscal 2015. The decrease in the credit is due to a decrease in foreign tax credits substantially offset by a decrease in state income taxes.

Net Income

As a result, the Company had a net loss of $0.4 million for the year ended September 30, 2015 compared to net income of $2.0 million in the prior year. The net loss in fiscal 2015 includes a $0.4 million charge for the final termination and settlement of a subsidiary’s pension plan as well as a $0.2 million gain on the sale of a product line while the net income in 2014 included a $1.3 million gain from the sale of two businesses. Excluding the pension charge and the gain on the sale of the product line in 2015 and the gain on the sale of the two businesses in 2014, our net loss would have been $0.2 million in 2015 compared to net income of $0.7 million in 2014.

Our net income (loss) includes approximately $1.2 million and $0.8 million of losses in 2015 and 2014, respectively from our Biomedical segment. Substantially all of the Biomedical losses in 2015 and 2014 were funded through the proceeds from Xcede’s convertible notes offerings in fiscal years 2015 and 2014.

Liquidity and Capital Resources

Liquidity Overview

As of September 30, 2015, the Company is in compliance with the terms of all its outstanding indebtedness. As of such date, the Company had total indebtedness consisting of:

•	$1.5 million senior debt under its revolving line of credit with Middlesex Saving Bank, with an additional borrowing capacity of up to $2.5 million, subject to the terms and conditions of the Middlesex Savings Bank Loan Agreement;

•	approximately $1.0 million of subordinated debt owed to Massachusetts Capital Resources Company;

•	approximately $2.0 million of Xcede Convertible Notes convertible into Xcede common stock; and

•	approximately $0.4 million of Notes Payable to two government entities.

In addition, the Company had net cash as of September 30, 2015 of $1.3 million, which was a decrease of $2.5 million as compared to $3.8 million at September 30, 2014. The decrease was primarily the result of cash utilized to repay $2.0 million of subordinated debt owed to Massachusetts Capital Resources Company (“MCRC”) and $0.6 million of cash utilized to pay down the Company’s revolving line of credit during fiscal 2015.

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

The Middlesex line of credit is secured by substantially all the Company’s personal property and certain of the Company’s equity interests in its foreign subsidiary, and is guaranteed by all of the Company’s wholly owned subsidiaries. The interest rate under the line of credit note is equal to the Prime Rate, but in no event less than 3.25%. The Middlesex loan agreement provides that the loan expires on May 1, 2017, at which time all outstanding principal and unpaid interest shall become due and payable.

The Middlesex line of credit was amended on September 29, 2015 to allow the Company to repay up to $3 million of the subordinated debt owed to MCRC and also provides for the Company, if it meets certain conditions, to convert up to $2 million of the advances under the line of credit to a fixed rate note with the principal amortizing monthly over a five year term.

Effective October 1, 2015, MCRC agreed to reduce the interest rate on its remaining outstanding indebtedness to 6% from 10% and to amend the principal repayment terms to provide for repayment of the remaining $1 million outstanding on a monthly basis over two years beginning on September 30, 2016.

In May 2015, the terms of the convertible notes were amended to provide for an additional $1 million of Convertible Notes issuances and to extend the notes maturity date. The terms of the convertible notes now provide that the notes are payable upon the demand of the holders of a majority of the aggregate outstanding amount of the notes, after June 30, 2016.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $0.8 million for fiscal year 2015 versus $1.9 million for fiscal year 2014. In 2015, the principal differences between the net loss of $0.4 million and net cash provided of $0.8 million are for stock compensation expense of $0.5 million, depreciation and amortization of $1.2 million, pension expense of $0.4 million and a gain on the sale of property, plant and equipment of ($0.2) million while changes to the short term asset and liability amounts in our balance sheet used $1.0 million.

In 2014, the principal differences between the net income of $2.0 million and the net cash provided of $1.9 million are stock compensation expense of $0.5 million, depreciation and amortization expense of $1.1 million and a gain on the sale of property, plant and equipment of $1.3 million while changes to the short term asset and liability amounts in our balance sheet used $0.6 million.

Cash Flows from Investing Activities

Cash flows from investing activities were a use of $1.1 million for fiscal 2015 compared with a generation of $2.4 million for fiscal 2014. The use in fiscal 2015 was primarily a result of the purchase of property, plant and equipment while fiscal 2014 activities included $4.3 million of proceeds from the sale of the lead paint detector and gamma medical probe businesses partially offset by the $0.5 million cash payment in connection with the DichroTec acquisition and other machinery and equipment and leasehold improvement expenditures of $1.4 million. The Company currently plans for capital expenditures of $2.0 million during fiscal year 2016, depending on the availability of cash and/or financing.

Substantially all of the $1.2 million Biomedical loss in 2015 and the $0.8 million Biomedical loss in 2014 were funded using the proceeds from Xcede’s convertible notes offerings during 2014 and 2015 which raised an aggregate of $2.0 million.

Cash Flows from Financing Activities

Cash flows from financing activities used $2.3 million of net cash in fiscal 2015, primarily in connection with the prepayment of $2.0 million of subordinated debt to Massachusetts Capital Resources Company and the $0.6 million pay down of the Middlesex revolving line of credit. The Company’s Xcede joint venture raised $0.6 million in convertible notes in 2015. The Company implemented a cash sweep process in 2015 which resulted in the full repayment of the line of credit for a period before the new borrowings were incurred in connection with the $2.0 million prepayment of the subordinated debt to MCRC.

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

The Bank Loan Agreement and the Note are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) sixty-five percent (65%) of the Company’s equity interests in its UK subsidiary, Hilger Crystals, Ltd. Under the note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory. The interest rate under the Note is equal to the Prime Rate, but in no event less than 3.25%.

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil, at the close of each fiscal quarter, to maintain a Debt Service Coverage ratio, as defined, of at least 1.20 to 1.00 on a trailing four quarter basis.

The Bank Loan Agreement was amended on September 29, 2015 to allow the Company to repay up to $3 million of the subordinated debt owed Massachusetts Capital Resources Company (“MCRC”) and also provide for the Company, if it meets certain conditions, to convert up to $2 million of the advances under the line of credit to a fixed rate note with the principal amortizing monthly over a five year term.

The Bank Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy, change of management, as defined and the occurrence of a material adverse change, as defined. As a result of the material adverse change clause, the line of credit has been classified as a current liability.

Note Purchase Agreement – Massachusetts Capital Resource Company

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with MCRC. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3.0 million subordinated note (the “Subordinated Note”) for proceeds of $3.0 million. The Subordinated Note initially matured on July 31, 2017, unless accelerated pursuant to an event of default, as described below. The Subordinated Note initially provided for interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment to be due and payable on August 31, 2012. Under the original terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company would redeem, without premium, $130,000 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

Effective October 1, 2015, in connection with the prepayment of $2 million of the Subordinated Note, MCRC agreed to adjust the interest rate to 6% and to amend the principal repayment terms such that beginning on September 30, 2016, the Company will redeem monthly, without premium, $43,478 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires the Company to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2015, step one of the testing determined the estimated fair value of RMD and Hilger exceeded their carrying values by more than 20%. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

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

There was no impairment charge during the years ended September 30, 2015 and 2014.

Intangible Assets

The Company's intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc., and provisionally patented technologies within Dynasil Biomedical Corp.

The Company estimates the fair value of indefinite-lived intangible assets using an income approach, and recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value. During the fourth quarter of fiscal year 2015, the Company conducted its annual impairment review of indefinite-lived intangible assets and concluded the fair value exceeded the carrying value.

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

Use of Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles (GAAP), this report also contains a measure of our net loss excluding a charge for the final termination and settlement of a subsidiary’s pension plan and the gain on the sale of a product line and our lead paint detector and gamma medical probe businesses. See “—Results of Operations—Net Income.” The Company believes that the inclusion of this non-GAAP financial measure helps investors to gain a meaningful understanding of the Company’s core operating results and enhance comparing such performance with prior periods. Our management uses this non-GAAP measure, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods. The non-GAAP financial measure included in this report is not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynasil Corporation of America and Subsidiaries

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Dynasil Corporation of America and Subsidiaries (the Company) as of September 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynasil Corporation of America and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts

December 17, 2015

 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$1,295,000	$3,842,000
Accounts receivable, net of allowances of $168,000 and $299,000 at September 30, 2015 and September 30, 2014, respectively	3,382,000	3,240,000
Costs in excess of billings and unbilled receivables	1,518,000	1,235,000
Inventories, net of reserves	3,066,000	2,954,000
Prepaid expenses and other current assets	1,167,000	861,000
Total current assets	10,428,000	12,132,000

Property, Plant and Equipment, net	6,662,000	6,518,000

Other Assets
Intangibles, net	1,225,000	1,383,000
Goodwill	6,131,000	6,247,000
Deferred financing costs, net	12,000	39,000
Security and other deposits	58,000	58,000
Total other assets	7,426,000	7,727,000

Total Assets	$24,516,000	$26,377,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,577,000	$2,329,000
Capital lease obligations, current	76,000	134,000
Convertible notes	2,123,000	1,433,000
Accounts payable	1,886,000	1,602,000
Deferred revenue	109,000	103,000
Accrued expenses and other liabilities	2,650,000	2,503,000
Total current liabilities	8,421,000	8,104,000

Long-term Liabilities
Long-term debt, net of current portion	1,290,000	3,282,000
Capital lease obligations, net of current portion	43,000	95,000
Deferred tax liability	284,000	264,000
Pension and other long-term liabilities	50,000	318,000
Total long-term liabilities	1,667,000	3,959,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 and 2014 (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	September 30,	September 30,
	2015	2014
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,368,738 and 17,140,182 shares issued, 16,558,578 and and 16,330,022 shares outstanding at September 30, 2015 and September 30, 2014, respectively.	9,000	9,000
Additional paid in capital	19,650,000	19,195,000
Accumulated other comprehensive income	110,000	98,000
Accumulated deficit	(4,167,000)	(3,933,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	14,616,000	14,383,000
Noncontrolling interest	(188,000)	(69,000)
Total stockholders' equity	14,428,000	14,314,000

Total Liabilities and Stockholders' Equity	$24,516,000	$26,377,000

 The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

	2015	2014
Net revenue	$40,536,000	$42,309,000
Cost of revenue	25,284,000	25,579,000
Gross profit	15,252,000	16,730,000
Operating expenses:
Sales and marketing	1,215,000	1,408,000
Research and development	1,715,000	1,343,000
General and administrative	12,366,000	12,581,000
Gain on sale of assets	(178,000)	(1,297,000)

Total operating expenses	15,118,000	14,035,000
Income from operations	134,000	2,695,000
Interest expense, net	493,000	713,000
Income (loss) before taxes	(359,000)	1,982,000
Income tax (credit)	(6,000)	(21,000)
Net income (loss)	(353,000)	2,003,000
Less: Net loss attributable to noncontrolling interest	(119,000)	(69,000)
Net income (loss) attributable to common stockholders	$(234,000)	$2,072,000

Net income (loss)	$(353,000)	$2,003,000
Other comprehensive income (loss):
(Increase) decrease in pension liability	318,000	(68,000)
Foreign currency translation	(306,000)	13,000
Total comprehensive income (loss)	$(341,000)	$1,948,000

Basic net income (loss) per common share	$(0.01)	$0.13
Diluted net income (loss) per common share	$(0.01)	$0.13

Weighted average shares outstanding
Basic	16,402,893	15,415,408
Diluted	16,402,893	15,429,664

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2013	16,224,402	$8,000	$17,476,000	$153,000	$(6,005,000)	810,160	$(986,000)	$-	$10,646,000
Issuance of shares of common stock under employee stock purchase plan	10,499	-	13,000	-	-	-	-	-	13,000

Stock-based compensation costs	205,281	-	467,000	-	-	-	-	-	467,000

Issuance of shares for acquisition	700,000	1,000	1,239,000	-	-	-		-	1,240,000

Adjustment for decrease in pension liability, net of tax	-	-	-	(68,000)	-	-	-	-	(68,000)

Foreign currency translation adjustment	-	-	-	13,000	-	-	-	-	13,000

Net income (loss)	-	-	-	-	2,072,000	-	-	(69,000)	2,003,000
Balance, September 30, 2014	17,140,182	$9,000	$19,195,000	$98,000	$(3,933,000)	810,160	$(986,000)	$(69,000)	$14,314,000
Issuance of shares of common stock under employee stock purchase plan	9,698	-	13,000	-	-	-	-	-	13,000

Stock-based compensation costs	228,500	-	459,000	-	-	-	-	-	459,000

Adjustment for escrow settlement	(9,642)	-	(17,000)	-	-	-	-	-	(17,000)

Settlement of pension obligation, net of tax	-	-	-	318,000	-	-	-	-	318,000

Foreign currency translation adjustment	-	-	-	(306,000)	-	-	-	-	(306,000)

Net loss	-	-	-	-	(234,000)	-	-	(119,000)	(353,000)
Balance, September 30, 2015	17,368,738	$9,000	$19,650,000	$110,000	$(4,167,000)	810,160	$(986,000)	$(188,000)	$14,428,000

The accompanying notes are an integral part of these consolidated financial statements

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(353,000)	$2,003,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	459,000	467,000
Foreign exchange loss (gain)	70,000	6,000
Gain on sale of assets	(178,000)	(1,297,000)
Depreciation and amortization	1,196,000	1,123,000
Pension expense	318,000	-
Other	346,000	245,000
Other changes in assets and libilities:
Accounts receivable, net	(196,000)	518,000
Inventories	(365,000)	(395,000)
Costs in excess of billings and unbilled receivables	(283,000)	302,000
Prepaid expenses and other assets	(346,000)	322,000
Accounts payable	304,000	(455,000)
Accrued expenses and other liabilities	(145,000)	(531,000)
Deferred revenue	9,000	(410,000)
Net cash from operating activities	836,000	1,898,000

Cash flows from investing activities:
Acquisitions	-	(500,000)
Proceeds from sale of assets	244,000	4,345,000
Purchases of property, plant and equipment	(1,310,000)	(1,448,000)
Net cash from investing activities	(1,066,000)	2,397,000

Cash flows from financing activities:
Proceeds from issuance of common stock	12,000	14,000
Net proceeds from issuance of convertible notes	613,000	1,433,000
Principal payments on capital leases	(147,000)	(128,000)
Proceeds from short and long-term debt	2,501,000	2,920,000
Payments on long-term debt	(5,244,000)	(7,135,000)
Net cash from financing activities	(2,265,000)	(2,896,000)

Effect of exchange rates on cash and cash equivalents	(52,000)	6,000

Net change in cash and cash equivalents	(2,547,000)	1,405,000

Cash and cash equivalents, beginning	$3,842,000	$2,437,000
Cash and cash equivalents, ending	$1,295,000	$3,842,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

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

Revenue from research and development activities is derived generally from the following types of contracts: reimbursement of costs plus fees, fixed price or time and material type contracts. Government funded services revenues from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees. Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts. Recognition of losses on projects is taken as soon as the loss is reasonably determinable. The Company has an accrual for contract losses in the amount of $110,000 and $117,000 as of September 30, 2015 and 2014, respectively.

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

SEPTEMBER 30, 2015 and 2014

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales. The amounts billed for shipping and included in net revenue were approximately $49,000 and $67,000 for 2015 and 2014, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, direct project costs, supplies and other related costs. Substantially all the Contract Research segment’s cost of revenue relates to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2015 and 2014 were $10.6 million and $12.6 million, respectively. Research and development for our other business totaled $0.1 million in both 2015 and 2014.

Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consists of actual costs incurred plus fees in excess of billings at provisional contract rates.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within selling, general and administrative expenses on the consolidated statements of operations. Such costs aggregated approximately $0.5 and $0.4 million for the years ended September 30, 2015 and 2014, respectively. The Company’s Xcede joint venture capitalizes patent costs, which equaled $0.1 million in both the years ended September 30, 2015 and 2014.

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

SEPTEMBER 30, 2015 and 2014

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

Goodwill

The Company annually assesses goodwill impairment at the end of the fourth quarter of the fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit. The reporting units have been determined as RMD which is the Contract Research reportable segment and Hilger, which is a component of the Optics reportable segment. The Company compares the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value is less than its carrying value, then the Company performs a second step and determines the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge is recorded to earnings.

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

SEPTEMBER 30, 2015 and 2014

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

SEPTEMBER 30, 2015 and 2014

Note 2 – Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs are net of accumulated amortization of $248,000 and $221,000 at September 30, 2015 and 2014, respectively. Amortization expense for the years ended September 30, 2015 and 2014 was $28,000 and $82,000, respectively. Future amortization will be $9,000 in fiscal 2016 and $2,000 in fiscal 2017.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended September 30, 2015 and 2014 was approximately $96,000 and $91,000, respectively.

Retirement Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code and similar laws in the United Kingdom. Pursuant to these plans, employees contribute amounts as required or allowed by the plans or by law. The Company also makes matching contributions in accordance with the terms of the plans.

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

SEPTEMBER 30, 2015 and 2014

Note 2 – Summary of Significant Accounting Policies (continued)

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of September 30, 2015 and 2014, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

For the year ended September 30, 2015, 10,165 shares of potential common stock related to restricted stock and stock options were excluded from the calculation of dilutive shares since there was a loss from operations and the inclusion of potential shares would be anti-dilutive. If the Company had not been in a loss position as of September 30, 2015, 10,165 shares of restricted stock and stock options would have been considered in the denominator used to calculate diluted earnings per common share.

For the year ended September 30, 2014, 14,256 shares of common stock related to restricted stock were included in the denominator used to calculate diluted earnings per common share.

The computations of the weighted shares outstanding for the years ended September 30 are as follows:

	2015	2014
Weighted average shares outstanding
Basic	16,402,893	15,415,408
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	14,256
Dilutive Average Shares Outstanding	16,402,893	15,429,664

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

SEPTEMBER 30, 2015 and 2014

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated comprehensive income (loss) represents cumulative translation adjustments related to Hilger, the Company’s foreign subsidiary and included cumulative adjustments pertaining to the Company’s Defined Benefit Pension Plan in 2014. The Company presents comprehensive income and losses in the consolidated statements of operations and comprehensive income (loss).

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

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2015 and 2014, approximately $921,000 and $665,000 or 26% and 18% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2015 and 2014, the Company's uninsured bank balances totaled approximately $600,000 and $3,000,000. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Statement Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 2 – Summary of Significant Accounting Policies (continued)

The Company adopted this ASU in the first quarter of fiscal 2015 and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for the Company beginning in fiscal 2019. Early adoption is permitted for periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for the Company beginning in the first quarter of 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 2 – Summary of Significant Accounting Policies (continued)

Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new disclosure guidance is effective for the Company beginning in fiscal 2017. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for the Company beginning in fiscal 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustment to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect on earnings of changes in depreciations, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for the Company beginning in fiscal 2017. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Pursuant to the Asset Purchase Agreement (the “APA”) by and among Dynasil, EMF, DichroTec and Syncrolite, LLC, the former owner of DichroTec, EMF acquired substantially all of the assets of DichroTec for approximately $500,000 in cash and 700,000 shares of Dynasil Common Stock for a total purchase price of approximately $1.7 million. The purchase price was allocated to the assets purchased which consist of $1.6 million of machinery and equipment and $0.1 million of inventory. The APA contains customary representations, warranties, covenants and indemnification provisions for these types of transactions. DichroTec reported unaudited revenue of approximately $1.9 million for the twelve months ended December 31, 2013.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 3 – Acquisitions and Divestitures (continued)

On December 23, 2013, the Company sold its gamma medical probe business to Dilon Technologies, Inc., a Delaware corporation (“Dilon”), for $3.5 million, the assumption of certain liabilities of the Company, and a possible contingent payment. The Agreement also provided for $250,000 of the proceeds to be deposited in escrow for a year, which amount is included in accounts receivable in the Consolidated Balance Sheet in 2014. The Agreement contains customary representations, warranties, covenants and indemnification provisions.

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

In connection with the sales of the businesses discussed above, the Company recorded a gain of $1.3 million which is included in Income from Operations in 2014. The businesses sold constituted substantially all of Instruments segment but did not constitute a component of the business, and therefore did not qualify to be reported as discontinued operations. The Company used $4.0 million of the proceeds from the sales to reduce its bank indebtedness.

Note 4 – Inventories

Inventories, net of reserves, at September 30, 2015 and 2014 consisted of the following:

	2015	2014
Raw Materials	$1,828,000	$1,805,000
Work-in-Process	862,000	858,000
Finished Goods	376,000	291,000
	$3,066,000	$2,954,000

Note 5 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2015 and 2014 consist of the following:

	2015	2014
Land	$176,000	$187,000
Building and improvements	3,607,000	3,131,000
Machinery and equipment	10,270,000	9,771,000
Office furniture and fixtures	980,000	896,000
Transportation equipment	53,000	53,000
	15,086,000	14,038,000
Less accumulated depreciation	(8,424,000)	(7,520,000)
	$6,662,000	$6,518,000

Depreciation expense for the years ended September 30, 2015 and 2014 was $1,026,000 and $948,000.

 DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 6 – Intangible Assets

Intangible assets at September 30, 2015 and 2014 consist of the following:

	Useful	Gross	Accumulated
September 30, 2015	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$824,000	$464,000	$360,000
Know How	15	512,000	248,000	264,000
Trade Names	Indefinite	318,000	-	318,000
Patents	20	223,000	-	223,000
Biomedical Technologies	5	260,000	200,000	60,000
		$2,137,000	$912,000	$1,225,000

	Useful	Gross	Accumulated
September 30, 2014	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$877,000	$409,000	$468,000
Know How	15	512,000	213,000	299,000
Trade Names	Indefinite	339,000	-	339,000
Patents	20	159,000	-	159,000
Biomedical Technologies	5	260,000	142,000	118,000
		$2,147,000	$764,000	$1,383,000

Amortization expense for the years ended September 30, 2015 and 2014 was $170,000 and $175,000, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Acquired Customer Base	$80,000	$80,000	$80,000	$80,000	$40,000	$-	$360,000
Know How	34,000	34,000	34,000	34,000	34,000	94,000	264,000
Patents	11,000	11,000	11,000	11,000	11,000	168,000	223,000
Biomedical Technologies	60,000	-	-	-	-	-	60,000
	$185,000	$125,000	$125,000	$125,000	$85,000	$262,000	$907,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 7 – Goodwill

The changes to goodwill during the years ended September 30, 2015 and 2014 are summarized as follows:

	Contract
	Research	Optics	Total
Goodwill at September 30, 2013	$4,939,000	$1,302,000	$6,241,000
Currency translation on Hilger Crystals		6,000	6,000
Goodwill at September 30, 2014	$4,939,000	$1,308,000	$6,247,000
Currency translation on Hilger Crystals		(116,000)	(116,000)
Goodwill at September 30, 2015	$4,939,000	$1,192,000	$6,131,000

With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2015, step one of the testing determined the estimated fair value of RMD (included in the Contract Research segment) and Hilger (included in the Optics segment) reporting units exceeded their carrying value by more than 20%. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

The step one test for the RMD reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of approximately 13% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 1.5% for this reporting unit which considers industry research and management’s expectations as to the prospects for long term growth in this industry.

The step one test for the Hilger reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of 16% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 3% for this reporting unit which considers industry research and management’s expectations as to the prospects for long term growth in this industry.

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

SEPTEMBER 30, 2015 and 2014

Note 8 – Fair Value Measurement (continued)

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the transparency of the inputs used in the valuation.

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

The FASB fair value guidance also applies to certain assets that indirectly impact the consolidated financial statements, including pension plan assets. While the Company does not have direct control over these assets, the Company is indirectly impacted by subsequent fair value adjustments to these assets and the actual return on these assets not only affects the net periodic benefit cost but also the amount included in the consolidated balance sheet. The Company uses the fair value hierarchy to measure the fair value of assets held in the pension plan. On December 1, 2014, the Company terminated and settled its pension liability and, consequently, no longer has any pension plan assets.

The following table presents the pension plan assets financial instruments carried at fair value as of September 30, 2014 in accordance with the fair value hierarchy:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Money Market Separate Account	$-	$327,000	$-

Total plan assets	$-	$327,000	$-

Note 9 – Debt

As of September 30, 2015, the Company is in compliance with the financial covenants included in its outstanding indebtedness.

Senior Debt

On May 1, 2014, the Company entered into a loan and security agreement (the “Bank Loan Agreement”) and line of credit note (the “Note”) with Middlesex dated May 1, 2014 pursuant to which it agreed to provide up to $4 million, subject to the availability restrictions described below, under a revolving line of credit loan to the Company for general corporate purposes. The Bank Loan Agreement provides that the loan expires on May 1, 2017, at which time all outstanding principal and unpaid interest shall become due and payable.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 9 – Debt (continued)

Senior Debt (continued)

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

The Bank Loan Agreement was amended on September 29, 2015 to permit the Company to repay up to $3 million of the subordinated debt owed Massachusetts Capital Resources Company (“MCRC”) and also provides for the Company, if it meets certain conditions, to convert up to $2 million of the advances under the line of credit to a fixed rate note with the principal amortizing monthly over a five year term.

Subordinated Debt

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with Massachusetts Capital Resource Company (“MCRC”). Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3,000,000 subordinated note (the “Subordinated Note”) for a purchase price of $3,000,000.

The Subordinated Note initially matured on July 31, 2017, unless accelerated pursuant to an event of default. The Subordinated Note provided for interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month and principal payments of $130,000 beginning on September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017.

Effective October 1, 2015, in connection with a prepayment of $2 million of the Subordinated Note, MCRC agreed to adjust the interest rate to 6% and to amend the principal repayment terms such that beginning on September 30, 2016, the Company will redeem monthly, without premium, $43,478 in principal amount of Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

Other Debt

The Company’s Optometrics Corporation subsidiary entered into notes payable with two government entities for up to $500,000 of financing in connection with the purchase of certain equipment. The notes bear interest at 5% to 5.25% and are repayable in monthly installments over a five year period.

The Company’s Xcede joint venture raised $2.0 million through the issuance of convertible notes which bear interest at 5%, due on demand after June 30, 2016. The notes are convertible into equity of Xcede at a 20% discount to the first equity financing of Xcede of at least $3.0 million.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 9 – Debt (continued)

Debt at September 30, 2015 and 2014 is summarized as follows:

	2015	2014
Note payable to Middlesex Savings Bank for revolving line of credit. The note expires May, 2017 at which time all outstanding principal and unpaid interest shall become due and payable. The interest rate is equal to the Prime Rate, but in no event less than 3.25%. The rate at September 30, 2015 was 3.25% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	$1,455,000	$2,122,000

Note payable to Town of Ayer Industrial Development Finance Authority (Ayer) for an equipment line of credit made with Dynasil subsidiary Optometrics. The note payable to Ayer is in monthly installments of $16,000 per year and will be amortized over ten years with a balloon payment at five years from the date of the note. The interest rate is 5.00%. The note is secured by an interest in the equipment purchased with the line.	175,000	191,000

Note payable to Massachusetts Development Finance Agency (MBDC) for promissory note made with Dynasil subsidiary Optometrics. The note payable to MBDC is in monthly installments of $6,000 for principal and interest through March, 2019. The interest rate is 5.25%. The note is secured by an interest in substantially all of Optometric's personal property.	237,000	298,000

Convertible notes issued by Xcede, a 90% owned subsidiary, payable on demand after June 30, 2016. The interest rate is 5.00%. The notes are convertible into equity in Xcede upon completion of an equity financing raising $3,000,000, inclusive of the convertible notes and interest.	2,123,000	1,433,000

Subordinated note payable to Masschusetts Capital Resource Corporation in monthly installments of $5,000 through August, 2016 for interest only, followed by monthly payments of interest and principal through July 2018. The interest rate is fixed at 6.00% for the life of the loan.	1,000,000	3,000,000
Total Debt	$4,990,000	$7,044,000
Less current portion	(1,577,000)	(2,329,000)
Less convertible notes	(2,123,000)	(1,433,000)
Long term portion	$1,290,000	$3,282,000

The aggregate maturities of debt based on the payment terms of the agreement are as follows:

For the years ending on September 30:
2016	$3,700,000
2017	607,000
2018	524,000
2019	56,000
2020	21,000
Thereafter	82,000
$4,990,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 10 – Income Taxes

Income (loss) before the provision (benefit) for income taxes consists of the following:

	2015	2014
US	$(865,000)	$1,724,000
Foreign	506,000	258,000
Total	$(359,000)	$1,982,000

The provision (credit) for income taxes in the accompanying consolidated financial statements consists of the following:

	2015	2014
Current
Federal	$-	$-
State	11,000	68,000
Foreign	(71,000)	(82,000)
	$(60,000)	$(14,000)
Deferred
Federal	$-	$-
State	-	-
Foreign	54,000	(7,000)
	54,000	(7,000)
Income tax credit	$(6,000)	$(21,000)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	2015	2014

Tax due at statutory rate	34.00%	34.00%

State tax provision, net of federal	7.91%	9.43%
Valuation allowance	(46.10)%	(28.63)%
Foreign tax credits	56.91%	(12.88)%
Foreign rate differential and other	(51.12)%	(3.04)%
Total	1.60%	(1.12)%

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 10 – Income Taxes (continued)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2015:

	Domestic	Foreign	Worldwide

Credits	$1,488,000	$-	$1,488,000
NOLs	2,775,000	34,000	2,809,000
Stock compensation	82,000	-	82,000
Accruals	333,000	-	333,000
Other	138,000	-	138,000
Gross deferred tax assets	4,816,000	34,000	4,850,000

Valuation allowance	(4,377,000)	-	(4,377,000)
Deferred tax assets, net	439,000	34,000	473,000

Depreciation	(403,000)	(145,000)	(548,000)
Intangibles	(36,000)	(135,000)	(171,000)
Gross deferred tax liabilities	(439,000)	(280,000)	(719,000)

Net deferred tax asset (liability)	$-	$(246,000)	$(246,000)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2014:

	Domestic	Foreign	Worldwide

Credits	$1,496,000	$-	$1,496,000
NOLs	2,295,000	37,000	2,332,000
Stock compensation	492,000	-	492,000
Accruals	394,000	-	394,000
Other	114,000	-	114,000
Gross deferred tax assets	4,791,000	37,000	4,828,000

Valuation allowance	(4,238,000)	-	(4,238,000)
Deferred tax assets, net	553,000	37,000	590,000

Depreciation	(495,000)	(62,000)	(557,000)
Intangibles	(58,000)	(161,000)	(219,000)
Other	-	(18,000)	(18,000)
Gross deferred tax liabilities	(553,000)	(241,000)	(794,000)

Net deferred tax asset (liability)	$-	$(204,000)	$(204,000)

In assessing the ability to realize the net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and projections of future taxable income, to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the Company’s current losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets. The net change in the valuation allowances for the years ending September 30, 2015 and 2014 was $0.2 million and ($0.6) million, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 10 – Income Taxes (continued)

As of September 30, 2015 and 2014, the Company has federal net operating losses of $6.2 and $5.2 million, respectively. As of September 30, 2015 and 2014, the Company has state net operating losses of $11.7 million and $9.3 million, respectively. The federal and state net operating losses begin expiring in 2023 and 2026, respectively. At September 30, 2015 and 2014, the Company has foreign net operating loss carryforwards of approximately $171,000 and $183,000, respectively which can be carried forward indefinitely.

As of both September 30, 2015 and 2014, the Company has federal research credits of $1.4 million. The federal credits begin expiring in fiscal year 2025. As of September 30, 2015 and 2014, the Company has state research credits of $127,000 and $138,000, respectively. The state credits begin expiring in fiscal year 2026.

As of September 30, 2015 and 2014, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2015 and 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and the United Kingdom. At September 30, 2015, domestic tax years from fiscal 2012 through fiscal 2015 remain open to examination by the taxing authorities and tax years 2013 through 2015 remain open in the United Kingdom.

Note 11 – Stockholders’ Equity

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996, 1999 and 2010 which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock. The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum number of shares of common stock which may be issued under the 2010 Stock Incentive Plan is 6,000,000, of which 4,006,663 and 3,862,843 shares of common stock are available for future purchases under the plan at September 30, 2015 and 2014, respectively. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2017.

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The dividend yield is expected to be 0.0% because historically the Company has not paid dividends on common stock.

The Company’s Xcede joint venture adopted an Equity Incentive Plan in 2013 which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares in Xcede’s common stock. The options granted generally vest over a 3 year period. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for Company stock options. Because Xcede is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to Xcede.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 11 – Stockholders’ Equity (continued)

Stock Based Compensation (continued)

Stock compensation expense for the years ended September 30, 2015 and 2014 is presented below:

	2015	2014
Stock Grants	$323,000	$270,000
Restricted Stock Grants	28,000	195,000
Option Grants	17,000	-
Employee Stock Purchase Plan	2,000	2,000
Subsidiary Option Grants	89,000	-
Total	$459,000	$467,000

At September 30, 2015 there was approximately $33,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of seven months. At September 30, 2015, the Company’s Xcede joint venture had $188,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of twenty months and $82,000 of unrecognized stock compensation expense vesting upon the attainment of specific capital raising targets.

Restricted Stock Grants

A summary of restricted stock activity for the year ended September 30, 2015 and 2014 is presented below:

Restricted Stock Activity for the Year ended September 30, 2015	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2014	54,000	$1.04

Granted	-	$-
Vested	(27,000)	$1.04
Cancelled	-	$-
Nonvested and expected to vest at September 30, 2015	27,000	$1.04

Restricted Stock Activity for the Year ended September 30, 2014	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2013	423,168	$0.74

Granted	6,000	$1.36
Vested	(375,168)	$0.71
Cancelled	-	$-
Nonvested and expected to vest at September 30, 2014	54,000	$1.04

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 11 – Stockholders’ Equity (continued)

Stock Option Grants

A summary of stock option activity for the years ended September 30, 2015 and 2014 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (in Years)
Balance at September 30, 2013	630,532	3.33	1.06
Outstanding and exercisable at September 30, 2013	630,532	3.33	1.06
Granted	-	-
Exercised	-	-
Cancelled	(200,000)	2.00
Balance at September 30, 2014	430,532	3.33	0.31
Outstanding and exercisable at September 30, 2014	430,532	3.33	0.31
Granted	36,232	1.82
Exercised	-	-
Cancelled	(408,552)	3.99
Balance at September 30, 2015	58,212	2.28	1.96
Outstanding and exercisable at September 30, 2015	58,212	2.28	1.96

Stock options outstanding at September 30, 2015 are described as follows:

Outstanding Stock Options at September 30, 2015
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.82 - 1.99	36,232	2.34	$1.82	36,232	$1.82
2.00 - 2.99	-	-	-	-	-
3.00 - 3.03	21,980	1.34	3.03	21,980	3.03
$1.82 - 3.03	58,212	1.96	$2.28	58,212	$2.28

During the years ended September 30, 2015 and 2014, 36,232 and 0 stock options were granted and vested, respectively, and no stock options were exercised.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 11 – Stockholders’ Equity (continued)

Subsidiary Stock Option Grants

A summary of Xcede stock option activity for the years ended September 30, 2015 and 2014 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (in Years)
Balance at September 30, 2013	-	-
Outstanding and exercisable at September 30, 2013	-	-
Granted	506,629	1.00
Exercised	-	-
Cancelled	-	-
Balance at September 30, 2014	506,629	1.00	8.21
Outstanding and exercisable at September 30, 2014	17,500	1.00	9.24
Granted	326,129	1.00
Exercised	-	-
Cancelled	(52,500)	1.00	8.82
Balance at September 30, 2015	780,258	1.00	8.85
Outstanding and exercisable at September 30, 2015	180,293	1.00	8.50

Employee Stock Purchase Plan

On September 28, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan. The existing plan was amended to extend the termination date to September 28, 2020. The Employee Stock Purchase Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 144,945 and 154,643 shares have been issued as of September 30, 2015 and 2014, respectively.

On December 16, 2011, the Company amended the Amended and Restated Employee Stock Purchase Plan to change the maximum dollar amount of stock able to be purchased through the Plan by any employee per calendar year from $5,000 to $20,000 per calendar year. During the years ended September 30, 2015 and 2014, 9,698 shares and 10,499 shares of common stock were issued under the Plan for aggregate purchase prices of $12,762 and $13,345, respectively.

Note 12 – Retirement Plans

Defined Contribution Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”) or similar laws in the United Kingdom. The Company made contributions to these plans during both the years ended September 30, 2015 and 2014 of approximately $171,000 and $152,000, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 12 – Retirement Plans (continued)

Defined Benefit Pension Plan

Pension Obligations

EMF had a defined benefit pension plan (the “Plan”) covering hourly employees. The Plan provided defined benefits based on years of service and final average salary. As of September 30, 2006, the plan was frozen.

On December 1, 2014, the Company terminated and settled EMF’s pension liability with each of the remaining participants in the Plan. The total benefit payments made upon termination were $675,000 and the actual plan assets at the date of termination were $320,000. The Company funded and expensed the difference of $355,000 upon settlement of the Plan.

The following table summarizes the Plan as of September 30, 2014:

2014
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$645,000
Fair value of plan assets	327,000

The following table summarizes the components of the net periodic pension cost at September 30, 2014:

2014
Interest cost	$27,000
Expected return on assets	11,000
Amortization of net loss	7,000
Net periodic pension cost	$45,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 13 - Related Party Transactions

During the years ended September 30, 2015 and 2014, building lease payments of $961,000 and $924,000, respectively were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family. Dr. Entine is a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock.

Dr. William Hagan provides consulting services to RMD through his consulting company, Hagan & Associates LLC (“H&A”). During the year ended September 30, 2014, H&A was paid approximately $13,000 in fees. No amounts were paid during 2015. This consulting arrangement is expected to continue into the future.

In 2014, the Company was awarded a grant from the National Institute of Heart Lung and Blood to develop new and improved monitors to detect blood loss and potentially fatal hemorrhage in trauma victims. The Company is using the Mayo Clinic in Rochester, MN as its primary subcontractor to conduct animal and human trials with respect to this grants.  Dr. Michael J. Joyner of the Mayo Clinic is a co-investigator under this grant. He is also a member of the Company's Board of Directors. In fiscal year 2015, the Mayo Clinic received approximately $83,315 under this grants. A small fraction of Dr. Joyner’s Mayo salary is charged to this grant. The subcontract awards to, and the work performed by, the Mayo Clinic are administered by the Mayo Foundation for Medical Education and Research and adheres to the approval and conflicts-of-interest policies of both the Mayo Clinic and the Company. We will continue to monitor this relationship through the Director and Officer Questionnaire process.

In October, 2013, the Company’s subsidiary, Dynasil Biomedical, formed Xcede Technologies, Inc., a joint venture with Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Mr. Sulick and family members, Mr. Fox, Dr. Joyner, Dr. Hagan and Dr. Entine’s Family Trust, invested $540,000, $150,000, $35,000, $25,000 and $100,000, respectively, in Xcede and were issued convertible promissory notes in those original principal amounts which accrue interest at the rate of 5% per annum. The note purchase agreement was amended in 2015 to extend the maturation date to June 30, 2016 unless previously converted based on a 20% discount to an Xcede equity raise equal to at least $3.0 million or, at the option of the holder, into common stock based on a $5.0 million valuation. As of September 30, 2015, Mr. Sulick and family’s notes are convertible into 323,935 shares or 7.10%, Mr. Fox’s notes are convertible into 89,982 shares, or 1.97%, Dr. Joyner’s notes are convertible into 20,996 shares, or 0.46%, Dr. Hagan’s notes are convertible into 14,997 shares, or 0.33% and Dr. Entine’s notes are convertible into 59,988 shares, or 1.32%, of Xcede’s outstanding common stock.

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

The intellectual property rights to certain of the technologies purchased by the Company in April 2011 when it established Dynasil Biomedical and acquired intellectual property assets from Dr. Daniel Ericson are jointly owned with the Mayo Clinic or persons affiliated with the Mayo Clinic. Specifically, Dynasil Biomedical's blood storage technology was invented by Dr. Daniel Ericson and Dr. Michael Joyner. Dr. Ericson assigned his ownership rights to such technology to Dynasil Biomedical and because Dr. Joyner is an employee of the Mayo Clinic, his ownership rights in such technology are assigned to the Mayo Clinic. In April 2011, the Mayo Foundation for Medical Education and Research and Dynasil Biomedical entered into an Inter-Institutional Agreement, which sets forth the terms on which the parties may work together to seek to commercialize this technology.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 14 – Lease Agreements

Capital Leases

The Company has entered into long-term capital lease agreements for purchases of various computer and telephone equipment at a weighted average interest rate of 7.6%. At September 30, 2015 and 2014, the remaining principal payments due under all capital leases were $119,000 and $229,000, respectively. Aggregate minimum annual principal obligations at September 30, 2015, under non-cancelable leases are as follows:

	2016	2017	2018	2019	2020	Total

Capital Lease Obligations	$76,000	$31,000	$12,000	$-	$-	$119,000

Property Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2025. One of the Company’s facilities is leased from a company controlled by the former owner of RMD, who is also a former director of the Company and the former President of the RMD subsidiary. This building is leased as a month-to-month tenancy and will continue until terminated by either the Company with not less than six months’ prior written notice or the facility’s owner with not less than three years’ prior written notice. Rent expense for the years ended September 30, 2015 and 2014 amounted to $1.6 million and $1.4 million, respectively. Future non-cancelable minimum lease payments under property leases as of September 30, 2015 are as follows:

Years ending September 30,

2016	$979,000
2017	493,000
2018	296,000
2019	91,000
2020	93,000
thereafter	439,000

Note 15 - Vendor Concentration

The Company purchased $1.5 million and $2.6 million respectively, of its raw materials from one supplier during the years ended September 30, 2015 and 2014. As of September 30, 2015 and 2014, amounts due to that supplier included in accounts payable were $101,000 and $263,000, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 16 – Supplemental Disclosure of Cash Flow Information

	2015	2014
Cash Paid during the year for:
Interest	$388,000	$933,000

Income taxes (refunds)	(5,000)	16,000

Non cash activities:
Assets purchased under capital leases	$73,000	$-

Assets acquired	-	1,739,000
Less: common shares issued in acquisition	(17,000)	1,239,000
Cash paid in acquisition	$-	$500,000

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 17 – Segment, Customer and Geographical Reporting (continued)

Results of Operations for the Fiscal Year Ended September 30,
2015
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$18,753,000	$21,783,000	$-	$-	$40,536,000
Gross Profit	8,176,000	7,076,000	-	-	15,252,000
GM %	43.6%	32.5%	-	-	37.6%
SG&A	7,629,000	6,516,000	-	1,151,000	15,296,000
Gain on sale of assets	-	178,000	-	-	178,000
Operating Income (Loss)	547,000	738,000	-	(1,151,000)	134,000

Depreciation and Amortization	296,000	839,000	-	61,000	1,196,000
Capital expenditures	18,000	1,166,000	-	119,000	1,303,000

Intangibles, Net	264,000	678,000	-	283,000	1,225,000
Goodwill	4,939,000	1,192,000	-	-	6,131,000
Total Assets	$7,692,000	$15,948,000	$48,000	$828,000	$24,516,000

Results of Operations for the Fiscal Year Ended September 30,
2014
	Contract Research	Optics	Instruments	Biomedical	Total
Revenue	$21,935,000	$19,590,000	$773,000	$11,000	$42,309,000
Gross Profit	9,301,000	7,100,000	318,000	11,000	16,730,000
GM %	42.4%	36.2%	41.1%	100.0%	39.5%
SG&A	8,546,000	5,482,000	527,000	778,000	15,333,000
Gain on sale of assets	-	-	1,297,000	-	1,297,000
Operating Income (Loss)	755,000	1,618,000	1,087,000	(765,000)	2,695,000

Depreciation and Amortization	280,000	781,000	2,000	60,000	1,123,000
Capital expenditures	12,000	1,326,000	-	110,000	1,448,000

Intangibles, Net	299,000	854,000	-	230,000	1,383,000
Goodwill	4,939,000	1,308,000	-	-	6,247,000
Total Assets	$8,857,000	$16,019,000	$313,000	$1,188,000	$26,377,000

Customer Financial Information

For the years ended September 30, 2015 and 2014, the top three customers for the Contract Research segment were each various agencies of the U.S. Government. For the years ended September 30, 2015 and 2014, these customers made up 57% and 69%, respectively, of Contract Research revenue.

For the Optics segment, there was one customer whose revenue represented 9% and 11% of the total segment revenues for the years ended September 30, 2015 and 2014.

Neither the Instruments nor the Biomedical segment had any revenue in the year ending September 30, 2015. One customer’s revenue represented 10% of the Instruments segment revenue in the year ended September 30, 2014. One customer’s revenue represented 100% of the Biomedical segment revenue for the year ended September 30, 2014.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

Note 17 – Segment, Customer and Geographical Reporting (continued)

Geographic Financial Information

Revenues by geographic location in total and as a percentage of total revenue, for the years ended September 30, 2015 and 2014 are as follows:

	2015		2014
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$30,928,000	76%	$33,936,000	80%
Europe	4,902,000	12%	3,001,000	7%
Other	4,706,000	12%	5,372,000	13%
	$40,536,000	100%	$42,309,000	100%

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our management concluded that as of September 30, 2015, these disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management performed the evaluation of our internal control over financial reporting under the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment of the effectiveness in internal control over financial reporting as of September 30, 2015, our management concluded that our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.01*    2010 Stock Incentive Plan, filed as Exhibit 99 to the Definitive Proxy Statement filed on January 5, 2010 and incorporated herein by reference.

10.02     Loan and Security Agreement by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.03    Revolving Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.04    Loan Document Modification Agreement between the Company and Middlesex Savings Bank, dated September 29, 2015, filed herewith.

10.05    Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated July 31, 2012, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012 and incorporated herein by reference.

10.06    Amendment No. 1 to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated September 26, 2013, filed as Exhibit 10.19 to Form 10-K filed on December 20, 2013 and incorporated herein by reference.

10.07     Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated October 1, 2015, filed herewith.

10.08     Lease Agreement between RMD Instruments, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.09     Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.14*    Amended and Restated Employee Stock Purchase Plan dated December 16, 2011, filed as Appendix A to Definitive Proxy Statement filed January 11, 2012 and incorporated herein by reference.

10.15     Omnibus Amendment to Leases, dated December 6, 2012, filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012 and incorporated herein by reference.

10.16*    Employment Letter dated January 4, 2013 between the Company and Thomas Leonard, filed as Exhibit 10.1 to Form 8-K filed on January 10, 2013 and incorporated herein by reference.

10.17*    Restricted Stock Award Agreement dated June 10, 2013 between the Company and Peter Sulick, filed as Exhibit 10.1 to Form 10-Q filed on August 12, 2013 and incorporated herein by reference.

10.18    Asset Purchase Agreement by and among the Company and RMD Instruments Corp. and Protec Instrument Corporation, dated as of November 7, 2013, filed as Exhibit 10.27 to Form 10-K, filed on December 20, 2013 and incorporated herein by reference.

10.19    Asset Purchase Agreement by and among Dilon Technologies, Inc, RMD Instruments Corp. and the Company, dated December 23, 2013, filed as Exhibit 10.1 to Form 10-Q filed on February 12, 2014 and incorporated herein by reference.

10.20    Asset Purchase Agreement by and among Evaporated Metal Films Corporation, the Company, DichroTec Thin Films, LLC and Syncrolite, LLC, dated June 26, 2014, filed as Exhibit 10.01 to Form 10-Q filed on August 13, 2014 and incorporated herein by reference.

10.21*   Employment Letter dated November 12, 2015 between the Company and Robert Bowdring, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2015 and incorporated herein by reference.

21.1    Subsidiaries of the Company, filed herewith.

23.1    Consent of RSM US LLP, filed herewith.

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

99.1     Press release, dated December 17, 2015 issued by Dynasil Corporation of America announcing the filing of its Annual Report on Form 10-K, filed herewith.

101** The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended September 30, 2015 and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

_____________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynasil Corporation of America

BY:	/s/ Peter Sulick
Peter Sulick, President and CEO (Principal Executive Officer)

DATED:	December 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

BY:	/s/ Thomas C. Leonard	CFO (Principal Financial and	December 17, 2015
	Thomas C. Leonard	Accounting Officer)

BY:	/s/ Peter Sulick	Chairman of the Board of Directors,	December 17, 2015
	Peter Sulick	President, CEO
(Principal Executive Officer)

BY:	/s/ Craig Dunham	Director	December 17, 2015
Craig Dunham

BY:	/s/ Lawrence Fox	Director	December 17, 2015
Lawrence Fox

BY:	/s/ William K. Hagan	Director	December 17, 2015
William K. Hagan

BY:	/s/ Michael Joyner	Director	December 17, 2015
Michael Joyner

BY:	/s/ David Kronfeld	Director	December 17, 2015
David Kronfeld

BY:	/s/ Alan Levine	Director	December 17, 2015
Alan Levine

