Form 10-Q
period 2015-12-31
DYNASIL CORP OF AMERICA
filed 2016-02-11
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 000-27503

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of February 5, 2016 there were 16,730,231 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$1,101,000	$1,295,000
Accounts receivable, net of allowances of $168,000 at December 31, 2015 and September 30, 2015, respectively	4,444,000	3,382,000
Costs in excess of billings and unbilled receivables	1,288,000	1,518,000
Inventories, net of reserves	3,252,000	3,066,000
Prepaid expenses and other current assets	1,152,000	1,125,000
Total current assets	11,237,000	10,386,000

Property, Plant and Equipment, net	7,048,000	6,662,000

Other Assets
Intangibles, net	1,197,000	1,225,000
Goodwill	6,094,000	6,131,000
Security deposits	60,000	58,000
Total other assets	7,351,000	7,414,000

Total Assets	$25,636,000	$24,462,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$2,503,000	$1,567,000
Capital lease obligations, current	89,000	76,000
Convertible notes	2,540,000	2,123,000
Accounts payable	1,901,000	1,886,000
Deferred revenue	245,000	109,000
Accrued expenses and other liabilities	2,342,000	2,650,000
Total current liabilities	9,620,000	8,411,000

Long-term Liabilities
Long-term debt, net of current portion	1,129,000	1,288,000
Capital lease obligations, net of current portion	118,000	43,000
Deferred tax liability	214,000	242,000
Other long-term liabilities	49,000	50,000
Total long-term liabilities	1,510,000	1,623,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	December 31,	September 30,
	2015	2015

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,458,249 and 17,368,738 shares issued, 16,648,089 and and 16,558,578 shares outstanding at December 31, 2015 and September 30, 2015, respectively.	9,000	9,000
Additional paid in capital	19,773,000	19,650,000
Accumulated other comprehensive income (loss)	(4,000)	110,000
Accumulated deficit	(4,061,000)	(4,167,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	14,731,000	14,616,000
Noncontrolling interest	(225,000)	(188,000)
Total stockholders' equity	14,506,000	14,428,000

Total Liabilities and Stockholders' Equity	$25,636,000	$24,462,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	December 31,
	2015	2014
Net revenue	$11,204,000	$9,611,000
Cost of revenue	7,239,000	6,018,000
Gross profit	3,965,000	3,593,000
Operating expenses:
Sales and marketing	341,000	365,000
Research and development	491,000	375,000
General and administrative	2,973,000	3,467,000
Gain on sale of assets	(4,000)	(185,000)

Total operating expenses	3,801,000	4,022,000
Income (loss) from operations	164,000	(429,000)
Interest expense, net	59,000	125,000
Income (loss) before taxes	105,000	(554,000)
Income tax (credit)	36,000	3,000
Net income (loss)	69,000	(557,000)
Less: Net loss attributable to noncontrolling interest	(37,000)	(24,000)
Net income (loss) attributable to common stockholders	$106,000	$(533,000)

Net income (loss)	$69,000	$(557,000)
Other comprehensive income (loss):
Increase (decrease) in pension liability	-	318,000
Foreign currency translation	(114,000)	(194,000)
Total comprehensive loss	$(45,000)	$(433,000)

Basic net income (loss) per common share	$0.01	$(0.03)
Diluted net income (loss) per common share	$0.01	$(0.03)

Weighted average shares outstanding
Basic	16,551,197	16,300,902
Diluted	16,578,634	16,300,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2015	17,368,738	$9,000	$19,650,000	$110,000	$(4,167,000)	810,160	$(986,000)	$(188,000)	$14,428,000
Issuance of shares of common stock under employee stock purchase plan	2,295	-	4,000	-	-	-	-	-	4,000

Stock-based compensation costs	87,216	-	119,000	-	-	-	-	-	119,000

Foreign currency translation adjustment	-	-	-	(114,000)	-	-	-	-	(114,000)

Net income (loss)	-	-	-	-	106,000	-	-	(37,000)	69,000
Balance, December 31, 2015	17,458,249	$9,000	$19,773,000	$(4,000)	$(4,061,000)	810,160	$(986,000)	$(225,000)	$14,506,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$69,000	$(557,000)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	119,000	65,000
Foreign exchange loss (gain)	26,000	(23,000)
Gain on sale of assets	(4,000)	(185,000)
Depreciation and amortization	325,000	293,000
Pension expense	-	318,000
Other	16,000	(35,000)
Other changes in assets and libilities:
Accounts receivable, net	(1,101,000)	(79,000)
Inventories	(218,000)	12,000
Costs in excess of billings and unbilled receivables	231,000	(56,000)
Prepaid expenses and other assets	(32,000)	(469,000)
Accounts payable	34,000	(360,000)
Accrued expenses and other liabilities	(303,000)	(438,000)
Deferred revenue	136,000	(76,000)
Net cash from operating activities	(702,000)	(1,590,000)

Cash flows from investing activities:
Proceeds from sale of assets	4,000	244,000
Purchases of property, plant and equipment	(603,000)	(244,000)
Net cash from investing activities	(599,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	3,000
Net proceeds from issuance of convertible notes	390,000	18,000
Principal payments on capital leases	(46,000)	(33,000)
Proceeds from short and long-term debt	5,037,000	300,000
Payments on long-term debt	(4,264,000)	(19,000)
Net cash from financing activities	1,121,000	269,000

Effect of exchange rates on cash and cash equivalents	(14,000)	(17,000)

Net change in cash and cash equivalents	(194,000)	(1,338,000)

Cash and cash equivalents, beginning	$1,295,000	$3,842,000
Cash and cash equivalents, ending	$1,101,000	$2,504,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$134,000	$73,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2015, the consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2015 and 2014, changes in stockholders’ equity for the three months ended December 31, 2015 and cash flows for the three months ended December 31, 2015 and 2014 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficit. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2015 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of December 31, 2015, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Adoption of Accounting Pronouncements

Effective October 1, 2015, the Company early adopted the guidance issued in Accounting Standards Update 2015-03, Interest – Imputation of Interest (Topic 835) (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. As a result of the adoption of ASU 2015-03, $12,000 of debt issuance costs at October 1, 2015 were reclassified from deferred financing costs, net to long-term debt in the consolidated balance sheets.

Effective for the reporting period beginning October 1, 2015, the Company early adopted the guidance issued in Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) which simplifies the presentation of deferred income taxes. ASU 2015-17 concludes that deferred tax liabilities and assets should be classified as noncurrent in a classified statement of financial position. The Company adopted this guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Note 3 – Acquisitions and Divestitures

In the three months ended December 31, 2014, the Company recorded a gain of $0.2 million in connection with the sale of a product line in its Optics segment.

Note 4 – Xcede Technologies, Inc. Joint Venture

In October, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology, which formerly comprised the majority of its biomedical segment. Xcede has raised approximately $2.4 million in external funding in the form of Convertible Notes (the “Notes”) to outside investors and to certain officers and directors of the Company. The Notes accrue interest at 5% and, as amended, are due after June 30, 2016, upon the demand of the holders of a majority of the aggregate outstanding principal amount of the Notes.

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

Xcede’s common stock is 90% owned by Dynasil Biomedical and, as a result, is included in the Company’s consolidated balance sheets, results of operations and cash flows. The Company expects Xcede to require significant additional funding prior to commencing human trials.

On January 6, 2016, Xcede announced that it has signed three agreements with Cook Biotech Inc. of West Lafayette, IN including a Development Agreement, a License Agreement and a Supply Agreement in connection with the development, regulatory approval and production of Xcede’s resorbable hemostatic patch.

Note 5 - Inventories

Inventories, net of reserves, consists of the following:

	December 31,	September 30,
	2015	2015
Raw Materials	$1,883,000	$1,828,000
Work-in-Process	847,000	862,000
Finished Goods	522,000	376,000
	$3,252,000	$3,066,000

Note 6 – Intangible Assets

Intangible assets at December 31, 2015 and September 30, 2015 consist of the following:

	Useful	Gross	Accumulated
December 31, 2015	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$807,000	$473,000	$334,000
Know How	15	512,000	256,000	256,000
Trade Names	Indefinite	310,000	-	310,000
Patents	20	254,000	2,000	252,000
Biomedical Technologies	5	260,000	215,000	45,000
		$2,143,000	$946,000	$1,197,000

	Useful	Gross	Accumulated
September 30, 2015	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$824,000	$464,000	$360,000
Know How	15	512,000	248,000	264,000
Trade Names	Indefinite	318,000	-	318,000
Patents	20	223,000	-	223,000
Biomedical Technologies	5	260,000	200,000	60,000
		$2,137,000	$912,000	$1,225,000

Amortization expense for the three months ended December 31, 2015 and 2014 was $44,000 and $43,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2016 (9 months)	2017	2018	2019	2020	Thereafter	Total
Acquired Customer Base	$60,000	$80,000	$80,000	$80,000	$34,000	$-	$334,000
Know How	26,000	34,000	34,000	34,000	34,000	94,000	256,000
Patents	5,000	6,000	6,000	6,000	6,000	61,000	90,000
Biomedical Technologies	45,000	-	-	-	-	-	45,000
	$136,000	$120,000	$120,000	$120,000	$74,000	$155,000	$725,000

Note 7 – Goodwill

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three months ended December 31, 2015.

Note 8 – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income or loss attributable to common shares by the weighted average number of common shares. Diluted earnings per common share adjusts basic earnings per share for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

For purposes of computing diluted earnings per share for the three months ended December 31, 2015, no common stock options were included in the calculation of dilutive shares as all of the 58,212 common stock options outstanding had exercise prices above the applicable quarterly average market price per share and their inclusion would be anti-dilutive. For the three months ended December 31, 2014, no common share equivalents related to stock options were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive.

For the three months ended December 31, 2015, 27,437 shares of common stock related to restricted stock were included in the denominator used to calculate diluted earnings per share. For the three months ended December 31, 2014, no common share equivalents related to restricted stock were included in the calculation of dilutive shares, since there was a loss from continuing operations and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended December 31 is as follows:

	December 31, 2015	December 31, 2014
Weighted average shares outstanding
Basic	16,551,197	16,300,902
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	27,437	-
Dilutive Average Shares Outstanding	16,578,634	16,300,902

Note 9 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The dividend yield is expected to be zero because historically the Company has not paid dividends on common stock.

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

Stock Compensation Expense for the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	December 31, 2015	December 31, 2014
Stock Grants	$83,000	$57,000
Restricted Stock Grants	8,000	7,000
Option Grants	6,000	-
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	21,000	-
Total	$119,000	$65,000

At December 31, 2015 there was approximately $86,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of eighteen months.

Restricted Stock Grants

A summary of restricted stock activity for the three months ended December 31, 2015 is presented below:

Restricted Stock Activity for the Three Months ended December 31, 2015	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2015	27,000	$1.04

Granted	40,000	1.70
Vested	-	-
Cancelled	-	-
Nonvested at December 31, 2015	67,000	$1.43

Stock Option Grants

During the three months ended December 31, 2015, no Dynasil stock options were granted. A summary of stock option activity for the three months ended December 31, 2015 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2015	58,212	$2.28	1.96
Outstanding and exercisable at September 30, 2015	58,212	$2.28	1.96
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2015	58,212	$2.28	1.71
Outstanding and exercisable at December 31, 2015	58,212	$2.28	1.71

Subsidiary Stock Option Grants

During the three months ended December 31, 2015, 75,000 Xcede stock options were granted at an exercise price of $1.00 per share. These options vest over the next three years and expire ten years from the grant date. The weighted average assumptions for grants during the three months ended December 31, 2015 used in the Black-Scholes option pricing model were as follows:

Expected term in years	10 years
Risk-free interest rate	2.05%
Expected volatility	82.42%
Expected dividend yield	0.00%

A summary of Xcede stock option activity for the three months ended December 31, 2015 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2015	780,258	$1.00	8.85
Outstanding and exercisable at September 30, 2015	180,293	$1.00	8.50
Granted	75,000	$1.00
Exercised	-	-
Cancelled	(35,000)	$1.00
Balance at December 31, 2015	820,258	$1.00	8.70
Outstanding and exercisable at December 31, 2015	201,512	$1.00	8.21

At December 31, 2015, the Company’s Xcede joint venture had $195,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of nineteen months and $82,000 of unrecognized stock compensation expense that begin to vest upon the attainment of specific capital raising targets.

Note 10 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of three segments: optics (“Optics”), contract research (“Contract Research”) and biomedical (“Biomedical”). The Company’s Instruments segment was substantially disposed of in the first quarter of fiscal 2014, has had no subsequent operations and had no remaining assets as of December 31, 2015. Consequently, it is no longer reported as a separate segment. At December 31, 2014, the Company had approximately $0.3 million of assets related to the businesses formerly comprising the Instruments segment.

Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Optics segment manufactures optical materials, components and coatings. The Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Biomedical segment, through Xcede Technologies, Inc., a majority owned, joint venture, is focused on developing a tissue sealant technology though no assurance can be given that this technology will become successfully commercialized.

The Company’s segment information for the three months ended December 31, 2015 and 2014 is summarized below:

Results of Operations for the Three Months Ended December 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$6,214,000	$4,990,000	$-	$11,204,000
Gross Profit	2,110,000	1,855,000	-	3,965,000
GM %	34.0%	37.2%	-	35.4%
SG&A	1,751,000	1,706,000	348,000	3,805,000
Gain on sale of assets	4,000	-	-	4,000
Operating Income (Loss)	363,000	149,000	(348,000)	164,000

Depreciation and Amortization	228,000	80,000	17,000	325,000
Capital expenditures	565,000	7,000	31,000	603,000

Intangibles, Net	644,000	256,000	297,000	1,197,000
Goodwill	1,155,000	4,939,000	-	6,094,000
Total Assets	$16,506,000	$8,273,000	$857,000	$25,636,000

Results of Operations for the Three Months Ended December 31,
2014
	Optics	Contract Research	Biomedical	Total
Revenue	$4,948,000	$4,663,000	$-	$9,611,000
Gross Profit	1,495,000	2,098,000	-	3,593,000
GM %	30.2%	45.0%	-	37.4%
SG&A	2,091,000	1,881,000	235,000	4,207,000
Gain on sale of assets	185,000	-	-	185,000
Operating Income (Loss)	(410,000)	216,000	(235,000)	(429,000)

Depreciation and Amortization	204,000	74,000	15,000	293,000
Capital expenditures	244,000	-	-	244,000

Intangibles, Net	752,000	290,000	229,000	1,271,000
Goodwill	1,232,000	4,939,000	-	6,171,000
Total Assets	$15,419,000	$9,036,000	$922,000	$25,377,000

Customer Financial Information

For the three months ended December 31, 2015, one customer in the Optics segment represented more than 10% of the total segment revenue. For the three months ended December 31, 2014, the single largest customer in the Optics segment made up 21% and 9%, respectively of the total segment revenue.

For the three months ended December 31, 2015, five customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended December 31, 2015 and 2014, these customers made up 76% and 74%, respectively, of Contract Research revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2015		December 31, 2014
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,235,000	74%	$7,682,000	80%
Europe	2,041,000	18%	884,000	9%
Other	928,000	8%	1,045,000	11%
	$11,204,000	100%	$9,611,000	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of December 31, 2015 and September 30, 2015, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of December 31, 2015 and September 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were 25% and (0.57%) for the three months ended December 31, 2015 and 2014, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2012 are still subject to examination.

Note 12 – Settlement of Pension Liability

On December 1, 2014, the Company terminated and settled its pension liability with each of the remaining participants in the EMF Defined Benefit Plan (the “Plan”). The Plan had been frozen since 2006. The total benefit payments made upon termination were $675,000 and the actual plan assets at the date of termination were $320,000. The Company funded and expensed the $355,000 difference upon settlement of the Plan.

Note 13 – Subsequent Events

On February 1, 2016, the Company entered into a $2,000,000 Term Note with Middlesex Savings Bank, as per the terms of the Loan Document Modification Agreement, dated September 29, 2015, as detailed in the Company’s Annual Report on Form 10-K, filed on December 17, 2015. The Company converted $2,000,000 of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a new five-year term note bearing interest at the fixed annual rate of 4.5%. Immediately following this conversion, the total availability under the Company’s line of credit increased by $2 million to $3,819,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained herein and in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2015.

General Business Overview

Operations

Revenue for the first quarter of fiscal year 2016, which ended December 31, 2015, was $11.2 million, an increase of 17%, compared with revenue of $9.6 million for the quarter ended December 31, 2014. The increase is largely attributable to a $1.3 million increase in revenue from the Optics segment and a $0.3 million increase in revenue from the Contract Research segment.

Cost of revenue for the first quarter of 2016 was $7.2 million, an increase of 20% compared with $6.0 million for the quarter ended December 31, 2014 as a result of a $0.6 million increase in the cost of revenue associated with the Optics segment and a $0.6 million increase in the cost of revenue associated with the Contract Research segment.

Total operating expenses were $3.8 million for the three month periods ended December 31, 2015 as compared to $4.0 million for the same period in fiscal 2014. Total operating expenses for the first quarter of fiscal year 2014 included a $0.4 million pension charge.

Income from operations for the quarter ended December 31, 2015 was $0.2 million compared with a loss of ($0.4) million for the quarter ended December 31, 2014.

Net income was $0.1 million, or $0.01 per share, for the quarter ended December 31, 2015, compared with a loss of approximately ($0.5) million for the same quarter last year. The loss in the first quarter of last year included a $0.4 million pension charge partially offset by a $0.2 million gain on the sale of a product line in the Optics segment.

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede. Xcede incurred over $1 million in research expenses last year and over $0.3 million in the current quarter as Xcede continues to develop a tissue sealant technology. We expect to incur similar or increasing amounts each quarter in fiscal 2016. We are currently funding these research expenses through cash raised from the issuance of Xcede convertible notes to outside investors and to certain officers and directors of the Company. Xcede raised approximately $400,000 in the first quarter of 2016 and management is continuing to pursue various financing alternatives to fund these research expenses.

The Company’s Instruments segment was substantially disposed of in the first quarter of fiscal 2014, has had no subsequent operations and had no remaining assets as of December 31, 2015. Consequently, it is no longer reported as a separate segment.

Results of Operations

Results of Operations for the Three Months Ended December 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$6,214,000	$4,990,000	$-	$11,204,000
Gross Profit	2,110,000	1,855,000	-	3,965,000
GM %	34.0%	37.2%	-	35.4%
SG&A	1,751,000	1,706,000	348,000	3,805,000
Gain on sale of assets	4,000	-	-	4,000
Operating Income (Loss)	363,000	149,000	(348,000)	164,000

Depreciation and Amortization	228,000	80,000	17,000	325,000
Capital expenditures	565,000	7,000	31,000	603,000

Intangibles, Net	644,000	256,000	297,000	1,197,000
Goodwill	1,155,000	4,939,000	-	6,094,000
Total Assets	$16,506,000	$8,273,000	$857,000	$25,636,000

Results of Operations for the Three Months Ended December 31,
2014
	Optics	Contract Research	Biomedical	Total
Revenue	$4,948,000	$4,663,000	$-	$9,611,000
Gross Profit	1,495,000	2,098,000	-	3,593,000
GM %	30.2%	45.0%	-	37.4%
SG&A	2,091,000	1,881,000	235,000	4,207,000
Gain on sale of assets	185,000	-	-	185,000
Operating Income (Loss)	(410,000)	216,000	(235,000)	(429,000)

Depreciation and Amortization	204,000	74,000	15,000	293,000
Capital expenditures	244,000	-	-	244,000

Intangibles, Net	752,000	290,000	229,000	1,271,000
Goodwill	1,232,000	4,939,000	-	6,171,000
Total Assets	$15,419,000	$9,036,000	$922,000	$25,377,000

Consolidated revenue for the first quarter of fiscal year 2016, which ended December 31, 2015, was $11.2 million, an increase of 17% compared with revenue of $9.6 million for the quarter ended December 31, 2014.

The Optics segment revenue increased approximately $1.3 million or 26% for the three months ended December 31, 2015, compared with the same period in the prior year, primarily as a result of increased sales to a large UK customer.

Contract Research segment revenues increased approximately $0.3 million or 7%, compared with the same period in the prior year, primarily as a result of a higher level of material purchases in connection with a research contract. The purchased materials were billed in accordance with the terms of the contract. The research backlog for the Contracts Research segment has decreased slightly to approximately $32.5 million at December 31, 2015 (of which approximately $12 million is currently funded and in process) compared to $33 million at September 30, 2015.

The Biomedical segment has no revenues as it is currently researching and developing a tissue sealant technology.

Cost of revenue for the first quarter of 2016 was $7.2 million, an increase of 20% compared with $6.0 million for the quarter ended December 31, 2014 primarily as a result of a $0.6 million increase in the cost of revenue associated with the higher revenues in the Optics segment and $0.6 million associated with the higher material costs in the Contract Research segment discussed above.

Gross profit for the three months ended December 31, 2015 was $4.0 million, or 35% of revenues, compared to $3.6 million or 37% of revenues for the three months ended December 31, 2014. Gross profit for the Optics segment increased $0.6 million to $2.1 million or 34% of revenues at December 31, 2015 compared to 30% of revenues for the quarter ended December 31, 2014 as a result of higher revenues without a corresponding increase in overhead expenses and the addition of new equipment which has improved yields on certain products. Gross profit decreased $0.2 million in the Contract Research segment as the number of direct labor hours billed decreased slightly even though direct material billed increased. Direct labor hours billed have a higher gross profit margin than direct material billings so the gross profit on the increase in direct material billed did not fully offset the gross profit associated with the lower direct labor hours billed.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses decreased to $3.8 million for the three months ended December 31, 2015 from $4.0 million for the same quarter in fiscal 2014. Operating expenses for the Contract Research segment decreased approximately $0.1 million due to cost saving measures, while operating expenses in the Optics segment decreased $0.4 million primarily due to the $0.4 million pension settlement charge recorded in the first quarter of 2014. Biomedical segment expenses increased approximately $0.1 million due to Xcede spending increases.

As a result of the items discussed above, income from operations for the three months ended December 31, 2015 was $0.2 million compared to a loss from operations of ($0.4) million for the same period in fiscal 2014.

Net interest expense was approximately $0.1 million for the three months ended December 31, 2015 and 2014.

Income tax expense for the three months ended December 31, 2015 consists primarily of tax expense on U.K. operations, offset by certain U.K. tax research credits.

Net income for the three months ended December 31, 2015 was $0.1 million, or $0.01 in basic earnings per share, compared with a loss of approximately ($0.5) million for the quarter ended December 31, 2014. The loss in the first quarter of last year included a $0.4 million pension charge partially offset by a $0.2 million gain on the sale of a product line in the Optics segment.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of December 31, 2015 was $1.1 million or approximately $0.2 million less than the net cash of $1.3 million at September 30, 2015.

As of December 31, 2015, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $2.3 million of senior debt borrowed under a revolving line of credit with Middlesex Savings Bank and $1.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company has $1.7 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of December 31, 2015. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

On February 1, 2016, the Company converted $2,000,000 of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a fixed rate, five-year term note bearing interest at the annual rate of 4.5%. Immediately following this conversion, the total availability under the Company’s line of credit increased by $2 million to $3,819,000.

The Company’s Xcede subsidiary currently has $0.5 million of cash remaining from its convertible notes financings. Approximately $0.4 million of convertible notes were issued in the first quarter of 2016 and the Company does not currently expect to issue any more convertible notes under the current convertible notes offering memorandum. Xcede management is continuing to pursue various financing alternatives.

Management believes that Xcede has sufficient cash on hand to fund Xcede’s operations for at least the next three months.

Cash From Operating Activities

In total, including the changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, operating activities used cash of $0.7 million for the three months ended December 31, 2015. Approximately $1.3 million of the cash was used for accounts receivable and inventory increases as a result of the higher level of revenues in the Optics segment as well as normal cyclical billing and payment activity.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.6 million for the purchase of property, plant and equipment for the three months ended December 31, 2015.

Total outstanding bank debt as of December 31, 2015 increased approximately $0.7 million to $3.6 million from $2.9 million at September 30, 2015 and Xcede convertible notes increased approximately $0.4 million to $2.5 million at December 31, 2015 from $2.1 million as of September 30, 2015. Net cash generated from financing activities during the three months ended December 31, 2015 was approximately $1.1 million for the three months ended December 31, 2015 as a result of the $0.7 million drawdown on the Middlesex Bank line of credit and include the issuance of approximately $0.4 million of Xcede convertible notes.

Critical Accounting Policies and Estimates

Effective October 1, 2015, the Company early adopted the guidance issued in Accounting Standards Update 2015-03, Interest – Imputation of Interest (Topic 835) and Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as detailed in Note 2 to the financial statements in this Form 10-Q. There have been no other material changes in our critical accounting policies or critical accounting estimates since September 30, 2015. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as well as the notes to the financial statements contained in this Form 10-Q.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended December 31, 2015 or 2014.

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

Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The Company chose to early adopt this ASU effective October 1, 2015 and as a result of the adoption, $12,000 of debt issuance costs at October 1, 2015 were reclassified from deferred financing costs, net to long-term debt in the consolidated balance sheets.

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

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued ASU 2015-17, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, the Company’s fiscal year 2018.  As early adoption of this guidance was permitted, the Company chose to adopt ASU 2015-17 for the reporting period beginning on October 1, 2015. The Company adopted this guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, Xcede obtaining financing from outside investors, the commercialization of our products including our dual mode detectors, our development of new technologies including at Xcede and Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to comply with the financial covenants under our outstanding indebtedness, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 17, 2015, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our management concluded that as of December 31, 2015, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5 Other Information

During the quarter ended December 31, 2015, Xcede Technologies, Inc., the Company’s 90%-owned subsidiary, issued convertible promissory notes in the aggregate principal amount of $400,000 to certain investors and certain officers and directors of the Company. The notes accrue interest at 5% and are due after June 30, 2016, upon the demand of the holders of a majority of the aggregate outstanding principal amount of all convertible notes issued by Xcede and currently outstanding.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6 Exhibits

10.1 Term Note Agreement between the Company and Middlesex Savings Bank, dated February 1, 2016, filed herewith.

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

99.1 Press release, dated February 11, 2016 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2015.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015, (ii) Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: February 11, 2016
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED: February 11, 2016
Robert J. Bowdring,
Chief Financial Officer

