Form 10-Q
period 2016-03-31
DYNASIL CORP OF AMERICA
filed 2016-05-12
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 6, 2016 there were 16,796,599 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2016	2015
Current Assets
Cash and cash equivalents	$814,000	$1,295,000
Accounts receivable, net of allowances of $178,000 and $168,000 at March 31, 2016 and September 30, 2015, respectively	4,850,000	3,382,000
Costs in excess of billings and unbilled receivables	1,437,000	1,518,000
Inventories, net of reserves	4,037,000	3,066,000
Prepaid expenses and other current assets	1,251,000	1,125,000
Total current assets	12,389,000	10,386,000

Property, Plant and Equipment, net	7,073,000	6,662,000

Other Assets
Intangibles, net	1,156,000	1,225,000
Goodwill	6,048,000	6,131,000
Security deposits	60,000	58,000
Total other assets	7,264,000	7,414,000

Total Assets	$26,726,000	$24,462,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$2,544,000	$1,567,000
Capital lease obligations, current	82,000	76,000
Convertible notes	2,570,000	2,123,000
Accounts payable	2,628,000	1,886,000
Deferred revenue	237,000	109,000
Accrued expenses and other liabilities	2,847,000	2,650,000
Total current liabilities	10,908,000	8,411,000

Long-term Liabilities
Long-term debt, net of current portion	978,000	1,288,000
Capital lease obligations, net of current portion	102,000	43,000
Deferred tax liability	249,000	242,000
Other long-term liabilities	49,000	50,000
Total long-term liabilities	1,378,000	1,623,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31,	September 30,
	2016	2015
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,582,839 and 17,368,738 shares issued, 16,772,679 and and 16,558,578 shares outstanding at March 31, 2016 and September 30, 2015, respectively.	9,000	9,000
Additional paid in capital	19,919,000	19,650,000
Accumulated other comprehensive income (loss)	(146,000)	110,000
Accumulated deficit	(4,092,000)	(4,167,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	14,704,000	14,616,000
Noncontrolling interest	(264,000)	(188,000)
Total stockholders' equity	14,440,000	14,428,000

Total Liabilities and Stockholders' Equity	$26,726,000	$24,462,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue	$11,296,000	$9,895,000	$22,493,000	$19,506,000
Cost of revenue	7,218,000	6,135,000	14,451,000	12,154,000
Gross profit	4,078,000	3,760,000	8,042,000	7,352,000
Operating expenses:
Sales and marketing	343,000	309,000	685,000	674,000
Research and development	512,000	416,000	1,003,000	790,000
General and administrative	3,182,000	3,021,000	6,155,000	6,488,000
Gain on sale of assets	-	-	(4,000)	(185,000)

Total operating expenses	4,037,000	3,746,000	7,839,000	7,767,000
Income (loss) from operations	41,000	14,000	203,000	(415,000)
Interest expense, net	77,000	123,000	136,000	248,000
Income (loss) before taxes	(36,000)	(109,000)	67,000	(663,000)
Income tax (credit)	33,000	18,000	68,000	21,000
Net income (loss)	(69,000)	(127,000)	(1,000)	(684,000)
Less: Net loss attributable to noncontrolling interest	(38,000)	(28,000)	(76,000)	(52,000)
Net income (loss) attributable to common stockholders	$(31,000)	$(99,000)	$75,000	$(632,000)

Net income (loss)	$(69,000)	$(127,000)	$(1,000)	$(684,000)
Other comprehensive income (loss):
Increase in pension liability	-	-	-	318,000
Foreign currency translation	(142,000)	(195,000)	(256,000)	(389,000)
Total comprehensive loss	$(211,000)	$(322,000)	$(257,000)	$(755,000)

Basic net income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.04)
Diluted net income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.04)

Weighted average shares outstanding
Basic	16,636,950	16,365,688	16,594,074	16,333,295
Diluted	16,636,950	16,365,688	16,650,606	16,333,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended March 31, 2016			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2015	17,368,738	$9,000	$19,650,000	$110,000	$(4,167,000)	810,160	$(986,000)	$(188,000)	$14,428,000
Issuance of shares of common stock under employee stock purchase plan	4,743	-	7,000	-	-	-	-	-	7,000

Stock-based compensation costs	209,358	-	262,000	-	-	-	-	-	262,000

Foreign currency translation adjustment	-	-	-	(256,000)	-	-	-	-	(256,000)

Net income (loss)	-	-	-	-	75,000	-	-	(76,000)	(1,000)
Balance, March 31, 2016	17,582,839	$9,000	$19,919,000	$(146,000)	$(4,092,000)	810,160	$(986,000)	$(264,000)	$14,440,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,000)	$(684,000)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	262,000	157,000
Foreign exchange loss (gain)	61,000	(95,000)
Gain on sale of assets	(4,000)	(185,000)
Depreciation and amortization	652,000	586,000
Pension expense	-	318,000
Other	115,000	20,000
Other changes in assets and libilities:
Accounts receivable, net	(1,551,000)	(40,000)
Inventories	(1,063,000)	(14,000)
Costs in excess of billings and unbilled receivables	81,000	(2,000)
Prepaid expenses and other assets	(150,000)	(150,000)
Accounts payable	796,000	108,000
Accrued expenses and other liabilities	204,000	(529,000)
Deferred revenue	127,000	(72,000)
Net cash from operating activities	(471,000)	(582,000)

Cash flows from investing activities:
Proceeds from sale of assets	4,000	244,000
Purchases of property, plant and equipment	(982,000)	(456,000)
Net cash from investing activities	(978,000)	(212,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,000	6,000
Net proceeds from issuance of convertible notes	390,000	-
Principal payments on capital leases	(69,000)	(73,000)
Proceeds from short and long-term debt	735,000	300,000
Payments on long-term debt	(76,000)	(38,000)
Net cash from financing activities	987,000	195,000

Effect of exchange rates on cash and cash equivalents	(19,000)	(42,000)

Net change in cash and cash equivalents	(481,000)	(641,000)

Cash and cash equivalents, beginning	$1,295,000	$3,842,000
Cash and cash equivalents, ending	$814,000	$3,201,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$134,000	$73,000

Tax payments (refunds)	$-	$(13,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2016, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2016 and 2015, changes in stockholders’ equity for the six months ended March 31, 2016 and cash flows for the six months ended March 31, 2016 and 2015 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2016, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Effective October 1, 2015, the Company early adopted the guidance issued in Accounting Standards Update 2015-03, Interest – Imputation of Interest (Topic 835) (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. As a result of the adoption of ASU 2015-03, $12,000 of debt issuance costs at September 30, 2015 were reclassified from deferred financing costs, net to long-term debt in the consolidated balance sheets.

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

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The new guidance is effective for the Company beginning in fiscal 2018. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

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

Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15, which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for the Company beginning in fiscal 2017, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will evaluate the going concern considerations in this ASU; however, management does not currently believe that the Company will meet the conditions that would subject its financial statements to additional disclosure.

Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustment to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for the Company beginning in fiscal 2017. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This new guidance is effective for the Company beginning in fiscal 2020, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Note 3 – Acquisitions and Divestitures

In the six months ended March 31, 2015, the Company recorded a gain of $0.2 million in connection with the sale of a product line in its Optics segment.

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

Note 5 - Inventories

Inventories, net of reserves, consists of the following:

	March 31,	September 30,
	2016	2015
Raw Materials	$2,517,000	$1,828,000
Work-in-Process	963,000	862,000
Finished Goods	557,000	376,000
	$4,037,000	$3,066,000

Note 6 – Intangible Assets

Intangible assets at March 31, 2016 and September 30, 2015 consist of the following:

	Useful	Gross	Accumulated
March 31, 2016	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$786,000	$479,000	$307,000
Know How	15	512,000	265,000	247,000
Trade Names	Indefinite	301,000	-	301,000
Patents	20	274,000	3,000	271,000
Biomedical Technologies	5	260,000	230,000	30,000
		$2,133,000	$977,000	$1,156,000

	Useful	Gross	Accumulated
September 30, 2015	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$824,000	$464,000	$360,000
Know How	15	512,000	248,000	264,000
Trade Names	Indefinite	318,000	-	318,000
Patents	20	223,000	-	223,000
Biomedical Technologies	5	260,000	200,000	60,000
		$2,137,000	$912,000	$1,225,000

Amortization expense for the three months ended March 31, 2016 and 2015 was $43,000 and $42,000, respectively. Amortization expense for the six months ended March 31, 2016 and 2015 was $86,000 and $85,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2016 (6 months)	2017	2018	2019	2020	Thereafter	Total
Acquired Customer Base	$40,000	$80,000	$80,000	$80,000	$27,000	$-	$307,000
Know How	17,000	34,000	34,000	34,000	34,000	94,000	247,000
Patents	3,000	6,000	6,000	6,000	6,000	61,000	88,000
Biomedical Technologies	30,000	-	-	-	-	-	30,000
	$90,000	$120,000	$120,000	$120,000	$67,000	$155,000	$672,000

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three and six months ended March 31, 2016.

Note 8 –Debt

On February 1, 2016, the Company entered into a $2,000,000 Term Note with Middlesex Savings Bank, as per the terms of the Loan Document Modification Agreement, dated September 29, 2015, as detailed in the Company’s Annual Report on Form 10-K, filed on December 17, 2015. The Company converted $2,000,000 of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a new five-year term note bearing interest at the fixed annual rate of 4.5%. Immediately following this conversion, the total availability under the Company’s line of credit increased by $2,000,000 to $3,819,000. As a result of a clause in the Middlesex Term Note, all outstanding debt is classified as short-term. As of March 31, 2016, the total availability under the Company’s line of credit was $3,810,000 and the balance on the term note was $1,970,000.

Note 9 – Earnings (Loss) Per Common Share

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

For purposes of computing diluted earnings per share for the six months ended March 31, 2016, no common stock options were included in the calculation of dilutive shares as all of the 123,147 common stock options outstanding had exercise prices above the applicable quarterly average market price per share and their inclusion would be anti-dilutive. Additionally, for the three months ended March 31, 2016 and 2015 and for the six months ended March 31, 2015, no common share equivalents related to stock options were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

For the six months ended March 31, 2016, 56,532 shares of common stock related to restricted stock were included in the denominator used to calculate diluted earnings per share. Additionally, for the three months ended March 31, 2016 and 2015 and the six months ended March 31, 2015, no common share equivalents related to unvested restricted stock were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
Weighted average shares outstanding
Basic	16,636,950	16,365,688
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	-
Dilutive Average Shares Outstanding	16,636,950	16,365,688

The computation of the weighted shares outstanding for the six months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
Weighted average shares outstanding
Basic	16,594,074	16,333,295
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	56,532	-
Dilutive Average Shares Outstanding	16,650,606	16,333,295

Note 10 - Stock Based Compensation

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

The Company’s Xcede joint venture adopted an Equity Incentive Plan in 2013 which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares in Xcede’s common stock. The options granted generally vest over a 3 year period. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for the Company’s stock options. Because Xcede is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to Xcede.

Stock compensation expense for the three and six months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	March 31, 2016	March 31, 2015
Stock Grants	$102,000	$80,000
Restricted Stock Grants	11,000	7,000
Option Grants	10,000	4,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	19,000	-
Total	$143,000	$92,000

	Six Months Ended	Six Months Ended
Stock Compensation Expense	March 31, 2016	March 31, 2015
Stock Grants	185,000	$137,000
Restricted Stock Grants	19,000	14,000
Option Grants	17,000	4,000
Employee Stock Purchase Plan	1,000	2,000
Subsidiary Option Grants	40,000	-
Total	$262,000	$157,000

At March 31, 2016 there was approximately $216,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of fifteen months.

Restricted Stock Grants

A summary of restricted stock activity for the six months ended March 31, 2016 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2016	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2015	27,000	$1.04

Granted	100,000	1.73
Vested	(27,000)	1.04
Cancelled	-	-
Nonvested at March 31, 2016	100,000	$1.73

Stock Option Grants

The weighted average assumptions used in the Black-Scholes option pricing model for the stock option grant during the six months ended March 31, 2016 were as follows:

Six Months Ended March 31, 2016
Expected term in years	3 years
Risk-free interest rate	1.05%
Expected volatility	78.53%
Expected dividend yield	0.00%

A summary of stock option activity for the six months ended March 31, 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2015	58,212	$2.28	1.96
Outstanding and exercisable at September 30, 2015	58,212	$2.28	1.96
Granted	64,935	2.33	2.84
Exercised	-	-
Cancelled	-	-
Balance at March 31, 2016	123,147	$2.30	2.19
Outstanding and exercisable at March 31, 2016	123,147	$2.30	2.19

Subsidiary Stock Option Grants

During the six months ended March 31, 2016, 102,587 Xcede stock options were granted at an exercise price of $1.00 per share. These options vest over the next three years and expire ten years from the grant date. The weighted average assumptions for grants during the six months ended March 31, 2016 used in the Black-Scholes option pricing model were as follows:

Expected term in years	10 years
Risk-free interest rate	2.02%
Expected volatility	82.96%
Expected dividend yield	0.00%

A summary of Xcede stock option activity for the six months ended March 31, 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2015	780,258	$1.00	8.85
Outstanding and exercisable at September 30, 2015	180,293	$1.00	8.50
Granted	102,587	$1.00
Exercised	-	-
Cancelled	(315,024)	$1.00
Balance at March 31, 2016	567,821	$1.00	8.74
Outstanding and exercisable at March 31, 2016	227,773	$1.00	8.07

At March 31, 2016, the Company’s Xcede joint venture had $150,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of fifteen months and $13,500 of unrecognized stock compensation expense that begin to vest upon the attainment of specific capital raising targets.

Note 11 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of three segments: optics (“Optics”), contract research (“Contract Research”) and biomedical (“Biomedical”). The Company’s Instruments segment was substantially disposed of in the first quarter of fiscal 2014, has had no subsequent operations and had no remaining assets as of March 31, 2016. Consequently, it is no longer reported as a separate segment. At March 31, 2015, the Company had approximately $0.2 million of assets related to the businesses formerly comprising the Instruments segment.

Within these segments, there is a segregation of reportable units based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Optics segment manufactures optical materials, components and coatings. The Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Biomedical segment, through Xcede Technologies, Inc., a majority-owned joint venture, is focused on developing a tissue sealant technology though no assurance can be given that this technology will become successfully commercialized.

The Company’s segment information for the three months ended March 31, 2016 and 2015 is summarized below:

Results of Operations for the Three Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$6,428,000	$4,868,000	$-	$11,296,000
Gross Profit	2,208,000	1,870,000	-	4,078,000
GM %	34.3%	38.4%	-	36.1%
SG&A	1,882,000	1,800,000	355,000	4,037,000
Gain on sale of assets	-	-	-	-
Operating Income (Loss)	326,000	70,000	(355,000)	41,000

Depreciation and Amortization	225,000	85,000	17,000	327,000
Capital expenditures	329,000	30,000	20,000	379,000

Intangibles, Net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total Assets	$17,653,000	$8,502,000	$571,000	$26,726,000

Results of Operations for the Three Months Ended March 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$5,220,000	$4,675,000	$-	$9,895,000
Gross Profit	1,808,000	1,952,000	-	3,760,000
GM %	34.6%	41.8%	-	38.0%
SG&A	1,580,000	1,896,000	270,000	3,746,000
Gain on sale of assets	-	-	-	-
Operating Income (Loss)	228,000	56,000	(270,000)	14,000

Depreciation and Amortization	204,000	74,000	15,000	293,000
Capital expenditures	152,000	4,000	56,000	212,000

Intangibles, Net	699,000	282,000	254,000	1,235,000
Goodwill	1,157,000	4,939,000	-	6,096,000
Total Assets	$16,038,000	$8,887,000	$694,000	$25,619,000

The Company’s segment information for the six months ended March 31, 2016 and 2015 is summarized below:

Results of Operations for the Six Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$12,635,000	$9,858,000	$-	$22,493,000
Gross Profit	4,318,000	3,724,000	-	8,042,000
GM %	34.2%	37.8%	-	35.8%
SG&A	3,634,000	3,506,000	703,000	7,843,000
Gain on sale of assets	(4,000)	-	-	(4,000)
Operating Income (Loss)	688,000	218,000	(703,000)	203,000

Depreciation and Amortization	454,000	164,000	34,000	652,000
Capital expenditures	894,000	37,000	51,000	982,000

Intangibles, Net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total Assets	$17,653,000	$8,502,000	$571,000	$26,726,000

Results of Operations for the Six Months Ended March 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$10,168,000	$9,338,000	$-	$19,506,000
Gross Profit	3,302,000	4,050,000	-	7,352,000
GM %	32.5%	43.4%	-	37.7%
SG&A	3,670,000	3,778,000	504,000	7,952,000
Gain on sale of assets	(185,000)	-	-	(185,000)
Operating Income (Loss)	(183,000)	272,000	(504,000)	(415,000)

Depreciation and Amortization	408,000	148,000	30,000	586,000
Capital expenditures	396,000	4,000	56,000	456,000

Intangibles, Net	699,000	282,000	254,000	1,235,000
Goodwill	1,157,000	4,939,000	-	6,096,000
Total Assets	$16,038,000	$8,887,000	$694,000	$25,619,000

Customer Financial Information

For the three and six months ended March 31, 2016, one customer in the Optics segment represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2015, there was no customer in the Optics segment whose revenue represented more than 10% of the total segment revenue.

For the three and six months ended March 31, 2016, three and five customers, respectively, of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2015, four customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended March 31, 2016 and 2015, these customers made up 57% and 69%, respectively, of Contract Research revenue. For the six months ended March 31, 2016 and 2015, these customers made up 77% and 70%, respectively, of Contract Research revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,226,000	73%	$7,982,000	81%
Europe	2,452,000	22%	1,124,000	11%
Other	618,000	5%	789,000	8%
	$11,296,000	100%	$9,895,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2016 and 2015 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2016		March 31, 2015
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$16,455,000	73%	$15,664,000	80%
Europe	4,493,000	20%	2,008,000	10%
Other	1,545,000	7%	1,834,000	10%
	$22,493,000	100%	$19,506,000	100%

Note 12 - Income Taxes

Dynasil Corporation of America and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return and various state returns. The Company’s U.K. subsidiary files tax returns in the U.K.

The Company uses the asset and liability approach to account for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates, and tax laws, in the respective tax jurisdiction then in effect. Due to the Company’s adoption of ASU 2015-17, the deferred taxes are all classified as long term.

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of March 31, 2016 and September 30, 2015, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of March 31, 2016 and September 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were (92%) and (102%) for the three and six months ended March 31, 2016, respectively, and (17%) and (3%) for the three and six months ended March 31, 2015, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2012 are still subject to examination.

Note 13 – Settlement of Pension Liability

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

General Business Overview

Operations

Consolidated revenue for the second quarter of fiscal year 2016, which ended March 31, 2016, was $11.3 million, an increase of 14%, compared with revenue of $9.9 million for the quarter ended March 31, 2015. The increase is attributable to a $1.2 million increase in revenue from the Optics segment and a $0.2 million increase in revenue from the Contract Research segment.

Cost of revenue for the second quarter of 2016 was $7.2 million, an increase of 18% compared with $6.1 million for the quarter ended March 31, 2015 as a result of a $0.8 million increase in the cost of revenue associated with the Optics segment and a $0.3 million increase in the cost of revenue associated with the Contract Research segment.

Total operating expenses were $4.0 million for the three month period ended March 31, 2016 as compared to $3.7 million for the same period in fiscal 2015.

Income from operations for both the quarters ended March 31, 2016 and 2015 was essentially breakeven.

Net income (loss) was approximately breakeven or ($0.00) per share for the quarter ended March 31, 2016 and ($0.1) million, or ($0.01) per share for last year’s quarter that ended on March 31, 2015.

Our Biomedical segment primarily consists of our majority-owned joint venture, Xcede. The Biomedical segment incurred approximately $0.4 million in research expenses in the current quarter as Xcede continues to develop a tissue sealant technology. We expect Xcede to incur similar or increasing amounts of expenses each quarter in fiscal 2016. Xcede is currently funding these research expenses through cash raised from the issuance of Xcede convertible notes to outside investors and to certain officers and directors of the Company. The notes accrue interest at 5% and are due on demand after June 30, 2016. Xcede raised approximately $0.4 million in the first quarter of 2016 and management is continuing to pursue various financing alternatives to fund these research expenses.

The Company’s Instruments segment was substantially disposed of in the first quarter of fiscal 2014, has had no subsequent operations and had no remaining assets as of March 31, 2016. Consequently, it is no longer reported as a separate segment.

Results of Operations

Results of Operations for the Three Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$6,428,000	$4,868,000	$-	$11,296,000
Gross Profit	2,208,000	1,870,000	-	4,078,000
GM %	34.3%	38.4%	-	36.1%
SG&A	1,882,000	1,800,000	355,000	4,037,000
Gain on sale of assets	-	-	-	-
Operating Income (Loss)	326,000	70,000	(355,000)	41,000

Depreciation and Amortization	225,000	85,000	17,000	327,000
Capital expenditures	329,000	30,000	20,000	379,000

Intangibles, Net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total Assets	$17,653,000	$8,502,000	$571,000	$26,726,000

Results of Operations for the Three Months Ended March 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$5,220,000	$4,675,000	$-	$9,895,000
Gross Profit	1,808,000	1,952,000	-	3,760,000
GM %	34.6%	41.8%	-	38.0%
SG&A	1,580,000	1,896,000	270,000	3,746,000
Gain on sale of assets	-	-	-	-
Operating Income (Loss)	228,000	56,000	(270,000)	14,000

Depreciation and Amortization	204,000	74,000	15,000	293,000
Capital expenditures	152,000	4,000	56,000	212,000

Intangibles, Net	699,000	282,000	254,000	1,235,000
Goodwill	1,157,000	4,939,000	-	6,096,000
Total Assets	$16,038,000	$8,887,000	$694,000	$25,619,000

Revenue for the second quarter of fiscal year 2016, which ended March 31, 2016, was $11.3 million, an increase of 14% compared with revenue of $9.9 million for the quarter ended March 31, 2015.

Optics segment revenue increased approximately $1.2 million or 23% for the three months ended March 31, 2016, compared with the same period in the prior year, primarily as a result of the increased sales at our U.K. subsidiary related to the previously announced three-year crystal component supply agreement.

Contract Research segment revenues increased approximately $0.2 million or 4%, compared with the same period in the prior year, as the result of the utilization of some of the available backlog. Backlog decreased $2.0 million from September 30, 2015 to $31.0 million as of March 31, 2016, of which approximately $10.0 million is currently funded and in process. Management expects continuing government budget pressures on spending and delays in funding subsequent to the granting of awards to add increased variability to the timing of revenues.

The Biomedical segment had no revenues as it is currently researching and developing a tissue sealant technology.

Cost of revenue for the second quarter of 2016 was $7.2 million, an increase of 18% compared with $6.1 million for the quarter ended March 31, 2015. The Optics segment cost increase of $0.8 million was expected, as it correlates to the increased revenue. The $0.3 million of increased costs in our Contract Research group was due to the specific contract work done in the second quarter of 2016. These contracts require higher material and consulting expenses than is typical in the Contract Research segment.

Gross profit for the three months ended March 31, 2016 was $4.1 million, or 36% of revenues, compared to $3.8 million or 38% of revenues for the three months ended March 31, 2015. Gross profit for the Optics segment increased $0.4 million to $2.2 million, remaining at approximately the same 34% of revenues for the two quarters ending March 31, 2016 and 2015. Gross profit decreased $0.1 million in the Contract Research segment as a result of the higher mix of lower margin materials and consulting expenses required during the quarter ended March 31, 2016. The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased to $4.0 million for the three months ended March 31, 2016 from $3.7 million for the same quarter in fiscal 2015. Operating expenses for the Optics segment increased $0.3 million, while expenses in the Contract Research segment decreased by $0.1 million as adjustments were made to offset the higher than planned materials and consulting costs mentioned previously. Biomedical segment expenses increased approximately $0.1 million due to Xcede spending increases.

As a result of the items discussed above, income from operations for the three months ended March 31, 2016 was at breakeven, slightly better than the similar breakeven position for the same period in fiscal 2015.

Net interest expense was approximately $0.1 million for both the three months ended March 31, 2016 and 2015.

Income tax expense for the three months ended March 31, 2016 consisted primarily of tax expense on U.K. operations.

Net income (loss) for the three months ended March 31, 2016 was approximately breakeven, or ($0.00) in basic earnings per share, essentially the same as a loss of ($0.1) million, or ($0.01) in basic earnings per share for the quarter ended March 31, 2015.

Results of Operations – Year to Date

Results of Operations for the Six Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$12,635,000	$9,858,000	$-	$22,493,000
Gross Profit	4,318,000	3,724,000	-	8,042,000
GM %	34.2%	37.8%	-	35.8%
SG&A	3,634,000	3,506,000	703,000	7,843,000
Gain on sale of assets	(4,000)	-	-	(4,000)
Operating Income (Loss)	688,000	218,000	(703,000)	203,000

Depreciation and Amortization	454,000	164,000	34,000	652,000
Capital expenditures	894,000	37,000	51,000	982,000

Intangibles, Net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total Assets	$17,653,000	$8,502,000	$571,000	$26,726,000

Results of Operations for the Six Months Ended March 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$10,168,000	$9,338,000	$-	$19,506,000
Gross Profit	3,302,000	4,050,000	-	7,352,000
GM %	32.5%	43.4%	-	37.7%
SG&A	3,670,000	3,778,000	504,000	7,952,000
Gain on sale of assets	(185,000)	-	-	(185,000)
Operating Income (Loss)	(183,000)	272,000	(504,000)	(415,000)

Depreciation and Amortization	408,000	148,000	30,000	586,000
Capital expenditures	396,000	4,000	56,000	456,000

Intangibles, Net	699,000	282,000	254,000	1,235,000
Goodwill	1,157,000	4,939,000	-	6,096,000
Total Assets	$16,038,000	$8,887,000	$694,000	$25,619,000

Revenue for the six months ended March 31, 2016 increased $3.0 million or 15% to $22.5 million compared to $19.5 million for the six months ended March 31, 2015.

Optics segment revenue increased $2.5 million or 24% for the six months ended March 31, 2016, compared with the same period in the prior year. The majority of this increase is the result of sales related to the three-year crystal component supply agreement at our U.K. subsidiary.

Revenue from our Contract Research segment increased $0.5 million or 6% for the six months ended March 31, 2016 compared to the same period in 2015, primarily due to one contract for the delivery of high speed cameras. Backlog decreased $2.0 million from September 30, 2015 to $31.0 million as of March 31, 2016, of which approximately $10.0 million is currently funded and in process. Management expects continuing government budget pressures on spending and delays in funding subsequent to the granting of awards to add increased variability to the timing of revenues.

The Biomedical segment had no revenue in either the six months ended March 31, 2016 or 2015.

Gross profit for the six months ended March 31, 2016 was $8.0 million, or 36% of sales, compared to $7.4 million, or 38% of sales for the six months ended March 31, 2015.

Gross profit for the Optics segment increased approximately $1 million to $4.3 million for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily as a result of the increase in revenues in the first six months of fiscal 2016 versus the same period in 2015.

Gross profit for the Contract Research segment declined $0.3 million to $3.7 million for the six months ended March 31, 2016 compared to the six months ended March 31, 2015 primarily as a result of the higher material and consulting mix in the current funded government research awards. The Contract Research segment gross profit as a percent of sales was 38% for the six months ended March 31, 2016 as compared to 43% for the same period in the prior year.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses remained level at $7.8 million for the six months ended both March 31, 2016 and March 31, 2015. The 2016 operating expenditures actually decreased for the six months ended March 31, 2016, because the 2015 period had a $0.2 million favorable gain on the sale of one of the Optics segments product lines.

Income from operations for the six months ended March 31, 2016 was $0.2 million compared to a loss from operations of ($0.4) million for the prior year comparable period. The increase in income of $0.6 million is primarily a result of the new large contract in the Optics segment having a year over year increase of $0.9 million in income from operations. The Contract Research segment had a decrease in income from operations for the six months ended March 31, 2016, compared to the same period in the prior year of $0.2 million.

Net interest expense for the six months ended March 31, 2016 decreased $0.1 million from the same period in 2015, as a result of the steps the Company took in reducing its debt at the end of 2015.

Income tax expense for the six months ended March 31, 2016 increased as a result of the revenue and profit improvements in the Optics segment.

Net income for the six months ended March 31, 2016 was $0.1 million or $0.00 basic earnings per share, compared with a loss of ($0.6) million or ($0.04) per share for the six months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of March 31, 2016 was $0.8 million or approximately $0.5 million less than the net cash of $1.3 million at September 30, 2015, largely as a result of increased business activity.

As of March 31, 2016, the Company was in compliance with the terms of all its outstanding indebtedness, which consisted of $2.0 million of senior debt borrowed from Middlesex Savings Bank through a five-year term note, $0.2 million borrowed under the Company’s revolving line of credit with Middlesex Saving Bank and $1.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company had $3.8 million of additional availability under its Middlesex Savings Bank line of credit based on collateral calculations as of March 31, 2016. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the operating Company’s liquidity requirements for the next twelve months.

On February 1, 2016, the Company converted $2,000,000 of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a fixed rate, five-year term note bearing interest at the annual rate of 4.5%. Immediately following this conversion, the total availability under the Company’s line of credit increased by $2 million to $3.8 million.

As of March 31, 2016, the Company’s Xcede subsidiary had $0.2 million of cash remaining from its convertible notes financings, which management believes will fund Xcede’s operations into June of 2016. Xcede’s management is actively pursuing a number of financing alternatives.

Cash From Operating Activities

In total, including the changes in accounts receivable, prepaid expenses, accounts payable, accrued expenses and operating activities used cash of $0.5 million for the six months ended March 31, 2016. Approximately $1.6 million of the cash was used for accounts receivable increases, as a result of the higher level of revenues during 2016 and, in our Contract Research segment, a delay in payments from a major U.S. government customer who is having internal system issues. This is expected to be rectified in the coming months. In addition, as a result of the higher revenues in 2016, the Company has increased its inventory levels by $1.0 million to meet the new demand. These increases were, in fact, partially offset by operations and management of current liabilities.

Cash From Investing and Financing Activities

The Company used cash of approximately $1.0 million for the purchase of property, plant and equipment for the six months ended March 31, 2016.

Total outstanding bank debt as of March 31, 2016 increased approximately $0.6 million to $3.5 million from $2.9 million at September 30, 2015, and Xcede convertible notes and accrued interest increased approximately $0.5 million to $2.6 million at March 31, 2016 from $2.1 million as of September 30, 2015. Net cash generated from financing activities during the six months ended March 31, 2016 was approximately $1.0 million, as a result of the $0.6 million drawdown on the Middlesex Bank line of credit and the issuance of approximately $0.4 million of Xcede convertible notes.

Obligations Relating to Xcede Convertible Notes

As of March 31, 2016, Xcede had convertible notes outstanding in the aggregate principal amount of approximately $2.6 million. The notes accrue interest at 5% and are due after June 30, 2016, upon the demand of the holders of a majority of the aggregate outstanding principal amount of the notes. Certain officers and directors of the Company hold approximately 55% of the notes, and the remaining 45% are held by outside investors. The notes are unsecured and are not guaranteed by the Company.

Upon the closing of a capital stock financing by Xcede raising at least $3.0 million, inclusive of the notes and interest, the outstanding principal amount of the notes plus all accrued interest will be converted into shares of the same capital stock sold in the financing at a 20% discount to the price per share of that capital stock. Alternatively, at any time prior to a capital stock financing the note holders can convert, at their option, the principal amount of the notes plus accrued interest into common stock based on a $5 million valuation.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended March 31, 2016 or 2015.

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

Recent Accounting Pronouncements

See Note 2, "Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our management concluded that as of March 31, 2016, these disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6 Exhibits

10.1 Term Note Agreement between the Company and Middlesex Savings Bank, dated February 1, 2016, filed as Exhibit 10.1 to Form 10-Q filed on February 11, 2016 and incorporated herein by reference.

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

99.1 Press release, dated May 12, 2016 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2016.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: May 12, 2016
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED: May 12, 2016
Robert J. Bowdring,
Chief Financial Officer

