Form 10-Q
period 2016-06-30
DYNASIL CORP OF AMERICA
filed 2016-08-11
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 001-35011

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2016 there were 16,842,123 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	June 30,	September 30,
	2016	2015
Current Assets
Cash and cash equivalents	$232,000	$1,295,000
Accounts receivable, net of allowances of $177,000 and $168,000 at June 30, 2016 and September 30, 2015, respectively	4,928,000	3,382,000
Costs in excess of billings and unbilled receivables	1,250,000	1,518,000
Inventories, net of reserves	3,926,000	3,066,000
Prepaid expenses and other current assets	1,177,000	1,125,000
Total current assets	11,513,000	10,386,000

Property, Plant and Equipment, net	7,113,000	6,662,000

Other Assets
Intangibles, net	1,096,000	1,225,000
Goodwill	5,940,000	6,131,000
Security deposits	60,000	58,000
Total other assets	7,096,000	7,414,000

Total Assets	$25,722,000	$24,462,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$104,000	$1,455,000
Current portion of long-term debt	2,397,000	112,000
Capital lease obligations, current	98,000	76,000
Convertible notes and accrued interest	2,600,000	2,123,000
Accounts payable	1,710,000	1,886,000
Deferred revenue	229,000	109,000
Accrued expenses and other liabilities	2,737,000	2,650,000
Total current liabilities	9,875,000	8,411,000

Long-term Liabilities
Long-term debt, net of current portion	827,000	1,288,000
Capital lease obligations, net of current portion	161,000	43,000
Deferred tax liability, net	241,000	242,000
Other long-term liabilities	46,000	50,000
Total long-term liabilities	1,275,000	1,623,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	June 30,	September 30,
	2016	2015
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,634,091 and 17,368,738 shares issued, 16,823,931 and and 16,558,578 shares outstanding at June 30, 2016 and September 30, 2015, respectively.	9,000	9,000
Additional paid in capital	20,043,000	19,650,000
Accumulated other comprehensive income (loss)	(563,000)	110,000
Accumulated deficit	(3,835,000)	(4,167,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	14,668,000	14,616,000
Noncontrolling interest	(96,000)	(188,000)
Total stockholders' equity	14,572,000	14,428,000

Total Liabilities and Stockholders' Equity	$25,722,000	$24,462,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$10,406,000	$10,239,000	$32,899,000	$29,745,000
Cost of revenue	6,479,000	6,206,000	20,930,000	18,446,000
Gross profit	3,927,000	4,033,000	11,969,000	11,299,000
Operating expenses:
Sales and marketing	246,000	312,000	930,000	986,000
Research and development	544,000	356,000	1,547,000	1,145,000
General and administrative	2,811,000	2,882,000	8,966,000	9,284,000
(Gain) loss on sale of assets	-	8,000	(4,000)	(178,000)

Total operating expenses	3,601,000	3,558,000	11,439,000	11,237,000
Income (loss) from operations	326,000	475,000	530,000	62,000
Interest expense, net	78,000	124,000	215,000	372,000
Income (loss) before taxes	248,000	351,000	315,000	(310,000)
Income tax (credit)	32,000	(14,000)	101,000	7,000
Net income (loss)	216,000	365,000	214,000	(317,000)
Less: Net loss attributable to noncontrolling interest	(42,000)	(23,000)	(118,000)	(75,000)
Net income (loss) attributable to common stockholders	$258,000	$388,000	$332,000	$(242,000)

Net income (loss)	$216,000	$365,000	$214,000	$(317,000)
Other comprehensive income (loss):
Increase in pension liability	-	-	-	318,000
Foreign currency translation	(417,000)	251,000	(673,000)	(138,000)
Total comprehensive income (loss)	$(201,000)	$616,000	$(459,000)	$(137,000)

Basic net income (loss) per common share	$0.02	$0.02	$0.02	$(0.01)
Diluted net income (loss) per common share	$0.02	$0.02	$0.02	$(0.01)

Weighted average shares outstanding
Basic	16,698,205	16,439,637	16,628,279	16,368,313
Diluted	16,701,737	16,447,088	16,671,016	16,368,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended June 30, 2016

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2015	17,368,738	$9,000	$19,650,000	$110,000	$(4,167,000)	810,160	$(986,000)	$(188,000)	$14,428,000
Issuance of shares of common stock under employee stock purchase plan	8,741	-	11,000	-	-	-	-	-	11,000

Stock-based compensation costs	256,612	-	382,000	-	-	-	-	210,000	592,000

Foreign currency translation adjustment	-	-	-	(673,000)	-	-	-	-	(673,000)

Net income (loss)	-	-	-	-	332,000	-	-	(118,000)	214,000
Balance, June 30, 2016	17,634,091	$9,000	$20,043,000	$(563,000)	$(3,835,000)	810,160	$(986,000)	$(96,000)	$14,572,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$214,000	$(317,000)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	592,000	298,000
Foreign exchange loss (gain)	164,000	(14,000)
Gain on sale of assets	(4,000)	(178,000)
Depreciation and amortization	939,000	898,000
Pension expense	-	318,000
Other	160,000	110,000
Other changes in assets and libilities:
Accounts receivable, net	(1,760,000)	(122,000)
Inventories	(1,090,000)	(530,000)
Costs in excess of billings and unbilled receivables	268,000	(36,000)
Prepaid expenses and other assets	(92,000)	(489,000)
Accounts payable	(74,000)	(116,000)
Accrued expenses and other liabilities	157,000	14,000
Deferred revenue	119,000	27,000
Net cash from operating activities	(407,000)	(137,000)

Cash flows from investing activities:
Proceeds from sale of assets	4,000	244,000
Purchases of property, plant and equipment	(1,342,000)	(747,000)
Net cash from investing activities	(1,338,000)	(503,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	9,000
Net proceeds from issuance of convertible notes	390,000	298,000
Principal payments on capital leases	(101,000)	(110,000)
Proceeds from short and long-term debt	1,203,000	300,000
Payments on long-term debt	(740,000)	(202,000)
Net cash from financing activities	763,000	295,000

Effect of exchange rates on cash and cash equivalents	(81,000)	(19,000)

Net change in cash and cash equivalents	(1,063,000)	(364,000)

Cash and cash equivalents, beginning	$1,295,000	$3,842,000
Cash and cash equivalents, ending	$232,000	$3,478,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$240,000	$73,000

Tax payments (refunds)	$(64,000)	$(8,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2016, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2016 and 2015, changes in stockholders’ equity for the nine months ended June 30, 2016 and cash flows for the nine months ended June 30, 2016 and 2015 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2016, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The new guidance is effective for the Company beginning in fiscal 2018. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarifies the revenue guidance. The Company is currently in the process of assessing the impact of these ASUs on its consolidated financial statements.

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

Note 3 – Acquisitions and Divestitures

In the nine months ended June 30, 2015, the Company recorded a gain of $0.2 million in connection with the sale of a product line in its Optics segment.

Note 4 – Xcede Technologies, Inc. Joint Venture

In October, 2013, the Company formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its tissue sealant technology, which formerly comprised the majority of its biomedical segment. As of June 30, 2016, Xcede has raised approximately $3.0 million in the form of Convertible Notes (the “Notes”), of which $2.4 million was from external funding to outside investors and to certain officers and directors of the Company and $0.6 million was from the Company. The Notes accrue interest at 5%. The total interest accrued at June 30, 2016 was approximately $0.2 million. On July 15, 2016, Xcede amended the Note Purchase Agreement for such Notes to extend the Notes’ maturity date from June 30, 2016 to June 30, 2017 and to increase the principal amount of Notes authorized to be issued thereunder from $3.0 million to up to $5.2 million.

Upon the closing of a capital stock financing raising of at least $3.0 million, inclusive of the Notes and interest, the outstanding principal amount of the Notes plus all accrued interest will be converted into shares of the same capital stock sold in the financing at a 20% discount to the price per share of that capital stock. Alternatively, at any time prior to a capital stock financing the Note holders can convert, at their option, the principal amount of the Notes plus accrued interest into common stock based on a $5 million valuation.

Ninety percent of Xcede’s common stock is owned by Dynasil Biomedical and, as a result, is included in the Company’s consolidated balance sheets, results of operations and cash flows. The Company expects Xcede to require significant additional funding prior to commencing human trials.

On January 6, 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, IN including a Development Agreement, a License Agreement and a Supply Agreement in connection with the development, regulatory approval and production of Xcede’s resorbable hemostatic patch.

On June 2, 2016, Xcede issued 239,000 shares of its Common Stock to the Mayo Foundation for Medical Education and Research (“Mayo”) as the final anti-dilution adjustment in satisfaction of the anti-dilution clause in the existing licensing agreement between Xcede and Mayo. As a result, a charge of $0.2 million was recorded in stock compensation expense during the third quarter 2016.

On July 19, 2016, Xcede issued an additional $0.5 million in principal amount of Notes pursuant to the Note Purchase Agreement, allowing Xcede to continue to fund the development of its tissue sealant product.

Note 5 - Inventories

Inventories, net of reserves, consists of the following:

	June 30,	September 30,
	2016	2015
Raw Materials	$2,263,000	$1,828,000
Work-in-Process	1,089,000	862,000
Finished Goods	574,000	376,000
	$3,926,000	$3,066,000

Note 6 – Intangible Assets

Intangible assets at June 30, 2016 and September 30, 2015 consist of the following:

	Useful	Gross	Accumulated
June 30, 2016	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$737,000	$468,000	$269,000
Know How	15	512,000	273,000	239,000
Trade Names	Indefinite	280,000	-	280,000
Patents	20	298,000	5,000	293,000
Biomedical Technologies	5	260,000	245,000	15,000
		$2,087,000	$991,000	$1,096,000

	Useful	Gross	Accumulated
September 30, 2015	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$824,000	$464,000	$360,000
Know How	15	512,000	248,000	264,000
Trade Names	Indefinite	318,000	-	318,000
Patents	20	223,000	-	223,000
Biomedical Technologies	5	260,000	200,000	60,000
		$2,137,000	$912,000	$1,225,000

Amortization expense for the three months ended June 30, 2016 and 2015 was $43,000 and $43,000, respectively. Amortization expense for the nine months ended June 30, 2016 and 2015 was $129,000 and $128,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2016 (3 months)	2017	2018	2019	2020	Thereafter	Total
Acquired Customer Base	$20,000	$80,000	$80,000	$80,000	$9,000	$-	$269,000
Know How	9,000	34,000	34,000	34,000	34,000	94,000	239,000
Patents	2,000	6,000	6,000	6,000	6,000	61,000	87,000
Biomedical Technologies	15,000	-	-	-	-	-	15,000
	$46,000	$120,000	$120,000	$120,000	$49,000	$155,000	$610,000

As of June 30, 2016, Xcede has $206,000 in patents that have not been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill during the three and nine months ended June 30, 2016.

Note 8 –Debt

On February 1, 2016, the Company entered into a $2,000,000 Term Note with Middlesex Savings Bank, as per the terms of the Loan Document Modification Agreement, dated September 29, 2015, as detailed in the Company’s Annual Report on Form 10-K, filed on December 17, 2015. The Company converted $2,000,000 of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a new five-year term note bearing interest at the fixed annual rate of 4.5%. Immediately following this conversion, the total availability under the Company’s line of credit increased by $2,000,000 to $3,819,000. As a result of a clause in the Middlesex Term Note, all outstanding debt is classified as short-term. As of June 30, 2016, the total availability under the Company’s line of credit was $3,896,000 and the balance on the term note was $1,880,000.

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

For purposes of computing diluted earnings per share for the three and nine months ended June 30, 2016 and 2015, no common stock options were included in the calculation of dilutive shares as all of the 123,147 and 58,212 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion would be anti-dilutive.

For the three months ended June 30, 2016 and 2015, 3,532 and 7,451 shares of common stock related to restricted stock, respectively, were included in the denominator used to calculate diluted earnings per share. For the nine months ended June 30, 2016, 42,737 shares of common stock related to restricted stock were included in the denominator used to calculate diluted earnings per share. For the nine months ended June 30, 2015, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30, 2016 and 2015 is as follows:

	June 30, 2016	June 30, 2015
Weighted average shares outstanding
Basic	16,698,205	16,439,637
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	3,532	7,451
Dilutive Average Shares Outstanding	16,701,737	16,447,088

The computation of the weighted shares outstanding for the nine months ended June 30, 2016 and 2015 is as follows:

	June 30, 2016	June 30, 2015
Weighted average shares outstanding
Basic	16,628,279	16,368,313
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	42,737	-
Dilutive Average Shares Outstanding	16,671,016	16,368,313

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

The Company’s Xcede joint venture adopted an Equity Incentive Plan in 2013 which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares in Xcede’s common stock. The options granted vest over a range from immediately to a period of five years. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for the Company’s stock options. Because Xcede is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to Xcede.

Stock compensation expense for the three and nine months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	June 30, 2016	June 30, 2015
Stock Grants	$74,000	$106,000
Restricted Stock Grants	13,000	7,000
Option Grants	12,000	6,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Stock Grants	210,000	-
Subsidiary Option Grants	19,000	21,000
Total	$329,000	$141,000

	Nine Months Ended	Nine Months Ended
Stock Compensation Expense	June 30, 2016	June 30, 2015
Stock Grants	$259,000	$243,000
Restricted Stock Grants	33,000	21,000
Option Grants	29,000	10,000
Employee Stock Purchase Plan	2,000	3,000
Subsidiary Stock Grants	210,000	-
Subsidiary Option Grants	59,000	21,000
Total	$592,000	$298,000

At June 30, 2016 there was approximately $200,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of fifteen months.

In June 2016, Xcede issued 239,000 shares of Xcede Common Stock to the Mayo Foundation for Medical Education and Research (“Mayo”) per the anti-dilution clause in the existing licensing agreement between Xcede and Mayo on the first $3.0 million dollars of financing raised by Xcede. In doing so, Xcede incurred a charge of $0.2 million in stock compensation expense for the third quarter 2016.

Restricted Stock Grants

A summary of restricted stock activity for the nine months ended June 30, 2016 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2016	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2015	27,000	$1.04

Granted	100,000	1.73
Vested	(27,000)	1.04
Cancelled	-	-
Nonvested at June 30, 2016	100,000	$1.73

Stock Option Grants

The weighted average assumptions used in the Black-Scholes option pricing model for the stock option grant during the nine months ended June 30, 2016 were as follows:

Nine Months Ended June 30, 2016
Expected term in years	3 years
Risk-free interest rate	1.05%
Expected volatility	78.53%
Expected dividend yield	0.00%

A summary of stock option activity for the nine months ended June 30, 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2015	58,212	$2.28	1.96
Outstanding and exercisable at September 30, 2015	58,212	2.28	1.96
Granted	64,935	2.33	2.59
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2016	123,147	2.30	1.94
Outstanding and exercisable at June 30, 2016	123,147	$2.30	1.94

Subsidiary Stock Option Grants

During the nine months ended June 30, 2016, 136,961 Xcede stock options were granted at an exercise price of $1.00 per share. These options vest over the next three years and expire ten years from the grant date. The weighted average assumptions for grants during the nine months ended June 30, 2016 used in the Black-Scholes option pricing model were as follows:

Expected term in years	10 years
Risk-free interest rate	1.94%
Expected volatility	83.06%
Expected dividend yield	0.00%

A summary of Xcede stock option activity for the nine months ended June 30, 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2015	780,258	$1.00	8.85
Outstanding and exercisable at September 30, 2015	180,293	1.00	8.50
Granted	136,961	1.00
Exercised	-	-
Cancelled	(315,024)	1.00
Balance at June 30, 2016	602,195	1.00	8.57
Outstanding and exercisable at June 30, 2016	268,450	$1.00	8.09

At June 30, 2016, the Company’s Xcede joint venture had $160,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of eighteen months and $13,500 of unrecognized stock compensation expense that begin to vest upon the attainment of specific capital raising targets.

Note 11 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil’s business is comprised of three segments: optics (“Optics”), contract research (“Contract Research”) and biomedical (“Biomedical”). The Company’s Instruments segment was substantially disposed of in the first quarter of fiscal 2014, has had no subsequent operations and had no remaining assets as of June 30, 2016. Consequently, it is no longer reported as a separate segment. At June 30, 2015, the Company had approximately $0.2 million of assets related to the businesses formerly comprising the Instruments segment.

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

The Company’s segment information for the three months ended June 30, 2016 and 2015 is summarized below:

Results of Operations for the Three Months Ended June 30, 2016
	Optics	Contract Research	Biomedical	Total
Revenue	$5,780,000	$4,626,000	$-	$10,406,000
Gross Profit	2,012,000	1,915,000	-	3,927,000
GM %	35%	41%	-	38%
SG&A	1,604,000	1,601,000	396,000	3,601,000
(Gain) loss on sale of assets	-	-	-	-
Operating Income (Loss)	408,000	314,000	(396,000)	326,000

Depreciation and Amortization	247,000	24,000	17,000	288,000
Capital expenditures	330,000	-	6,000	336,000

Intangibles, Net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total Assets	$16,752,000	$8,546,000	$424,000	$25,722,000

Results of Operations for the Three Months Ended June 30, 2015
	Optics	Contract Research	Biomedical	Total
Revenue	$5,613,000	$4,626,000	$-	$10,239,000
Gross Profit	2,006,000	2,027,000	-	4,033,000
GM %	36%	44%	-	39%
SG&A	1,380,000	1,934,000	236,000	3,550,000
(Gain) loss on sale of assets	8,000	-	-	8,000
Operating Income (Loss)	618,000	93,000	(236,000)	475,000

Depreciation and Amortization	223,000	74,000	15,000	312,000
Capital expenditures	270,000	-	21,000	291,000

Intangibles, Net	722,000	273,000	257,000	1,252,000
Goodwill	1,252,000	4,939,000	-	6,191,000
Total Assets	$16,665,000	$9,462,000	$756,000	$26,883,000

The Company’s segment information for the nine months ended June 30, 2016 and 2015 is summarized below:

Results of Operations for the Nine Months Ended June 30, 2016
	Optics	Contract Research	Biomedical	Total
Revenue	$18,415,000	$14,484,000	$-	$32,899,000
Gross Profit	6,330,000	5,639,000	-	11,969,000
GM %	34%	39%	-	36%
SG&A	5,237,000	5,107,000	1,099,000	11,443,000
(Gain) loss on sale of assets	(4,000)	-	-	(4,000)
Operating Income (Loss)	1,097,000	532,000	(1,099,000)	530,000

Depreciation and Amortization	700,000	187,000	52,000	939,000
Capital expenditures	1,224,000	37,000	81,000	1,342,000

Intangibles, Net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total Assets	$16,752,000	$8,546,000	$424,000	$25,722,000

Results of Operations for the Nine Months Ended June 30, 2015
	Optics	Contract Research	Biomedical	Total
Revenue	$15,781,000	$13,964,000	$-	$29,745,000
Gross Profit	5,222,000	6,077,000	-	11,299,000
GM %	33%	44%	-	38%
SG&A	4,964,000	5,712,000	739,000	11,415,000
(Gain) loss on sale of assets	(178,000)	-	-	(178,000)
Operating Income (Loss)	436,000	365,000	(739,000)	62,000

Depreciation and Amortization	631,000	222,000	45,000	898,000
Capital expenditures	666,000	4,000	77,000	747,000

Intangibles, Net	722,000	273,000	257,000	1,252,000
Goodwill	1,252,000	4,939,000	-	6,191,000
Total Assets	$16,665,000	$9,462,000	$756,000	$26,883,000

Customer Financial Information

For the three and nine months ended June 30, 2016, one customer in the Optics segment represented more than 10% of the total segment revenue. For the three months ended June 30, 2015, two customers in the Optics segment each represented more than 10% of the total segment revenue. For the nine months ended June 30, 2015, no customer made up more than 10% of the segment revenue.

For the three and nine months ended June 30, 2016, four and five customers, respectively, of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and nine months ended June 30, 2015, four customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended June 30, 2016 and 2015, these customers made up 72% and 64%, respectively, of Contract Research revenue. For the nine months ended June 30, 2016 and 2015, these customers made up 77% and 68%, respectively, of Contract Research revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,908,000	76%	$8,228,000	80%
Europe	1,868,000	18%	1,140,000	11%
Other	630,000	6%	871,000	9%
	$10,406,000	100%	$10,239,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2016 and 2015 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2016		June 30, 2015
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$24,363,000	74%	$23,892,000	80%
Europe	6,361,000	19%	3,147,000	11%
Other	2,175,000	7%	2,706,000	9%
	$32,899,000	100%	$29,745,000	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of June 30, 2016 and September 30, 2015, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of June 30, 2016 and September 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were 13% and 32% for the three and nine months ended June 30, 2016, respectively, and (4%) and (2%) for the three and nine months ended June 30, 2015, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset.

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

Note 14 – Subsequent Events

On July 15, 2016, Xcede amended the Note Purchase Agreement for the Xcede convertible notes to outside investors and to certain officers and directors of the Company to extend the notes’ maturity date from June 30, 2016 to June 30, 2017 and to increase the principal amount of notes authorized to be issued thereunder from $3.0 million to up to $5.2 million. On July 19, 2016, Xcede issued an additional $0.5 million in principal amount of notes pursuant to the Note Purchase Agreement, allowing Xcede to continue to fund the development of its tissue sealant product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained herein and in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2015.

General Business Overview

Operations

The consolidated revenue for the third quarter of fiscal year 2016, which ended June 30, 2016, was $10.4 million, an increase of 2%, compared with revenue of $10.2 million for the quarter ended June 30, 2015. The $0.2 million dollar increase was from revenue growth within the Optics segment.

Cost of revenue for the third quarter of 2016 was $6.5 million, an increase of 4%, compared with $6.2 million for the quarter ended June 30, 2015. This increase was the result of a $0.2 million increase in the cost of revenue associated with the Optics segment and a $0.1 million increase in the cost of revenue associated with the Contract Research segment.

Total operating expenses were $3.6 million for both the quarters ended June 30, 2016 and 2015, respectively.

Income from operations for the quarter ended June 30, 2016 was $0.3 million compared to income from operations of $0.5 million for the same period in 2015. For 2016, this is inclusive of $0.2 million in stock compensation expense for the issuance of shares to the Mayo Foundation for Medical Education and Research (“Mayo”) as the final anti-dilution adjustment pursuant to the existing licensing agreement between Mayo and Xcede.

Net income was approximately $0.3 million, or $0.02 per share, for the quarter ended June 30, 2016 and $0.4 million, or $0.02 per share, for last year’s quarter that ended on June 30, 2015.

Our Biomedical segment consists primarily of our majority-owned joint venture, Xcede Technologies. The Biomedical segment incurred approximately $0.2 million in research expenses in the quarter ended June 30, 2016 as Xcede continues to develop a tissue sealant technology. Additionally, during the quarter ended June 30, 2016, Xcede incurred the $0.2 million in stock compensation expense to Mayo discussed above. Xcede is currently funding its development expenses through cash raised from the issuance of Xcede convertible notes to outside investors and to certain officers and directors of the Company. On July 15, 2016, Xcede amended the Note Purchase Agreement for such notes to extend the notes’ maturity date from June 30, 2016 to June 30, 2017 and to increase the principal amount of notes authorized to be issued thereunder from $3.0 million to up to $5.2 million. On July 19, 2016, Xcede issued an additional $0.5 million in principal amount of notes pursuant to the Note Purchase Agreement, allowing Xcede to continue to fund the development of its tissue sealant product. We expect Xcede to incur similar or increasing amounts of expenses as it continues its development activities, and Xcede’s management is continuing to pursue various financing alternatives to fund such expenses.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2016
	Optics	Contract Research	Biomedical	Total
Revenue	$5,780,000	$4,626,000	$-	$10,406,000
Gross Profit	2,012,000	1,915,000	-	3,927,000
GM %	35%	41%	-	38%
SG&A	1,604,000	1,601,000	396,000	3,601,000
(Gain) loss on sale of assets	-	-	-	-
Operating Income (Loss)	408,000	314,000	(396,000)	326,000

Depreciation and Amortization	247,000	24,000	17,000	288,000
Capital expenditures	330,000	-	6,000	336,000

Intangibles, Net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total Assets	$16,752,000	$8,546,000	$424,000	$25,722,000

Results of Operations for the Three Months Ended June 30, 2015
	Optics	Contract Research	Biomedical	Total
Revenue	$5,613,000	$4,626,000	$-	$10,239,000
Gross Profit	2,006,000	2,027,000	-	4,033,000
GM %	36%	44%	-	39%
SG&A	1,380,000	1,934,000	236,000	3,550,000
(Gain) loss on sale of assets	8,000	-	-	8,000
Operating Income (Loss)	618,000	93,000	(236,000)	475,000

Depreciation and Amortization	223,000	74,000	15,000	312,000
Capital expenditures	270,000	-	21,000	291,000

Intangibles, Net	722,000	273,000	257,000	1,252,000
Goodwill	1,252,000	4,939,000	-	6,191,000
Total Assets	$16,665,000	$9,462,000	$756,000	$26,883,000

Revenue for the third quarter of fiscal year 2016, which ended June 30, 2016, was $10.4 million, an increase of 2% compared with revenue of $10.2 million for the quarter ended June 30, 2015.

The Optics segment revenue increased approximately $0.2 million or 3% for the three months ended June 30, 2016 compared with the same period in the prior year, resulting, in part, from our U.K. subsidiary’s previously announced three-year crystal component supply agreement, as well as the expansion of a product line in our U.S. operations. These increases were partially offset by slight downturns in other optics product lines.

Contract Research segment revenue in the third quarter equaled that of the same period in the prior year. Total backlog remained steady at $31.0 million as of June 30, 2016, of which approximately $14.0 million is currently funded and in process. Management expects continuing government budget pressures on spending and delays in funding subsequent to the granting of awards to add increased variability to the timing of revenue.

The Biomedical segment had no revenue as it is currently researching and developing a tissue sealant technology.

Cost of revenue for the third quarter of 2016 was $6.5 million, or 62%, an increase of 1% compared with $6.2 million and 61% for the quarter ended June 30, 2015. The cost of revenue for the Optics segment increased 4%, or $0.2 million in actual dollars, over the quarter ended June 30, 2015, resulting from a slight change in product mix. The Contract Research segment had a $0.1 million increase in the cost of revenue over the same period last year, which equates to a 4% increase. These increased costs were associated with delays in the release of government funding for awarded contracts which have caused the Company to work on lower margin projects than in the prior year, when a stronger mix of higher-margin contracts was available to work on. The Contract Research segment’s cost of revenue for the third quarter is a 1% improvement over the first two quarters of 2016, as the government began releasing funding for awarded contracts during the third quarter. As mentioned above, the awarded contract backlog is strong, but the delay in the release of government funds seen in the first two quarters of fiscal 2016 has caused us to reschedule the order of awarded projects.

Overall gross profit for the three months ended June 30, 2016 was $3.9 million, or 38% of revenue, compared to $4.0 million, or 39% of revenue, for the three months ended June 30, 2015. Gross profit for the Optics segment remained flat at $2.0 million for both the quarters ended June 30, 2016 and 2015, due to the slightly higher costs on the increased revenue related to the product mix. Gross profit decreased $0.1 million in the Contract Research segment to $1.9 million, or 41% of revenue, for the third quarter of 2016 from $2.0 million, or 44% of revenue, for the same period in 2015, due to the items mentioned above. The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses were $3.6 million for the three months ended June 30, 2016, essentially the same as for the three months ended June 30, 2015. Operating expenses for the Optics segment increased $0.2 million, along with the increased revenue, while expenses in the Contract Research segment decreased by $0.3 million due to controlled spending. Biomedical segment expenses increased approximately $0.2 million due to the stock compensation expense described previously to Mayo.

As a result of the items discussed above, income from operations for the three months ended June 30, 2016 was $0.3 million, less than the $0.5 million for the same period in fiscal 2015 as a result of the Xcede stock compensation expense for the final anti-dilution adjustment for Mayo per their existing licensing agreement with Xcede.

Net interest expense was approximately $0.1 million for both the three months ended June 30, 2016 and 2015.

Income tax expense for the three months ended June 30, 2016 consisted primarily of tax expense on U.K. operations.

Net income for the three months ended June 30, 2016 was $0.3 million, or $0.02 in basic earnings per share as compared to net income of $0.4 million, or $0.02 in basic earnings per share for the quarter ended June 30, 2015.

Results of Operations – Year to Date

Results of Operations for the Nine Months Ended June 30, 2016
	Optics	Contract Research	Biomedical	Total
Revenue	$18,415,000	$14,484,000	$-	$32,899,000
Gross Profit	6,330,000	5,639,000	-	11,969,000
GM %	34%	39%	-	36%
SG&A	5,237,000	5,107,000	1,099,000	11,443,000
(Gain) loss on sale of assets	(4,000)	-	-	(4,000)
Operating Income (Loss)	1,097,000	532,000	(1,099,000)	530,000

Depreciation and Amortization	700,000	187,000	52,000	939,000
Capital expenditures	1,224,000	37,000	81,000	1,342,000

Intangibles, Net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total Assets	$16,752,000	$8,546,000	$424,000	$25,722,000

Results of Operations for the Nine Months Ended June 30, 2015
	Optics	Contract Research	Biomedical	Total
Revenue	$15,781,000	$13,964,000	$-	$29,745,000
Gross Profit	5,222,000	6,077,000	-	11,299,000
GM %	33%	44%	-	38%
SG&A	4,964,000	5,712,000	739,000	11,415,000
(Gain) loss on sale of assets	(178,000)	-	-	(178,000)
Operating Income (Loss)	436,000	365,000	(739,000)	62,000

Depreciation and Amortization	631,000	222,000	45,000	898,000
Capital expenditures	666,000	4,000	77,000	747,000

Intangibles, Net	722,000	273,000	257,000	1,252,000
Goodwill	1,252,000	4,939,000	-	6,191,000
Total Assets	$16,665,000	$9,462,000	$756,000	$26,883,000

Revenue for the nine months ended June 30, 2016 increased $3.2 million, or 11%, to $32.9 million as compared to $29.7 million for the nine months ended June 30, 2015.

Optics segment revenue increased $2.6 million, or 17%, for the nine months ended June 30, 2016 compared with the same period in the prior year. The majority of this increase was the result of sales related to the three-year crystal component supply agreement at our U.K. subsidiary. Additionally, revenue grew in certain U.S. Optics operations for the nine months ended June 30, 2016 compared with the nine months ended June 30, 2015, as the result of the expansion of a product line in one of our U.S. businesses. These increases were partially offset by slight downturns in other optics product lines.

Revenue from our Contract Research segment increased $0.5 million, or 4%, for the nine months ended June 30, 2016 compared to the same period in 2015, primarily due to one contract for the delivery of high speed cameras. Backlog decreased $2.0 million from September 30, 2015 to $31.0 million as of June 30, 2016, of which approximately $14.0 million is currently funded and in process. Management expects continuing government budget pressures on spending and delays in funding subsequent to the granting of awards to add increased variability to the timing of revenue.

The Biomedical segment had no revenue in either the nine months ended June 30, 2016 or 2015.

Gross profit for the nine months ended June 30, 2016 increased $0.7 in actual dollars to $12.0 million, or 36% of sales, compared to $11.3 million, or 38% of sales for the nine months ended June 30, 2015.

Gross profit for the Optics segment increased approximately $1.1 million to $6.3 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 at $5.2 million, primarily as a result of the increase in revenue, as well as slightly improved cost efficiencies in the first nine months of fiscal 2016 versus the same period in 2015.

Gross profit for the Contract Research segment declined by $0.5 million to $5.6 million, or 39% of sales, for the nine months ended June 30, 2016 as compared to 44% for the nine months ended June 30, 2015, primarily as a result of the switch to the funded awards that contained higher material and consulting contracts that were worked throughout 2016.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased $0.2 million to $11.4 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. Although the Company’s operating units’ expenditures actually decreased for the nine months ended June 30, 2016 as compared to the prior year, the total operating expenses increased due to the $0.2 million in stock compensation expense for the issuance of shares to Mayo as the final anti-dilution adjustment pursuant to the existing licensing agreement between Mayo and Xcede, as well as the $0.2 million favorable gain on the 2015 sale of one of the Optics segments’ product lines during the same nine month period.

Income from operations was $0.5 million for the nine months ended June 30, 2016 compared to $0.1 million for the same period in 2015. The Optics segment had a year over year increase of $0.7 million in income from operations. This was the cumulative result of improvements in revenue and spending. The Contract Research segment had an increase of $0.1 million in income from operations for the nine months ended June 30, 2016, compared to the same period in the prior year. The Biomedical segment income from operations decreased $0.4 million for the nine months ended June 30, 2016, as compared to the same period in the prior year due to increased research expenses and the $0.2 million in stock compensation expense.

Net interest expense for the nine months ended June 30, 2016 decreased $0.2 million from the same period in 2015, as a result of the steps the Company took in reducing its debt at the end of 2015.

Income tax expense for the nine months ended June 30, 2016 increased as a result of the revenue and profit improvements in the Optics segment.

Net income for the nine months ended June 30, 2016 was $0.3 million or $0.02 basic earnings per share, compared with a loss of ($0.2) million or ($0.01) per share for the nine months ended June 30, 2015 based on the results discussed previously.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of June 30, 2016 was $0.2 million or approximately $1.1 million less than the net cash of $1.3 million at September 30, 2015 primarily as a result of the Company’s cash management program which minimizes interest expense. All readily available funds are applied to the revolving line of credit with Middlesex Saving Bank.

On February 1, 2016, the Company converted $2 million of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a fixed rate, five-year term note bearing at an annual interest rate of 4.5%.  Immediately following this conversion, the Company’s had the original full $4 million line of credit available for its use. On the day of the closing $.2 million was utilized leaving $3.8 million available for future needs.

As of June 30, 2016, the Company was in compliance with the terms of all its outstanding indebtedness, which consisted of $1.9 million of senior debt borrowed from Middlesex Savings Bank through a five-year term note, $0.1 million borrowed under the Company’s $4.0 million revolving line of credit with Middlesex Saving Bank and $1.0 million of subordinated debt owed to Massachusetts Capital Resources Company. The Company had $3.9 million of additional availability under its Middlesex Savings Bank $4.0 million line of credit based on collateral calculations as of June 30, 2016. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the operating Company’s liquidity requirements for the next twelve months.

As of June 30, 2016, the Company’s Xcede subsidiary had $0.2 million of cash remaining from its convertible notes financings, which management believed would fund Xcede’s operations into July 2016. On July 19, 2016, Xcede issued an additional $0.5 million in principal amount of notes under the terms of the existing Note Purchase Agreement, as recently amended. Xcede’s management is continuing to actively pursue a number of financing arrangements to allow Xcede to continue the development of the tissue sealant patch.

Cash From Operating Activities

Net income (loss), including addbacks, generated cash of $2.0 million, and when combined with the changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, $0.4 million of cash was used for the nine months ended June 30, 2016. Approximately $1.8 million of the cash was used for accounts receivable increases, as a result of the higher level of revenues during 2016 and, in our Contract Research segment, a delay in payments from a major U.S. government customer who until July 2016 was experiencing internal systems issues. In addition, as a result of the higher revenues in 2016, the Company has increased its inventory levels by $1.0 million to meet the new demand. These increases were partially offset by management of current liabilities.

Cash From Investing and Financing Activities

The Company used cash of approximately $1.0 million for the purchase of property, plant and equipment for the nine months ended June 30, 2016.

Total outstanding bank debt as of June 30, 2016 increased approximately $0.4 million to $3.3 million from $2.9 million at September 30, 2015, and Xcede convertible notes and accrued interest increased approximately $0.5 million to $2.6 million at June 30, 2016 from $2.1 million as of September 30, 2015. Net cash generated from financing activities during the nine months ended June 30, 2016 was approximately $0.8 million, as a result of the $0.4 million of line of credit advances and the issuance of approximately $0.4 million of Xcede convertible notes in the first quarter of 2016.

Obligations Relating to Xcede Convertible Notes

As of June 30, 2016, Xcede had convertible notes outstanding in the aggregate principal amount of approximately $3.3 million, of which $2.6 million was owed to outside investors and to certain officers and directors of the Company and $0.7 million was owed to the Company. On July 15, 2016, Xcede amended the existing Note Purchase Agreement pursuant to which such notes were issued to extend the notes’ maturity date from June 30, 2016 to June 30, 2017 and to increase the principal amount of notes authorized to be issued thereunder from $3.0 million to up to $5.2 million. The notes accrue interest at 5% and are due upon the demand of the holders of a majority of the aggregate outstanding principal amount of the notes. On July 19, 2016, Xcede issued an additional $0.5 million in principal amount of notes pursuant to the Note Purchase Agreement, allowing Xcede to continue to fund the development of its tissue sealant product. Certain officers and directors of the Company hold approximately 51% of the notes, and the remaining 49% are held by outside investors. The notes are unsecured and are not guaranteed by the Company.

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

Government funded services revenue from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees. Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenue from time and materials contracts are recognized as costs are incurred at amounts generally commensurate with billing amounts. Recognition of losses on projects is taken as soon as the loss is reasonably determinable.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended June 30, 2016 or 2015.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. All deferred taxes are presented as long term. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our management concluded that as of June 30, 2016, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below as well as those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2015, any of which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related To Our Business

Political and economic uncertainty arising from the outcome of the recent referendum on the membership of the United Kingdom in the European Union could adversely impact our financial results.

In June 2016, a majority of voters in the United Kingdom (U.K.) elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as "Brexit"). Our Hilger Crystals Ltd. business unit is located in the U.K. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, including the British pound. We translate revenue denominated in foreign currency (including the British pound) into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars.

If the referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers suppliers and employees. Additionally, disruptions and uncertainty caused by Brexit may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our business, financial condition or future results.

Other than the changes noted above, the risk factors that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

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

99.1 Press release, dated August 11, 2016 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2016.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED:	August 11, 2016
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED:	August 11, 2016
Robert J. Bowdring,
Chief Financial Officer

