Form 10-Q
period 2016-12-31
DYNASIL CORP OF AMERICA
filed 2017-02-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

As of February 7, 2017 there were 16,960,329 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2016	2016
Current Assets
Cash and cash equivalents	$1,624,000	$2,607,000
Accounts receivable, net of allowances of $175,000 and $171,000 at December 31, 2016 and September 30, 2016, respectively	3,835,000	3,502,000
Costs in excess of billings and unbilled receivables	959,000	1,208,000
Inventories, net of reserves	3,916,000	3,726,000
Prepaid expenses and other current assets	1,358,000	1,078,000
Total current assets	11,692,000	12,121,000

Property, Plant and Equipment, net	6,936,000	7,223,000

Other Assets
Intangibles, net	1,033,000	1,067,000
Deferred tax asset	2,726,000	-
Goodwill	5,822,000	5,898,000
Security deposits	43,000	60,000
Total other assets	9,624,000	7,025,000

Total Assets	$28,252,000	$26,369,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,950,000	$2,477,000
Capital lease obligations, current	103,000	105,000
Convertible notes	-	3,085,000
Accounts payable	1,513,000	1,627,000
Deferred revenue	240,000	238,000
Accrued expenses and other liabilities	2,079,000	2,955,000
Total current liabilities	5,885,000	10,487,000

Long-term Liabilities
Long-term debt, net of current portion	1,545,000	736,000
Capital lease obligations, net of current portion	147,000	173,000
Deferred tax liability	246,000	263,000
Other long-term liabilities	39,000	43,000
Total long-term liabilities	1,977,000	1,215,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	December 31,	September 30,
	2016	2016
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,720,215 and 17,677,284 shares issued, 16,910,055 and and 16,867,124 shares outstanding at December 31, 2016 and September 30, 2016, respectively.	9,000	9,000
Additional paid in capital	21,070,000	20,128,000
Accumulated other comprehensive income (loss)	(994,000)	(699,000)
Accumulated deficit	(305,000)	(3,479,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	18,794,000	14,973,000
Noncontrolling interest	1,596,000	(306,000)
Total stockholders' equity	20,390,000	14,667,000

Total Liabilities and Stockholders' Equity	$28,252,000	$26,369,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	December 31,
	2016	2015
Net revenue	$9,143,000	$11,204,000
Cost of revenue	5,618,000	7,239,000
Gross profit	3,525,000	3,965,000
Operating expenses:
Sales and marketing	266,000	334,000
Research and development	196,000	288,000
General and administrative	2,987,000	3,183,000
Gain on sale of assets	-	(4,000)

Total operating expenses	3,449,000	3,801,000
Income (loss) from operations	76,000	164,000
Interest expense, net	67,000	59,000
Income (loss) before taxes	9,000	105,000
Income taxes (benefit)	(2,730,000)	36,000
Net income (loss)	2,739,000	69,000
Less: Net loss attributable to noncontrolling interest	(69,000)	(37,000)
Net income (loss) attributable to common stockholders	$2,808,000	$106,000

Net income (loss)	$2,739,000	$69,000
Other comprehensive income (loss):
Foreign currency translation	(295,000)	(114,000)
Total comprehensive loss	$2,444,000	$(45,000)

Basic net income (loss) per common share	$0.17	$0.01
Diluted net income (loss) per common share	$0.17	$0.01

Weighted average shares outstanding
Basic	16,808,729	16,551,197
Diluted	16,808,729	16,578,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2016	17,677,284	$9,000	$20,128,000	$(699,000)	$(3,479,000)	810,160	$(986,000)	$(306,000)	$14,667,000
Issuance of shares of common stock under employee stock purchase plan	3,790	-	4,000	-	-	-	-	-	4,000

Stock-based compensation costs	39,141	-	72,000	-	-	-	-	17,000	89,000

Stock options issued to settle liabilities	-	-	82,000	-	-	-	-	-	82,000

Recapitalization of Xcede	-	-	784,000	-	366,000	-	-	1,954,000	3,104,000

Foreign currency translation adjustment	-	-	-	(295,000)	-	-	-	-	(295,000)

Net income (loss)	-	-	-	-	2,808,000	-	-	(69,000)	2,739,000
Balance, December 31, 2016	17,720,215	$9,000	$21,070,000	$(994,000)	$(305,000)	810,160	$(986,000)	$1,596,000	$20,390,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,739,000	$69,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	89,000	119,000
Foreign exchange loss (gain)	41,000	26,000
Depreciation and amortization	311,000	325,000
Deferred income taxes	(2,730,000)	(24,000)
Provision for inventory reserves	(3,000)	6,000
Other	76,000	34,000
Other changes in assets and liabilities:
Accounts receivable, net	(374,000)	(1,101,000)
Inventories	(280,000)	(218,000)
Costs in excess of billings and unbilled receivables	249,000	231,000
Prepaid expenses and other assets	189,000	(32,000)
Accounts payable	(99,000)	34,000
Accrued expenses and other liabilities	(790,000)	(303,000)
Deferred revenue	2,000	136,000
Net cash from operating activities	(580,000)	(698,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(111,000)	(603,000)
Net cash from investing activities	(111,000)	(603,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	4,000
Net proceeds from issuance of convertible notes	-	390,000
Principal payments on capital leases	(28,000)	(46,000)
Proceeds from (payments of) line of credit, net	-	798,000
Proceeds from (payments of) bank and subordinated debt, net	(219,000)	(25,000)
Net cash from financing activities	(243,000)	1,121,000

Effect of exchange rates on cash and cash equivalents	(49,000)	(14,000)

Net change in cash and cash equivalents	(983,000)	(194,000)

Cash and cash equivalents, beginning	$2,607,000	$1,295,000
Cash and cash equivalents, ending	$1,624,000	$1,101,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$-	$134,000
Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	3,104,000	-
Subsidiary stock options issued to settle liabilities	82,000	-
Subsidiary debt issued to fund research activities	500,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2016, the consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2016 and 2015, changes in stockholders’ equity for the three months ended December 31, 2016 and cash flows for the three months ended December 31, 2016 and 2015 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of December 31, 2016, Dynasil Biomedical owned 59% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The remaining 41% of Xcede’s stock owned by others and accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2016 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of December 31, 2016, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Effective October 1, 2016, the Company adopted the guidance issued in Accounting Standards Update 2014-12, Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”), which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The adoption of this ASU did not have an impact on the Company’s financial statements.

Effective October 1, 2016, the Company adopted the guidance issued in Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present and disclose extraordinary events. The adoption of this ASU did not have an impact on the Company’s financial statements.

Effective October 1, 2016, the Company adopted the guidance issued in Accounting Standards Update 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this ASU did not have an impact on the Company’s financial statements.

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The new guidance is effective for the Company beginning in fiscal 2019. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the revenue guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09. The Company is currently in the process of assessing the impact of these ASUs on its consolidated financial statements.

Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15, which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for the Company’s annual reporting for fiscal 2017, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is assessing the impact of this ASU on its consolidated financial statements and plans to adopt it in the fourth quarter of fiscal year 2017.

Business Combinations (Topic 805): Clarifying the Definition of a Business: In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company beginning October 1, 2018. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04, which simplifies the test for goodwill impairment. This new guidance is effective for the Company beginning in fiscal year 2021. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Note 3 – Xcede Technologies, Inc. Joint Venture

In October 2013, the Company, through its subsidiary Dynasil Biomedical (“DBM”) formed Xcede, a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its hemostatic tissue sealant technology, which formerly comprised the majority of its expense within the biomedical segment.

Beginning at its inception and through November 2016, Xcede funded its pre-clinical research activities through the issuance of convertible notes bearing interest at 5% (“the Notes”) pursuant to a note purchase agreement dated October 2013 and most recently amended in November 2016 that provided for the issuance of up to $5.2 million in the aggregate principal amount of the Notes from external investors and certain directors and officers of the Company. The Notes were convertible into equity of Xcede.

In November 2016, Dynasil committed to invest $1.2 million of cash into Xcede over the following 18 months in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.5 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $2.0 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $2.0 million, approximately $1.7 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

Series A Preferred participants include both outside investors (accounted for as noncontrolling interest) and DBM. The outside investors converted $3.1 million of Notes and accrued interest into 3,055,551 shares of Series A Preferred. DBM converted the remaining $2.4 million of Notes and accrued interest into 2,338,569 shares of Series A Preferred, the value of which is eliminated in consolidation.

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of December 31, 2016, the liquidation value of the Series B Preferred would be approximately $0.2 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of December 31, 2016, DBM owned approximately 59% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

Due to the issuance of Preferred Stock, DBM’s ownership percentage in Xcede decreased to less than 80%. Based on this ownership percentage, beginning in fiscal year 2017, Xcede will no longer be included in the Dynasil consolidated federal tax return and the Company will no longer be able to offset taxable income or benefit from net operating losses and other tax attributes related to Xcede. (See Note 11 – Income Taxes.)

As previously disclosed, in January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“Cook”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s resorbable hemostatic patch (“Xcede’s Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook, in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede will recognize research and development expense as the related services are performed by Cook. There was approximately $38,000 of research and development expense recognized during the three months ended December 31, 2016.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	December 31,	September 30,
	2016	2016
Raw Materials	$2,024,000	$1,938,000
Work-in-Process	690,000	834,000
Finished Goods	1,202,000	954,000
	$3,916,000	$3,726,000

Note 5 – Intangible Assets

Intangible assets at December 31, 2016 and September 30, 2016 consist of the following:

	Useful	Gross	Accumulated
December 31, 2016	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$683,000	$467,000	$216,000
Know How	15	512,000	290,000	222,000
Trade Names	Indefinite	258,000	-	258,000
Patents	20	345,000	8,000	337,000
Biomedical Technologies	5	260,000	260,000	-
		$2,058,000	$1,025,000	$1,033,000

	Useful	Gross	Accumulated
September 30, 2016	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$718,000	$473,000	$245,000
Know How	15	512,000	282,000	230,000
Trade Names	Indefinite	272,000	-	272,000
Patents	20	326,000	6,000	320,000
Biomedical Technologies	5	260,000	260,000	-
		$2,088,000	$1,021,000	$1,067,000

Amortization expense for the three months ended December 31, 2016 and 2015 was $26,000 and $44,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2017 (9 months)	2018	2019	2020	2021	Thereafter	Total
Acquired Customer Base	$60,000	$80,000	$76,000	$-	$-	$-	$216,000
Know How	26,000	34,000	34,000	34,000	34,000	60,000	222,000
Patents	6,000	9,000	9,000	9,000	9,000	79,000	121,000
	$92,000	$123,000	$119,000	$43,000	$43,000	$139,000	$559,000

As of December 31, 2016, Xcede had $216,000 in patents that have not been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the three months ended December 31, 2016.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the three months ended December 31, 2016.

Note 7 – Debt

Senior Debt

The Bank Loan Agreement between the Company and Middlesex Savings Bank was amended on December 2, 2016 to permit the Company to invest up to $1.2 million in its Xcede Technologies subsidiary during the period from the quarter ended December 31, 2016 through the quarter ending September 30, 2018.

Subordinated Debt

On December 15, 2016, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2017. Such amendment also extended the maturity date from July 31, 2018 to July 31, 2019.

Subsidiary Debt

In November 2016, the Xcede convertible notes along with related accrued interest were converted into 5,394,120 shares of Xcede’s Series A preferred stock. See Note 3 – Xcede Technologies, Inc. Joint Venture.

Note 8 – Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income or loss attributable to common shares by the weighted average number of common shares outstanding. Diluted earnings per common share adjusts basic earnings per share for the effects of common stock options, common stock warrants, convertible preferred stock and other potential dilutive common shares outstanding during the periods.

For purposes of computing diluted earnings per share for the three months ended December 31, 2016 and 2015, no common stock options were included in the calculation of dilutive shares as all of the 123,147 and 58,212 common stock options outstanding, respectively, had exercise prices above the applicable quarterly average market price per share and their inclusion would be anti-dilutive.

For the three months ended December 31, 2016, 90,000 shares of restricted common stock were excluded from the calculation of dilutive shares, as the effect of their inclusion would be anti-dilutive. For the three months ended December 31, 2015, 27,437 restricted common stock were included in the denominator used to calculate diluted earnings per share.

The computation of the weighted shares outstanding for the three months ended December 31 is as follows:

	December 31, 2016	December 31, 2015
Weighted average shares outstanding
Basic	16,808,729	16,551,197
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	27,437
Dilutive Average Shares Outstanding	16,808,729	16,578,634

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

The Company’s Xcede joint venture adopted an Equity Incentive Plan in 2013 which provides for, among other incentives, the granting of options to purchase shares in Xcede’s common stock to officers, directors, employees and consultants. The options granted generally vest over a three year period. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for Company stock options. Because Xcede is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to Xcede.

Stock compensation expense for the three months ended December 31, 2016 and 2015 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	December 31, 2016	December 31, 2015
Stock Grants	$39,000	$83,000
Restricted Stock Grants	13,000	8,000
Option Grants	12,000	6,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	24,000	21,000
Total	$89,000	$119,000

At December 31, 2016, there was approximately $140,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of fourteen months.

Restricted Stock Grants

A summary of restricted stock activity for the three months ended December 31, 2016 is presented below:

Restricted Stock Activity for the Three Months ended December 31, 2016	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2016	100,000	$1.73

Granted	-	-
Vested	(10,000)	$1.70
Cancelled	-	-
Nonvested and expected to vest at December 31, 2016	90,000	$1.73

Stock Option Grants

During the three months ended December 31, 2016, no Dynasil stock options were granted. A summary of stock option activity for the three months ended December 31, 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2016	123,147	$2.30	1.69
Outstanding and exercisable at September 30, 2016	123,147	$2.30	1.69
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2016	123,147	$2.30	1.43
Outstanding and exercisable at December 31, 2016	123,147	$2.30	1.43

Subsidiary Stock Option Grants

During the three months ended December 31, 2016, 428,000 Xcede stock options were granted at an exercise price of $1.00 per share. Of the stock options granted, 228,000 options were given to satisfy deferred compensation in the amount of $75,000 and vested immediately. The remaining 200,000 stock options granted during the three months ended December 31, 2016 vest over the next three years and expire ten years from the grant date. These options were valued using the Black-Scholes option pricing model and the assumptions for that were as follows:

Expected term in years	10 years
Risk-free interest rate	2.37%
Expected volatility	83.12%
Expected dividend yield	0.00%

A summary of Xcede stock option activity for the three months ended December 31, 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2016	613,653	1.00	8.35
Outstanding and exercisable at September 30, 2016	320,586	1.00	8.01
Granted	428,000	1.00
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2016	1,041,653	1.00	8.84
Outstanding and exercisable at December 31, 2016	629,126	1.00	8.74

At December 31, 2016, the Company’s Xcede joint venture had $163,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of seventeen months.

Note 10 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil reports three reportable segments: contract research (“Contract Research”), optics (“Optics”) and biomedical (“Biomedical”). Within these segments, there is a segregation of operating segments based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Optics segment aggregates four operating segments – Dynasil Fused Silica, Optometrics, Hilger Crystals, and Evaporated Metal Films – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications. The Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Biomedical segment consists of a single operating segment, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. Dynasil Biomedical holds common and preferred stock in the Xcede joint venture which is developing a tissue sealant technology and currently has no other operations.

The Company’s segment information for the three months ended December 31, 2016 and 2015 is summarized below:

Results of Operations for the Three Months Ended December 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$4,405,000	$4,738,000	$-	$9,143,000
Gross profit	1,574,000	1,951,000	-	3,525,000
GM %	36%	41%	-	39%
SG&A	1,328,000	1,740,000	381,000	3,449,000
Operating income (loss)	246,000	211,000	(381,000)	76,000

Depreciation and amortization	234,000	74,000	3,000	311,000
Capital expenditures	91,000	-	20,000	111,000

Intangibles, net	474,000	222,000	337,000	1,033,000
Goodwill	883,000	4,939,000	-	5,822,000
Total assets	$18,785,000	$8,407,000	$1,060,000	$28,252,000

Results of Operations for the Three Months Ended December 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$6,214,000	$4,990,000	$-	$11,204,000
Gross profit	2,110,000	1,855,000	-	3,965,000
GM %	34%	37%	-	35%
SG&A	1,751,000	1,706,000	348,000	3,805,000
Gain on sale of assets	4,000	-	-	4,000
Operating income (loss)	363,000	149,000	(348,000)	164,000

Depreciation and amortization	228,000	80,000	17,000	325,000
Capital expenditures	565,000	7,000	31,000	603,000

Intangibles, net	644,000	256,000	297,000	1,197,000
Goodwill	1,155,000	4,939,000	-	6,094,000
Total assets	$16,506,000	$8,273,000	$857,000	$25,636,000

Customer Financial Information

For the three months ended December 31, 2016, no customer in the Optics segment represented more than 10% of the total segment revenue. For the three months ended December 31, 2015, one customer in the Optics segment represented more than 10% of the total segment revenue.

For the three months ended December 31, 2016, three customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended December 31, 2015, five customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2016		December 31, 2015
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,189,000	79%	$8,235,000	74%
Europe	1,086,000	12%	2,041,000	18%
Other	868,000	9%	928,000	8%
	$9,143,000	100%	$11,204,000	100%

Note 11 - Income Taxes

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

Dynasil Corporation of America and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return and various state returns. The Company’s U.K. subsidiary files tax returns in the U.K. Prior to November 18, 2016, the Company’s subsidiary, Xcede was included in the federal and state tax returns filed by Dynasil. As of November 18, 2016, Dynasil’s ownership in Xcede was reduced to approximately 59%. As a result, Xcede will no longer be included in Dynasil’s federal consolidated tax return and will file a separate federal return. Xcede will continue to be included in the Dynasil consolidated state tax filings pursuant to the respective state tax requirements.

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

As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company will no longer be able to offset taxable income with Xcede’s current or cumulative operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the quarter ending December 31, 2016. Going forward, as the company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a valuation allowance against these deferred tax assets.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of December 31, 2016 and September 30, 2016, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of December 31, 2016 and September 30, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The results for the three months ending December 31, 2016 result in an overall effective rate for the quarter of 679% mainly driven by the tax benefit of $2.7 million recorded for the release of the valuation allowance. The effective tax rates excluding the impact of the valuation allowance were (25%) and 34% for the three months ended December 31, 2016 and 2015, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against certain U.S. deferred tax assets of the Company.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2013 are still subject to examination.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were released.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained herein and in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2016.

General Business Overview

Operations

Consolidated revenue for the first quarter December 31, 2016 was $9.1 million, compared to revenue of $11.2 million for the first quarter of fiscal year 2016. This 18% decrease in revenue was largely attributable to a $1.8 million decrease in the Optics segment, which was largely the result of a one-time safety stock order to a large U.K. customer shipped in the first quarter of fiscal year 2016. The first quarter of fiscal year 2017 represents a more normalized shipping schedule for the U.K. customer. The remaining $0.3 million decrease in revenue was attributable to the Contract Research segment.

Cost of revenue for the first quarter of 2017 was $5.6 million or 61% of revenue, a decrease of 22% compared to $7.2 million or 65% of revenue for the quarter ended December 31, 2015. The $1.6 million decrease was primarily the result of the lower revenue within the current quarter ended December 31, 2016. Cost as a percent of revenue improved by 4% as the Company continues to improve the components of its revenue and cost structures.

Total operating expenses were $3.4 million for the three month period ended December 31, 2016 as compared to $3.8 million for the same period in fiscal year 2016. Expenses within the first quarter of 2017 were curtailed to be more in line with the reduced fiscal year 2017 revenue.

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”). Xcede incurred $2.1 million in research expenses in fiscal 2016 and $0.4 million in the current quarter as Xcede continues to develop its hemostatic tissue sealant technology. We expect Xcede will incur similar or increasing amounts of expenses in each quarter in fiscal year 2017 as it continues its development activities. In November 2016, the Company entered into an agreement with Xcede pursuant to which it agreed to invest up to $1.2 million of cash into Xcede over the following 18 months. We expect Xcede will continue to need additional external investor funding in order to pursue clinical trials and regulatory approvals of its tissue sealant technology.

Income from operations for the quarter ended December 31, 2016 was $0.1 million compared with income of $0.2 million for the quarter ended December 31, 2015, as a result of the lower revenue in 2017.

The provision for income taxes for the first quarter of 2017 was a benefit of $2.7 million. As a result of Xcede’s de-consolidation, the Company will no longer be able to offset taxable income with Xcede’s net operating loss results or carryforwards. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets, such as NOLs (net operating losses), of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the quarter ending December 31, 2016. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a full valuation allowance against these deferred tax assets.

Net income was $2.8 million, or $0.17 per share, for the quarter ended December 31, 2016, compared with net income of approximately $0.1 million or $0.01 per share for the same quarter last year as a result of the U.S. income tax credit.

Results of Operations

Results of Operations for the Three Months Ended December 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$4,405,000	$4,738,000	$-	$9,143,000
Gross profit	1,574,000	1,951,000	-	3,525,000
GM %	36%	41%	-	39%
SG&A	1,328,000	1,740,000	381,000	3,449,000
Operating income (loss)	246,000	211,000	(381,000)	76,000

Depreciation and amortization	234,000	74,000	3,000	311,000
Capital expenditures	91,000	-	20,000	111,000

Intangibles, net	474,000	222,000	337,000	1,033,000
Goodwill	883,000	4,939,000	-	5,822,000
Total assets	$18,785,000	$8,407,000	$1,060,000	$28,252,000

Results of Operations for the Three Months Ended December 31,
2015
	Optics	Contract Research	Biomedical	Total
Revenue	$6,214,000	$4,990,000	$-	$11,204,000
Gross profit	2,110,000	1,855,000	-	3,965,000
GM %	34%	37%	-	35%
SG&A	1,751,000	1,706,000	348,000	3,805,000
Gain on sale of assets	4,000	-	-	4,000
Operating income (loss)	363,000	149,000	(348,000)	164,000

Depreciation and amortization	228,000	80,000	17,000	325,000
Capital expenditures	565,000	7,000	31,000	603,000

Intangibles, net	644,000	256,000	297,000	1,197,000
Goodwill	1,155,000	4,939,000	-	6,094,000
Total assets	$16,506,000	$8,273,000	$857,000	$25,636,000

Consolidated revenue for the first quarter of fiscal year 2017, which ended December 31, 2016, was $9.1 million, a decrease of 18%, compared with revenue of $11.2 million for the quarter ended December 31, 2015.

The Optics segment revenue decreased $1.8 million, or 29%, for the three months ended December 31, 2016 compared with the same period in the prior year, primarily as a result of a one-time safety stock sale to a large U.K. customer in the first quarter of fiscal year 2016. The first quarter of fiscal year 2017 represented a more normalized shipping schedule for this customer. The devaluation in British currency also had an impact on revenue.

Contract Research segment revenues decreased approximately $0.3 million, or 5%, compared with the same period in the prior year, primarily as a result of fewer billable hours due to holiday and year end schedules. The lower research revenue was somewhat offset by increased commercial product revenue for items originally developed by the research teams. In the current quarter our commercial revenue included shipments of our CLYC scintillation crystals to Thermo Fisher Scientific for use in their RadEye SPRD-GN spectroscopic personal radiation detectors. The research backlog for the Contracts Research segment has increased slightly to approximately $31 million at December 31, 2016, of which approximately $9.0 million is currently funded and in process, compared to $30 million at September 30, 2016.

The Biomedical segment has no revenues as it is currently developing a hemostatic and sealant product to control bleeding in surgical applications based on Xcede’s innovative adhesive technology.

Cost of revenue for the first quarter of 2017 was 61%, or $5.6 million, a decrease of 22% compared with the 65%, or $7.2 million, for the quarter ended December 31, 2015. The $1.6 million decrease is primarily a result of lower revenues. As stated previously, cost as a percent of revenue improved by 4% as the Company continues to review and improve the components of its revenue and cost structures in most areas.

Gross profit for the three months ended December 31, 2016 was $3.5 million, or 39% of revenues, compared to $4.0 million, or 35% of revenues, for the three months ended December 31, 2015. Gross profit for the Optics segment increased by 2% to 36% of revenue, or $1.6 million, at December 31, 2016 compared to 34% of revenues for the quarter ended December 31, 2015, as a result of a focus within the segment to improve yields and pricing on certain products. Gross profit increased $0.1 million to 41% in the Contract Research segment compared to 37%, or $1.9 million, in the first quarter of 2016, as a result of the mix in business with an increase in the commercial product revenue portion of the contract research business.

The Biomedical segment, through Xcede, is developing a hemostatic tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses decreased to $3.4 million for the three months ended December 31, 2016 from $3.8 million for the same quarter in fiscal year 2016. Operating expenses for the Optics segment decreased $0.4 million due to all business units controlling spending within the quarter. Contract Research segment expenses remained close to the same level of spending in the first quarter of fiscal year 2017 as in the same period last year. Biomedical segment expenses increased slightly in the three months ended December 31, 2016, compared to the three months ended December 31, 2015.

As a result of the items discussed above, income from operations for the three months ended December 31, 2016 was $0.1 million compared to income from operations of $0.2 million for the same period in fiscal year 2016.

Net interest expense was approximately $0.1 million for the three months ended December 31, 2016 and 2015.

The provision for income taxes for the first quarter of 2017 was a benefit of $2.7 million. As a result of Xcede’s de-consolidation for Federal income tax reporting purposes, the Company will no longer be able to offset taxable income with Xcede’s net operating loss results or carryforwards. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets (NOLs), such as net operating losses, of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the quarter ending December 31, 2016. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a full valuation allowance against these deferred tax assets.

Net income for the three months ended December 31, 2016 was $2.8 million, or $0.17 in basic earnings per share, compared with income of approximately $0.1 million, or $0.01 in basic earnings per share for the quarter ended December 31, 2015.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of December 31, 2016 was $1.6 million, or approximately $1.0 million less than the net cash of $2.6 million at September 30, 2016.

As of December 31, 2016, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $1.7 million of senior debt borrowed under the $2.0 million fixed rate, five-year term note that was established in February 2016 with Middlesex Savings Bank and $0.8 million of subordinated debt owed to the Massachusetts Capital Resources Company.The Company has $4.0 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of December 31, 2016. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

On December 15, 2016, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2017. Such amendment also extended the maturity date from July 31, 2018 to July 31, 2019.

During the first quarter ended December 31, 2016, the Company’s Xcede subsidiary converted all of its approximately $5.5 million of convertible notes and accrued interest into 5,394,120 shares of Xcede Series A preferred stock (as more fully described in Note 3, “Xcede Technologies, Inc. Joint Venture”).

As of December 31, 2016, Xcede had $0.5 million of outstanding indebtedness, which consisted of a promissory note issued to Cook Biotech Inc. (“Cook”) in November 2016 and due on December 31, 2025. Xcede has agreed to use the proceeds from the note to fund its planned first in human trial for its hemostatic tissue sealant product. Also in November 2016, Dynasil agreed to invest $1.2 million in Xcede over the next two fiscal years to fund Xcede’s non-clinical operations. With the committed resources from the Company and Cook, Xcede’s management believes it has sufficient funding to complete its planned first in human trial, but it is continuing to seek various financing alternatives to fund further development activities and its pursuit of regulatory approval.

Cash From Operating Activities

In total, including the changes in accounts receivable, inventories, pre-paid expenses, accounts payable and accrued expenses, operating activities used cash of $0.6 million for the three months ended December 31, 2016. Approximately $0.3 million of the cash was used for inventory increases to ensure the proper supply of raw materials is available, the remaining $0.3 million was used due to the decrease in the year end accrued expenses and accounts payable.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.1 million for the purchase of property, plant, equipment and patents for the three months ended December 31, 2016.

Total outstanding bank debt as of December 31, 2016 decreased approximately $0.2 million to $2.6 million from $2.8 million at September 30, 2016. Net cash used from financing activities during the three months ended December 31, 2016 was approximately $0.2 million for the three months ended December 31, 2016 as a result of principal payments to both Middlesex Savings Bank and the Massachusetts Capital Resources Corporation.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2016. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended December 31, 2016 or 2015.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of intangible and indefinite-lived assets, during the three months ended December 31, 2016.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment and intangible assets subject to amortization. The Company evaluates long-lived and non-amortizable assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the three months ended December 31, 2016.

Allowance for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to fund Xcede, results of our pre-clinical and planned clinical trials, regulatory approvals, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of its resorbable hemostatic patch, clinical results of Xcede’s programs which may not support further development, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 21, 2016, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our management concluded that as of December 31, 2016, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6 Exhibits

10.01* Second Amendment to Loan and Security Agreement between the Company and Middlesex Savings Bank, dated December 2, 2016.

10.02* Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated December 31, 2016.

31.1(a)* Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)* Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

99.1* Press release, dated February 13, 2017 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2016.

101* The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016, (ii) Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED:	February 13, 2017
Peter Sulick,
Chief Executive Officer and President

/s/ Robert J. Bowdring	DATED:	February 13, 2017
Robert J. Bowdring,
Chief Financial Officer

