Form 10-Q
period 2017-03-31
DYNASIL CORP OF AMERICA
filed 2017-05-15
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 7, 2017 there were 17,011,352 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$2,299,000	$2,607,000
Accounts receivable, net of allowances of $166,000 and $171,000 at March 31, 2017 and September 30, 2016, respectively	3,325,000	3,502,000
Costs in excess of billings and unbilled receivables	880,000	1,208,000
Inventories, net of reserves	3,965,000	3,726,000
Prepaid expenses and other current assets	1,148,000	1,078,000
Total current assets	11,617,000	12,121,000

Property, Plant and Equipment, net	6,802,000	7,223,000

Other Assets
Intangibles, net	1,057,000	1,067,000
Deferred tax asset	2,649,000	-
Goodwill	5,838,000	5,898,000
Security deposits	13,000	60,000
Total other assets	9,557,000	7,025,000

Total Assets	$27,976,000	$26,369,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,979,000	$2,477,000
Capital lease obligations, current	100,000	105,000
Convertible notes	-	3,085,000
Accounts payable	1,205,000	1,627,000
Deferred revenue	99,000	238,000
Accrued expenses and other liabilities	2,335,000	2,955,000
Total current liabilities	5,718,000	10,487,000

Long-term Liabilities
Long-term debt, net of current portion and deferred financing costs	1,384,000	736,000
Capital lease obligations, net of current portion	123,000	173,000
Deferred tax liability	246,000	263,000
Other long-term liabilities	35,000	43,000
Total long-term liabilities	1,788,000	1,215,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31,	September 30,
	2017	2016
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,790,759 and 17,677,284 shares issued, 16,980,599 and and 16,867,124 shares outstanding at March 31, 2017 and September 30, 2016, respectively.	9,000	9,000
Additional paid in capital	21,178,000	20,128,000
Accumulated other comprehensive income (loss)	(929,000)	(699,000)
Accumulated deficit	(359,000)	(3,479,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	18,913,000	14,973,000
Noncontrolling interest	1,557,000	(306,000)
Total stockholders' equity	20,470,000	14,667,000

Total Liabilities and Stockholders' Equity	$27,976,000	$26,369,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue	$10,085,000	$11,296,000	$19,228,000	$22,493,000
Cost of revenue	6,297,000	7,218,000	11,915,000	14,451,000
Gross profit	3,788,000	4,078,000	7,313,000	8,042,000
Operating expenses:
Sales and marketing	328,000	343,000	593,000	678,000
Research and development	335,000	277,000	531,000	565,000
General and administrative	3,128,000	3,417,000	6,115,000	6,600,000
Gain on sale of assets	-	-	-	(4,000)

Total operating expenses	3,791,000	4,037,000	7,239,000	7,839,000
Income (loss) from operations	(3,000)	41,000	74,000	203,000
Interest expense, net	45,000	77,000	112,000	136,000
Income (loss) before taxes	(48,000)	(36,000)	(38,000)	67,000
Income tax (credit)	71,000	33,000	(2,658,000)	68,000
Net income (loss)	(119,000)	(69,000)	2,620,000	(1,000)
Less: Net loss attributable to noncontrolling interest	(64,000)	(38,000)	(133,000)	(76,000)
Net income (loss) attributable to common stockholders	$(55,000)	$(31,000)	$2,753,000	$75,000

Net income (loss)	$(119,000)	$(69,000)	$2,620,000	$(1,000)
Other comprehensive income (loss):
Foreign currency translation	65,000	(142,000)	(230,000)	(256,000)
Total comprehensive income (loss)	(54,000)	(211,000)	2,390,000	(257,000)
Less: comprehensive income (loss) attributable to noncontrolling interest	(64,000)	(38,000)	(133,000)	(76,000)
Total comprehensive income (loss) attributable to common stockholders	$10,000	$(173,000)	$2,523,000	$(181,000)

Basic net income (loss) per common share	$(0.00)	$(0.00)	$0.16	$0.00
Diluted net income (loss) per common share	$(0.00)	$(0.00)	$0.16	$0.00

Weighted average shares outstanding
Basic	16,886,628	16,636,950	16,847,679	16,594,074
Diluted	16,886,628	16,636,950	16,847,679	16,650,606

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended March 31, 2017			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2016	17,677,284	$9,000	$20,128,000	$(699,000)	$(3,479,000)	810,160	$(986,000)	$(306,000)	$14,667,000
Issuance of shares of common stock under employee stock purchase plan	7,810	-	8,000	-	-	-	-	-	8,000

Stock-based compensation costs	105,665	-	205,000	-	-	-	-	22,000	227,000

Stock options issued to settle liabilities	-	-	75,000	-	-	-	-	-	75,000

Recapitalization of Xcede	-	-	762,000	-	367,000	-	-	1,974,000	3,103,000

Foreign currency translation adjustment	-	-	-	(230,000)	-	-	-	-	(230,000)

Net income (loss)	-	-	-	-	2,753,000	-	-	(133,000)	2,620,000
Balance, March 31, 2017	17,790,759	$9,000	$21,178,000	$(929,000)	$(359,000)	810,160	$(986,000)	$1,557,000	$20,470,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,620,000	$(1,000)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	227,000	262,000
Foreign exchange loss (gain)	47,000	61,000
Depreciation and amortization	624,000	652,000
Deferred income taxes	(2,655,000)	19,000
Provision for inventory reserves	23,000	12,000
Other	231,000	84,000
Other changes in assets and liabilities:
Accounts receivable, net	152,000	(1,551,000)
Inventories	(332,000)	(1,063,000)
Costs in excess of billings and unbilled receivables	328,000	81,000
Prepaid expenses and other assets	263,000	(150,000)
Accounts payable	(410,000)	796,000
Accrued expenses and other liabilities	(542,000)	204,000
Deferred revenue	(140,000)	127,000
Net cash from operating activities	436,000	(467,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(228,000)	(931,000)
Purchase of intangibles	(64,000)	(51,000)
Net cash from investing activities	(292,000)	(982,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,000	7,000
Net proceeds from issuance of convertible notes	-	390,000
Principal payments on capital leases	(55,000)	(69,000)
Proceeds from (payments of) line of credit, net	-	735,000
Proceeds from (payments of) bank and subordinated debt, net	(354,000)	(76,000)
Net cash from financing activities	(401,000)	987,000

Effect of exchange rates on cash and cash equivalents	(51,000)	(19,000)

Net change in cash and cash equivalents	(308,000)	(481,000)

Cash and cash equivalents, beginning	$2,607,000	$1,295,000
Cash and cash equivalents, ending	$2,299,000	$814,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$-	$134,000
Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	(3,103,000)	-
Subsidiary stock options issued to settle liabilities	75,000	-
Subsidiary debt issued to fund research activities	500,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2017, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2017 and 2016, changes in stockholders’ equity for the six months ended March 31, 2017 and cash flows for the six months ended March 31, 2017 and 2016 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of March 31, 2017, Dynasil Biomedical owned 60% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 60% ownership includes preferred stock with a liquidation preference, and as a result, for reporting purposes only, common stock ownership is used in the allocation of noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2017, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. The Company is evaluating the recently issued guidance on practical expedients in order to select a transition method. The Company is also assessing the impact that ASU 2014-09 will have on its consolidated financial statements and disclosures. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard.

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

Note 3 – Xcede Technologies, Inc. Joint Venture

In October 2013, the Company, through its subsidiary Dynasil Biomedical (“DBM”), formed Xcede, a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its hemostatic tissue sealant technology, which formerly comprised the majority of its expense within the biomedical segment.

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

In November 2016, Dynasil committed to invest $1.2 million of cash into Xcede over the following 18 months in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.6 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $1.9 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $1.9 million, approximately $1.6 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of March 31, 2017, the liquidation value of the Series B Preferred would be approximately $0.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of March 31, 2017, DBM owned approximately 60% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

As previously disclosed, in January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“Cook”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s resorbable hemostatic patch (“Xcede’s Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook, in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede will recognize research and development expense as the related services are performed by Cook. There was approximately $167,000 of research and development expense recognized during the three months ended March 31, 2017 and approximately $205,000 recognized during the six months ended March 31, 2017.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	March 31,	September 30,
	2017	2016
Raw Materials	$2,129,000	$1,938,000
Work-in-Process	665,000	834,000
Finished Goods	1,171,000	954,000
	$3,965,000	$3,726,000

Note 5 – Intangible Assets

Intangible assets at March 31, 2017 and September 30, 2016 consist of the following:

	Useful	Gross	Accumulated
March 31, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$691,000	$487,000	$204,000
Know How	15	512,000	299,000	213,000
Trade Names	Indefinite	261,000	-	261,000
Patents	20	389,000	10,000	379,000
Biomedical Technologies	5	260,000	260,000	-
		$2,113,000	$1,056,000	$1,057,000

	Useful	Gross	Accumulated
September 30, 2016	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$718,000	$473,000	$245,000
Know How	15	512,000	282,000	230,000
Trade Names	Indefinite	272,000	-	272,000
Patents	20	326,000	6,000	320,000
Biomedical Technologies	5	260,000	260,000	-
		$2,088,000	$1,021,000	$1,067,000

Amortization expense for the three months ended March 31, 2017 and 2016 was $26,000 and $43,000, respectively. Amortization expense for the six months ended March 31, 2017 and 2016 was $52,000 and $86,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2017 (6 months)	2018	2019	2020	2021	Thereafter	Total
Acquired Customer Base	$40,000	$80,000	$84,000	$-	$-	$-	$204,000
Know How	17,000	34,000	34,000	34,000	34,000	60,000	213,000
Patents	4,000	9,000	9,000	9,000	9,000	80,000	120,000
	$61,000	$123,000	$127,000	$43,000	$43,000	$140,000	$537,000

As of March 31, 2017, Xcede had $259,000 in patents that have not been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of the long-lived assets, aside from current additions and foreign exchange rate fluctuations, during the six months ended March 31, 2017.

Note 6 – Goodwill

Goodwill is subject to an annual impairment test. The Company considers many factors which may indicate the requirement to perform additional, interim impairment tests. These include:

•	A significant adverse long term outlook for any of its industries holding goodwill;
•	An adverse finding or rejection from a regulatory body involved in new product regulatory approvals;
•	Failure of an anticipated commercialization of a product or product line;
•	Unanticipated competition or the introduction of a disruptive technology;
•	The testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 of a significant asset group within a reporting unit;
•	A loss of key personnel; and
•	An expectation that a reporting unit carrying goodwill, or a significant portion of a reporting unit, will be sold or otherwise disposed of.

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the three and six months ended March 31, 2017.

Note 7 – Debt

Senior Debt

On May 1, 2017, the Company received a commitment letter from Middlesex Savings Bank to extend the existing Bank Loan Agreement between the Company and Middlesex Savings Bank through May 2020. This agreement is expected to be finalized in May 2017. Additionally, the new agreement between the two organizations will include an annual $1.0 million equipment line of credit in which the outstanding balance will be converted into a five year term note on the one year anniversary. The existing loan agreement was also amended on December 2, 2016 to permit the Company to invest up to $1.2 million in its Xcede Technologies subsidiary during the period from the quarter ended December 31, 2016 through the quarter ending September 30, 2018.

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

For purposes of computing diluted earnings per share for the six months ended March 31, 2017 and 2016, no common stock options were included in the calculation of dilutive shares as all of the 196,769 and 123,147 common stock options outstanding, respectively, had exercise prices above the applicable quarterly average market price per share and their inclusion would be anti-dilutive. For the six months ended March 31, 2017, 70,000 shares of restricted common stock were excluded from the calculation of dilutive shares, as the effect of their inclusion would be anti-dilutive. For the six months ended March 31, 2016, 56,532 shares of common stock related to restricted stock were included in the denominator used to calculate diluted earnings per share. Additionally, for the three months ended March 31, 2017 and 2016, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Weighted average shares outstanding
Basic	16,886,628	16,636,950
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	-
Dilutive Average Shares Outstanding	16,886,628	16,636,950

The computation of the weighted shares outstanding for the six months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Weighted average shares outstanding
Basic	16,847,679	16,594,074
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	56,532
Dilutive Average Shares Outstanding	16,847,679	16,650,606

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

Stock compensation expense for the three and six months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	March 31, 2017	March 31, 2016
Stock Grants	$84,000	$102,000
Restricted Stock Grants	13,000	11,000
Option Grants	13,000	10,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	28,000	19,000
Total	$139,000	$143,000

	Six Months Ended	Six Months Ended
Stock Compensation Expense	March 31, 2017	March 31, 2016
Stock Grants	$123,000	$185,000
Restricted Stock Grants	26,000	19,000
Option Grants	25,000	17,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	52,000	40,000
Total	$227,000	$262,000

At March 31, 2017, there was approximately $160,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of fourteen months.

Restricted Stock Grants

A summary of restricted stock activity for the six months ended March 31, 2017 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2017	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2016	100,000	$1.73

Granted	-	-
Vested	(30,000)	1.73
Cancelled	-	-
Nonvested and expected to vest at March 31, 2017	70,000	$1.73

Stock Option Grants

The weighted average assumptions used in the Black-Scholes option pricing model for the stock option grant during the six months ended March 31, 2017 were as follows:

Six Months Ended March 31, 2017
Expected term in years	3 years
Risk-free interest rate	1.48%
Expected volatility	69.57%
Expected dividend yield	0.00%

A summary of stock option activity for the six months ended March 31, 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2016	123,147	$2.30	1.69
Outstanding and exercisable at September 30, 2016	123,147	$2.30	1.69
Granted	95,602	1.80	2.84
Exercised	-	-
Cancelled	(21,980)	3.03
Balance at March 31, 2017	196,769	$1.98	2.14
Outstanding and exercisable at March 31, 2017	196,769	$1.98	2.14

Subsidiary Stock Option Grants

During the six months ended March 31, 2017, 810,500 Xcede stock options were granted at an exercise price of $1.00 per share. Of the stock options granted, 228,000 options were given to satisfy deferred compensation in the amount of $75,000 and vested immediately. The remaining 582,500 stock options granted during the six months ended March 31, 2017 vest over the next three years and expire ten years from the grant date. These options were valued using the Black-Scholes option pricing model and the assumptions for that were as follows:

Expected term in years	10 years
Risk-free interest rate	2.42%
Expected volatility	83.11%
Expected dividend yield	0.00%

A summary of Xcede stock option activity for the six months ended March 31, 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2016	613,653	$1.00	8.35
Outstanding and exercisable at September 30, 2016	320,586	1.00	8.01
Granted	810,500	1.00
Exercised	-	-
Cancelled	(48,197)	1.00
Balance at March 31, 2017	1,375,956	1.00	9.22
Outstanding and exercisable at March 31, 2017	730,694	$1.00	8.62

At March 31, 2017, the Company’s Xcede joint venture had $202,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of twelve months.

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

The Company’s segment information for the three months ended March 31, 2017 and 2016 is summarized below:

Results of Operations for the Three Months Ended March 31,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$5,281,000	$4,804,000	$-	$10,085,000
Gross profit	1,913,000	1,875,000	-	3,788,000
GM %	36%	39%	-	38%
SG&A	1,597,000	1,802,000	392,000	3,791,000
Operating income (loss)	316,000	73,000	(392,000)	(3,000)

Depreciation and amortization	237,000	73,000	3,000	313,000
Capital expenditures	103,000	34,000	44,000	181,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

Results of Operations for the Three Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$6,428,000	$4,868,000	$-	$11,296,000
Gross profit	2,208,000	1,870,000	-	4,078,000
GM %	34%	38%	-	36%
SG&A	1,882,000	1,800,000	355,000	4,037,000
Operating income (loss)	326,000	70,000	(355,000)	41,000

Depreciation and amortization	225,000	85,000	17,000	327,000
Capital expenditures	329,000	30,000	20,000	379,000

Intangibles, net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total assets	$17,653,000	$8,502,000	$571,000	$26,726,000

The Company’s segment information for the six months ended March 31, 2017 and 2016 is summarized below:

Results of Operations for the Six Months Ended March 31,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$9,686,000	$9,542,000	$-	$19,228,000
Gross profit	3,487,000	3,826,000	-	7,313,000
GM %	36%	40%	-	38%
SG&A	2,924,000	3,542,000	773,000	7,239,000
Gain on sale of assets	-	-	-	-
Operating income (loss)	563,000	284,000	(773,000)	74,000

Depreciation and amortization	471,000	147,000	6,000	624,000
Capital expenditures	194,000	34,000	64,000	292,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

Results of Operations for the Six Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$12,635,000	$9,858,000	$-	$22,493,000
Gross profit	4,318,000	3,724,000	-	8,042,000
GM %	34%	38%	-	36%
SG&A	3,634,000	3,506,000	703,000	7,843,000
Gain on sale of assets	4,000	-	-	4,000
Operating income (loss)	688,000	218,000	(703,000)	203,000

Depreciation and amortization	454,000	164,000	34,000	652,000
Capital expenditures	894,000	37,000	51,000	982,000

Intangibles, net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total assets	$17,653,000	$8,502,000	$571,000	$26,726,000

Customer Financial Information

For the three and six months ended March 31, 2017, no customer in the Optics segment represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2016, one customer in the Optics segment represented more than 10% of the total segment revenue.

For the three and six months ended March 31, 2017, three customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2016, three and five customers, respectively, of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended March 31, 2017 and 2016, these customers made up 59% and 57%, respectively, of Contract Research revenue. For the six months ended March 31, 2017 and 2016, these customers made up 60% and 77%, respectively, of Contract Research revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,931,000	79%	$8,226,000	73%
Europe	1,212,000	12%	2,452,000	22%
Other	942,000	9%	618,000	5%
	$10,085,000	100%	$11,296,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2016 and 2015 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$15,120,000	79%	$16,455,000	73%
Europe	2,299,000	12%	4,493,000	20%
Other	1,809,000	9%	1,545,000	7%
	$19,228,000	100%	$22,493,000	100%

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

As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company will no longer be able to offset taxable income with Xcede’s current or cumulative net operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the six months ended March 31, 2017. Going forward, as the Company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a valuation allowance against these deferred tax assets.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of March 31, 2017 and September 30, 2016, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of March 31, 2017 and September 30, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were (148%) and (92%) for the three months ended March 31, 2017 and 2016, respectively.  The results for the six months ended March 31, 2017 resulted in an overall effective rate of 6,995% mainly driven by the tax benefit of $2.7 million recorded for the release of the valuation allowance. The effective tax rates excluding the impact of the valuation allowance were (437%) and 101% for the six months ended March 31, 2017 and 2016, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against certain U.S. deferred tax assets of the Company.

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

General Business Overview

Operations

Consolidated revenue for the quarter ended March 31, 2017 was $10.1 million, compared to revenue of $11.3 million for the second quarter of fiscal year 2016. This 11% decrease in revenue was largely attributable to a $1.1 million decrease in the Optics segment, which was primarily the result of initial system orders and a safety stock order to a large U.K. customer shipped in both the first and second quarters of fiscal year 2016. The second quarter of fiscal year 2017 represents a more normalized shipping schedule for the U.K. customer.

Cost of revenue for the second quarter of 2017 was $6.3 million or 62% of revenue, a decrease of 13% compared to $7.2 million or 64% of revenue for the quarter ended March 31, 2016. The $0.9 million decrease was primarily the result of the lower revenue within the current quarter ended March 31, 2017. Cost as a percent of revenue improved by 2% as the Company continues to improve the components of its revenue and cost structures.

Total operating expenses were $3.8 million for the three month period ended March 31, 2017 as compared to $4.0 million for the same period in fiscal year 2016. Expenses within the second quarter of 2017 were curtailed to be more in line with the reduced revenue in fiscal year 2017.

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”). Xcede incurred $0.4 million in research expenses in each of the second quarters of fiscal years 2017 and 2016 as Xcede continues to develop its hemostatic tissue sealant technology. We expect Xcede will incur similar or increasing amounts of expenses in each quarter in fiscal year 2017 as it continues its development activities. In November 2016, the Company entered into an agreement with Xcede pursuant to which the Company agreed to invest up to $1.2 million of cash into Xcede over the following 18 months in exchange for shares of Series B convertible preferred stock of Xcede, As of March 31, 2017, the Company had invested $300,000 of such amount in Xcede. See Note 3, "Xcede Technologies, Inc. Joint Venture" in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a full description of the Company’s equity holdings in Xcede. We expect Xcede will continue to need additional external investor funding in order to pursue clinical trials and regulatory approvals of its tissue sealant technology.

Income (loss) from operations for both the quarters ended March 31, 2017 and 2016 was approximately breakeven.

Net income (loss) attributable to common stockholders was approximately ($0.1) million or ($0.00) per share for the quarter ended March 31, 2017 and approximately breakeven or ($0.00) per share for the quarter ended March 31, 2016.

Results of Operations

Results of Operations for the Three Months Ended March 31,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$5,281,000	$4,804,000	$-	$10,085,000
Gross profit	1,913,000	1,875,000	-	3,788,000
GM %	36%	39%	-	38%
SG&A	1,597,000	1,802,000	392,000	3,791,000
Operating income (loss)	316,000	73,000	(392,000)	(3,000)

Depreciation and amortization	237,000	73,000	3,000	313,000
Capital expenditures	103,000	34,000	44,000	181,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

Results of Operations for the Three Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$6,428,000	$4,868,000	$-	$11,296,000
Gross profit	2,208,000	1,870,000	-	4,078,000
GM %	34%	38%	-	36%
SG&A	1,882,000	1,800,000	355,000	4,037,000
Operating income (loss)	326,000	70,000	(355,000)	41,000

Depreciation and amortization	225,000	85,000	17,000	327,000
Capital expenditures	329,000	30,000	20,000	379,000

Intangibles, net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total assets	$17,653,000	$8,502,000	$571,000	$26,726,000

Consolidated revenue for the quarter ended March 31, 2017 was $10.1 million, compared to revenue of $11.3 million for the second quarter of fiscal year 2016.

The Optics segment revenue decreased $1.1 million, or 18%, for the three months ended March 31, 2017 compared with the same period in the prior year, primarily as a result of initial system orders and a safety stock sale to a large U.K. customer in the first and second quarters of fiscal year 2016. The second quarter of fiscal year 2017 represented a more normalized shipping schedule for this customer. The devaluation in British currency following the June 2016 Brexit vote also had a negative impact on revenue year over year.

Contract Research segment revenue in the quarter ended March 31, 2017 was essentially equal to that of the same three month period in 2016. In the current quarter, the lower research revenue was somewhat offset by increased commercial product revenue for items originally developed by the research teams. In the current quarter, our commercial revenue included shipments of our CLYC scintillation crystals to Thermo Fisher Scientific for use in their RadEye SPRD-GN spectroscopic personal radiation detectors. We are continuing to see funding delays for awarded projects, partially as the result of the federal government’s transition to a new presidential administration, as well as government budget pressures on spending. The research backlog for the Contracts Research segment remains strong at approximately $31.0 million at March 31, 2017, as compared to $30.0 million at September 30, 2016.

The Biomedical segment has no revenues as it is currently developing a hemostatic and sealant product to control bleeding in surgical applications based on Xcede’s innovative adhesive technology.

Gross profit for the three months ended March 31, 2017 was $3.8 million, or 38% of revenues, compared to $4.1 million, or 36% of revenues, for the three months ended March 31, 2016. Gross profit for the Optics segment decreased to $1.9 million at March 31, 2017, compared to $2.2 million for the quarter ended March 31, 2016, as a result of the decrease in revenue. Gross profit as a percent of sales in the Optics segment, however, increased to 36%, as compared to 34% in the same quarter in fiscal year 2016, as a result of a focus within the segment to improve yields and pricing on certain products. Gross profit increased to 39% in the Contract Research segment compared to 38% in the second quarter of 2016, as a result of the mix in business with an increase in the commercial product revenue portion of the contract research business.

The Biomedical segment, through Xcede, is developing a hemostatic tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses decreased to $3.8 million for the three months ended March 31, 2017 from $4.0 million for the same quarter in fiscal year 2016. Operating expenses for the Optics segment decreased $0.3 million due to the controlled spending within the quarter. Contract Research segment expenses remained at the same $1.8 million level of spending in the second quarter of fiscal year 2017, as compared to the same period last year. Biomedical segment expenses were essentially the same in the three months ended March 31, 2017 and 2016.

As a result of the factors discussed above, income (loss) from operations was essentially breakeven in both the quarters ended March 31, 2017 and 2016.

Net interest expense was reduced to less than $0.1 million for the three months ended March 31, 2017 from the $0.1 million incurred in the same period in 2016.

Net income (loss) attributable to common stockholders was approximately ($0.1) million or ($0.00) per share for the quarter ended March 31, 2017 and approximately breakeven or ($0.00) per share for the quarter ended March 31, 2016.

Results of Operations – Year to Date

Results of Operations for the Six Months Ended March 31,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$9,686,000	$9,542,000	$-	$19,228,000
Gross profit	3,487,000	3,826,000	-	7,313,000
GM %	36%	40%	-	38%
SG&A	2,924,000	3,542,000	773,000	7,239,000
Gain on sale of assets	-	-	-	-
Operating income (loss)	563,000	284,000	(773,000)	74,000

Depreciation and amortization	471,000	147,000	6,000	624,000
Capital expenditures	194,000	34,000	64,000	292,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

Results of Operations for the Six Months Ended March 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$12,635,000	$9,858,000	$-	$22,493,000
Gross profit	4,318,000	3,724,000	-	8,042,000
GM %	34%	38%	-	36%
SG&A	3,634,000	3,506,000	703,000	7,843,000
Gain on sale of assets	4,000	-	-	4,000
Operating income (loss)	688,000	218,000	(703,000)	203,000

Depreciation and amortization	454,000	164,000	34,000	652,000
Capital expenditures	894,000	37,000	51,000	982,000

Intangibles, net	608,000	247,000	301,000	1,156,000
Goodwill	1,109,000	4,939,000	-	6,048,000
Total assets	$17,653,000	$8,502,000	$571,000	$26,726,000

Revenue for the six months ended March 31, 2017 decreased $3.3 million, or 15%, to $19.2 million, as compared to $22.5 million for the six months ended March 31, 2016.

Optics segment revenue decreased $2.9 million, or 23%, for the six months ended March 31, 2017, compared with the same period in the prior year. The majority of this decrease was the result of initial system orders and a safety stock order to a large U.K. customer shipped in both the first and second quarters of fiscal year 2016. Year to date fiscal year 2017 represents a more normalized shipping schedule for this customer.

Revenue from our Contract Research segment decreased $0.3 million, or 3%, for the six months ended March 31, 2017 as compared to the same period in 2016, primarily due to one contract for the delivery of high speed cameras that occurred in the prior year. Contract revenue is down quarter over quarter but most of the decrease has been offset by increased product shipments of our CLYC crystal. Management expects continuing government budget pressures on spending and delays in funding subsequent to the granting of awards to add increased variability to the timing of revenues.

The Biomedical segment had no revenue in either the six months ended March 31, 2017 or 2016.

Gross profit for the six months ended March 31, 2017 was $7.3 million, or 38% of sales, compared to $8.0 million, or 36% of sales for the six months ended March 31, 2016.

Gross profit for the Optics segment decreased approximately $0.8 million to $3.5 million for the six months ended March 31, 2017, compared to the gross profit for the same period in fiscal year 2016, primarily as a result of the decrease in revenues in the first six months of fiscal 2017 versus the same period in 2016. The Optic's segment’s gross margin as a percent of revenue increased to 36% from 34% year over year due to continued cost and sales price improvements and product mix.

Gross profit for the Contract Research segment increased $0.1 million to $3.8 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, primarily as a result of the higher product sales in 2017 compared to 2016. The Contract Research segment gross profit as a percent of revenue was 40% for the six months ended March 31, 2017 as compared to 38% for the same period in the prior year, again, due to the increased product sales.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses decreased $0.6 million to $7.2 million for the six months ended March 31, 2017, as compared to the total operating expenses of $7.8 million in the six months ended March 31, 2016. This decrease was largely due to the efforts of the Company’s business unit managers to keep spending down in light of the lower revenues in 2017 compared to 2016.

Income (loss) from operations for the six months ended March 31, 2017 was $0.1 million compared to income from operations of $0.2 million for the prior year comparable period. The decrease in income of $0.1 million is primarily a result of the lower revenues year over year. The Contract Research segment had a slight increase in income from operations for the six months ended March 31, 2017, compared to the same period in the prior year.

Net interest expense for both the six month periods ended March 31, 2017 and 2016 was $0.1 million.

The provision for income taxes for the first quarter of 2017 was a benefit of $2.7 million. As a result of Xcede’s de-consolidation for Federal income tax reporting purposes, the Company will no longer be able to offset taxable income with Xcede’s net operating loss results or carryforwards. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets (NOLs), such as net operating losses, of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the six months ended March 31, 2017. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a full valuation allowance against these deferred tax assets.

Net income attributable to common stockholders for the six months ended March 31, 2017 was $2.8 million or $0.16 basic earnings per share, compared to net income of $0.1 million or $0.00 per share for the six months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of March 31, 2017 was $2.3 million, or approximately $0.3 million less than the net cash of $2.6 million at September 30, 2016.

As of March 31, 2017, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $1.6 million of senior debt borrowed under the $2.0 million fixed rate, five-year term note that was established in February 2016 with Middlesex Savings Bank and $0.8 million of subordinated debt owed to the Massachusetts Capital Resources Company. The Company had $4.0 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of March 31, 2017. On May 1, 2017, the Company received a commitment letter from Middlesex Savings Bank to extend the existing Bank Loan Agreement between the Company and Middlesex Savings Bank through May 2020. This agreement is expected to be finalized in May 2017. Additionally, the new agreement between the two organizations will include a $1.0 million equipment line of credit in which the outstanding balance will be converted into a five year term note on the one year anniversary. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

On December 15, 2016, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2017. Such amendment also extended the maturity date from July 31, 2018 to July 31, 2019.

During the quarter ended December 31, 2016, the Company’s Xcede subsidiary converted all of its approximately $5.5 million of convertible notes and accrued interest into 5,394,120 shares of Xcede Series A preferred stock (as more fully described in Note 3, “Xcede Technologies, Inc. Joint Venture”).

As of March 31, 2017, Xcede had $0.5 million of outstanding indebtedness, which consisted of a promissory note issued to Cook Biotech Inc. (“Cook”) in November 2016 and due on December 31, 2025. Xcede has agreed to use the proceeds from the note to fund its planned first in human trial for its hemostatic tissue sealant product. Also in November 2016, Dynasil agreed to invest $1.2 million in Xcede over the next two fiscal years to fund Xcede’s non-clinical operations, of which $300,000 has been paid as of March 31, 2017. With the committed resources from the Company and Cook, Xcede’s management believes it has sufficient funding to complete its planned first in human trial, but it is continuing to seek various financing alternatives to fund further development activities and its pursuit of regulatory approval.

Cash From Operating Activities

In total, including the changes in inventories, accounts payable and accrued expenses, operating activities used cash of $0.3 million for the six months ended March 31, 2017. This amount was offset by decreases in accounts receivable and prepaid items resulting in $0.4 million of cash being generated during the first six months of 2017.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.3 million for the purchase of property, plant, equipment and patents for the six months ended March 31, 2017.

Total outstanding bank debt as of March 31, 2017 decreased approximately $0.3 million to $2.6 million from $2.9 million at September 30, 2016. Net cash used in financing activities was approximately $0.4 million for the six months ended March 31, 2017 as a result of principal payments to both Middlesex Savings Bank and the Massachusetts Capital Resources Corporation.

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

Goodwill

Goodwill is subject to an annual impairment test. We consider many factors which may indicate the requirement to perform additional, interim impairment tests. These include:

•	A significant adverse long term outlook for any of our industries that include goodwill;
•	An adverse finding or rejection from a regulatory body involved in new product regulatory approvals;
•	Failure of an anticipated commercialization product line;
•	Unanticipated competition or a disruptive technology introduction;
•	The testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 of a significant asset group within a reporting unit;
•	A loss of key personnel; and
•	An expectation that a reporting unit carrying goodwill, or a significant portion of a reporting unit, will be sold or otherwise disposed of.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended March 31, 2017 or 2016.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets, aside from foreign exchange rate fluctuations and current additions, during the six months ended March 31, 2017.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of long-lived assets, aside from foreign exchange rate fluctuations and current additions, during the six months ended March 31, 2017.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, the success of efforts to fund Xcede, results of our pre-clinical and planned clinical trials, regulatory approvals, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, governmental budgetary and funding matters and our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of its resorbable hemostatic patch, clinical results of Xcede’s programs which may not support further development, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from governmental customers, changing priorities or reductions in governmental spending, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 21, 2016, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our management concluded that as of March 31, 2017, these disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6 Exhibits

10.01 Second Amendment to Loan and Security Agreement between the Company and Middlesex Savings Bank, dated December 2, 2016, filed as Exhibit 10.1 to Form 10-Q filed on February 13, 2017 and incorporated herein by reference.

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

99.1* Press release, dated May 15, 2017 issued by the Company announcing its financial results for the quarter ended March 31, 2017.

101* The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED:	May 15, 2017
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED:	May 15, 2017
Robert J. Bowdring,
Chief Financial Officer