Form 10-Q
period 2017-06-30
DYNASIL CORP OF AMERICA
filed 2017-08-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 001-35011

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2017 there were 17,063,507 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$1,790,000	$2,607,000
Accounts receivable, net of allowances of $187,000 and $171,000 at June 30, 2017 and September 30, 2016, respectively	3,404,000	3,502,000
Costs in excess of billings and unbilled receivables	1,183,000	1,208,000
Inventories, net of reserves	4,117,000	3,726,000
Prepaid expenses and other current assets	1,133,000	1,078,000
Total current assets	11,627,000	12,121,000

Property, Plant and Equipment, net	6,815,000	7,223,000

Other Assets
Intangibles, net	1,067,000	1,067,000
Deferred tax asset	2,766,000	-
Goodwill	5,894,000	5,898,000
Security deposits	13,000	60,000
Total other assets	9,740,000	7,025,000

Total Assets	$28,182,000	$26,369,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,994,000	$2,477,000
Capital lease obligations, current	96,000	105,000
Convertible notes	-	3,085,000
Accounts payable	1,426,000	1,627,000
Deferred revenue	109,000	238,000
Accrued expenses and other liabilities	2,392,000	2,955,000
Total current liabilities	6,017,000	10,487,000

Long-term Liabilities
Long-term debt, net of current portion	1,182,000	736,000
Capital lease obligations, net of current portion	102,000	173,000
Deferred tax liability, net	253,000	263,000
Other long-term liabilities	37,000	43,000
Total long-term liabilities	1,574,000	1,215,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	June 30,	September 30,
	2017	2016
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,842,164 and 17,677,284 shares issued, 17,032,004 and and 16,867,124 shares outstanding at June 30, 2017 and September 30, 2016, respectively.	9,000	9,000
Additional paid in capital	21,294,000	20,128,000
Accumulated other comprehensive income (loss)	(717,000)	(699,000)
Accumulated deficit	(507,000)	(3,479,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	19,093,000	14,973,000
Noncontrolling interest	1,498,000	(306,000)
Total stockholders' equity	20,591,000	14,667,000

Total Liabilities and Stockholders' Equity	$28,182,000	$26,369,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$8,836,000	$10,406,000	$28,065,000	$32,899,000
Cost of revenue	5,472,000	6,479,000	17,386,000	20,930,000
Gross profit	3,364,000	3,927,000	10,679,000	11,969,000
Operating expenses:
Sales and marketing	255,000	246,000	848,000	923,000
Research and development	176,000	196,000	707,000	761,000
General and administrative	3,205,000	3,159,000	9,321,000	9,759,000
(Gain) loss on sale of assets	-	-	-	(4,000)

Total operating expenses	3,636,000	3,601,000	10,876,000	11,439,000
Income (loss) from operations	(272,000)	326,000	(197,000)	530,000
Interest expense, net	53,000	78,000	164,000	215,000
Income (loss) before taxes	(325,000)	248,000	(361,000)	315,000
Income tax (credit)	(111,000)	32,000	(2,769,000)	101,000
Net income (loss)	(214,000)	216,000	2,408,000	214,000
Less: Net loss attributable to noncontrolling interest	(64,000)	(42,000)	(197,000)	(118,000)
Net income (loss) attributable to common stockholders	$(150,000)	$258,000	$2,605,000	$332,000

Net income (loss)	$(214,000)	$216,000	$2,408,000	$214,000
Other comprehensive income (loss):
Foreign currency translation	212,000	(417,000)	(18,000)	(673,000)
Total comprehensive income (loss)	(2,000)	(201,000)	2,390,000	(459,000)
Less: comprehensive income (loss) attributable to noncontrolling interest	(64,000)	(42,000)	(197,000)	(118,000)

Total comprehensive income (loss) attributable to common stockholders	$62,000	$(159,000)	$2,587,000	$(341,000)

Basic net income (loss) per common share	$(0.01)	$0.02	$0.15	$0.02
Diluted net income (loss) per common share	$(0.01)	$0.02	$0.15	$0.02

Weighted average shares outstanding
Basic	16,945,744	16,698,205	16,879,864	16,628,279
Diluted	16,945,744	16,701,737	16,879,864	16,671,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended June 30, 2017

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2016	17,677,284	$9,000	$20,128,000	$(699,000)	$(3,479,000)	810,160	$(986,000)	$(306,000)	$14,667,000
Issuance of shares of common stock under employee stock purchase plan	12,212	-	13,000	-	-	-	-	-	13,000

Stock-based compensation costs	152,668	-	316,000	-	-	-	-	27,000	343,000

Stock options issued to settle liabilities	-	-	75,000	-	-	-	-	-	75,000

Recapitalization of Xcede	-	-	762,000	-	367,000	-	-	1,974,000	3,103,000

Foreign currency translation adjustment	-	-	-	(18,000)	-	-	-	-	(18,000)

Net income (loss)	-	-	-	-	2,605,000	-	-	(197,000)	2,408,000
Balance, June 30, 2017	17,842,164	$9,000	$21,294,000	$(717,000)	$(507,000)	810,160	$(986,000)	$1,498,000	$20,591,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,408,000	$214,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	343,000	592,000
Foreign exchange loss (gain)	11,000	164,000
Depreciation and amortization	926,000	939,000
Deferred income taxes	(2,775,000)	29,000
Non-cash R&D services	238,000	-
Other	68,000	131,000
Other changes in assets and liabilities:
Accounts receivable, net	74,000	(1,760,000)
Inventories	(408,000)	(1,090,000)
Costs in excess of billings and unbilled receivables	25,000	268,000
Prepaid expenses and other assets	188,000	(92,000)
Accounts payable	(197,000)	(74,000)
Accrued expenses and other liabilities	(480,000)	157,000
Deferred revenue	(129,000)	119,000
Net cash from operating activities	292,000	(403,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(455,000)	(1,267,000)
Purchase of intangibles	(78,000)	(75,000)
Net cash from investing activities	(533,000)	(1,342,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,000	11,000
Net proceeds from issuance of convertible notes	-	390,000
Principal payments on capital leases	(80,000)	(101,000)
Proceeds from (payments of) line of credit, net	-	649,000
Proceeds from (payments of) bank and subordinated debt, net	(490,000)	(186,000)
Net cash from financing activities	(557,000)	763,000

Effect of exchange rates on cash and cash equivalents	(19,000)	(81,000)

Net change in cash and cash equivalents	(817,000)	(1,063,000)

Cash and cash equivalents, beginning	$2,607,000	$1,295,000
Cash and cash equivalents, ending	$1,790,000	$232,000

Supplemental disclosures of cash flow information:
Non cash activities:
Assets purchased under capital leases	$-	$240,000
Tax payments (refunds)	-	(64,000)
Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	(3,103,000)	-
Subsidiary stock options issued to settle liabilities	75,000	-
Subsidiary debt issued to fund research activities	500,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2017, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2017 and 2016, changes in stockholders’ equity for the nine months ended June 30, 2017 and cash flows for the nine months ended June 30, 2017 and 2016 of Dynasil Corporation of America and subsidiaries (“Dynasil” or the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between the Company’s fully-owned subsidiary Dynasil Biomedical Corp. and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of June 30, 2017, Dynasil Biomedical owned 61% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 61% ownership includes preferred stock with a liquidation preference, and as a result, for reporting purposes only, common stock ownership is used in the allocation of noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented, have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2017, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11 which is a two-part update. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity. The ASU becomes effective for the Company fiscal year 2020. Early adoption is permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. In May 2017, the FASB issued ASU 2017-10 which provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year, at the time the Company adopts Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB issued ASU No. 2017-09 which was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, “Compensation – Stock Compensation” to changes in the terms and conditions of a share-based payment award. This update is required beginning with the Company’s 2019 fiscal year and should be applied prospectively to award modifications after the effective date. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. The Company is evaluating the recently issued guidance on practical expedients in order to select a transition method. The Company is also assessing the impact that ASU 2014-09 will have on its consolidated financial statements and disclosures. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard.

Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15 which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for the Company’s annual reporting for fiscal year 2017, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements and plans to adopt it in the fourth quarter of fiscal year 2017.

Business Combinations (Topic 805): Clarifying the Definition of a Business: In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company beginning October 1, 2018. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment. This new guidance is effective for the Company beginning in fiscal year 2021. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In November 2016, Dynasil committed to invest $1.2 million of cash into Xcede over the following 18 months, of which $0.5 million has been invested as of June 30, 2017 in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.6 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $1.9 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $1.9 million, approximately $1.6 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of June 30, 2017, the liquidation value of the Series B Preferred would be approximately $0.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of June 30, 2017, DBM owned approximately 61% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

As previously disclosed, in January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“Cook”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s resorbable hemostatic patch (“Xcede’s Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook, in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The note is recorded at fair value net of unamortized discount based on an imputed interest rate of 5.4%. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede will recognize research and development expense as the related services are performed by Cook. There was approximately $33,000 of research and development expense recognized during the three months ended June 30, 2017 and approximately $238,000 recognized during the nine months ended June 30, 2017.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	June 30,	September 30,
	2017	2016
Raw Materials	$2,463,000	$1,938,000
Work-in-Process	529,000	834,000
Finished Goods	1,125,000	954,000
	$4,117,000	$3,726,000

Note 5 – Intangible Assets

Intangible assets at June 30, 2017 and September 30, 2016 consist of the following:

	Useful	Gross	Accumulated
June 30, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$716,000	$519,000	$197,000
Know How	15	512,000	307,000	205,000
Trade Names	Indefinite	271,000	-	271,000
Patents	20	404,000	10,000	394,000
Biomedical Technologies	5	260,000	260,000	-
		$2,163,000	$1,096,000	$1,067,000

	Useful	Gross	Accumulated
September 30, 2016	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$718,000	$473,000	$245,000
Know How	15	512,000	282,000	230,000
Trade Names	Indefinite	272,000	-	272,000
Patents	20	326,000	6,000	320,000
Biomedical Technologies	5	260,000	260,000	-
		$2,088,000	$1,021,000	$1,067,000

Amortization expense for the three months ended June 30, 2017 and 2016 was $24,000 and $43,000, respectively. Amortization expense for the nine months ended June 30, 2017 and 2016 was $75,000 and $129,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2017 (3 months)	2018	2019	2020	2021	Thereafter	Total
Acquired Customer Base	$20,000	$80,000	$97,000	$-	$-	$-	$197,000
Know How	9,000	34,000	34,000	34,000	34,000	60,000	205,000
Patents	3,000	12,000	12,000	12,000	12,000	188,000	239,000
	$32,000	$126,000	$143,000	$46,000	$46,000	$248,000	$641,000

As of June 30, 2017, Xcede had $155,000 in patents that have not been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of the long-lived assets, aside from current additions and foreign exchange rate fluctuations, during the three and nine months ended June 30, 2017.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the three and nine months ended June 30, 2017.

Note 7 – Debt

Senior Debt

On May 16, 2017, the Company and Middlesex Savings Bank entered in an agreement to extend the Company’s existing line of credit and term loan through May 2020. Additionally, on May 16, 2017, the Company and Middlesex Savings Bank entered into an annual $1.0 million equipment line of credit agreement with a one year draw period in which the outstanding balance will be converted into a five year term note on the one year anniversary. The existing loan agreement was also amended on December 2, 2016 to permit the Company to invest up to $1.2 million in its Xcede Technologies subsidiary during the period from the quarter ended December 31, 2016 through the quarter ending September 30, 2018.

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

For purposes of computing diluted earnings per share for the three and nine months ended June 30, 2017 and 2016, no common stock options were included in the calculation of dilutive shares as all of the 196,769 and 123,147 common stock options outstanding, respectively, had exercise prices above the applicable quarterly average market price per share and their inclusion would be anti-dilutive.

For the three and nine months ended June 30, 2017, 70,000 shares of restricted common stock were excluded from the calculation of dilutive shares, as the effect of their inclusion would be anti-dilutive. For the three and nine months ended June 30, 2016, 3,532 and 42,737 shares of common stock, respectively, related to restricted stock were included in the denominator used to calculate diluted earnings per share. Additionally, for the three months ended June 30, 2017, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016
Weighted average shares outstanding
Basic	16,945,744	16,698,205
Effect of dilutive securities
Stock options	-	-
Restricted stock	-	3,532
Dilutive average shares outstanding	16,945,744	16,701,737

The computation of the weighted shares outstanding for the nine months ended June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016
Weighted average shares outstanding
Basic	16,879,864	16,628,279
Effect of dilutive securities
Stock options	-	-
Restricted stock	-	42,737
Dilutive average shares outstanding	16,879,864	16,671,016

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

Stock compensation expense for the three and nine months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	June 30, 2017	June 30, 2016
Stock grants	$60,000	$74,000
Restricted stock grants	13,000	13,000
Option grants	12,000	12,000
Employee stock purchase plan	1,000	1,000
Subsidiary stock grants	-	210,000
Subsidiary option grants	30,000	19,000
Total	$116,000	$329,000

	Nine Months Ended	Nine Months Ended
Stock Compensation Expense	June 30, 2017	June 30, 2016
Stock grants	$183,000	$259,000
Restricted stock grants	39,000	33,000
Option grants	37,000	29,000
Employee stock purchase plan	2,000	2,000
Subsidiary stock grants	-	210,000
Subsidiary option grants	82,000	59,000
Total	$343,000	$592,000

At June 30, 2017, there was approximately $126,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of nine months.

Restricted Stock Grants

A summary of restricted stock activity for the nine months ended June 30, 2017 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2017	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2016	100,000	$1.73

Granted	-	-
Vested	(30,000)	1.73
Cancelled	-	-
Nonvested at June 30, 2017	70,000	$1.73

Stock Option Grants

The assumptions used in the Black-Scholes option pricing model for the stock option grant during the nine months ended June 30, 2017 were as follows:

FY 2017
Expected term in years	3 years
Risk-free interest rate	1.48%
Expected volatility	69.57%
Expected dividend yield	0.00%

A summary of stock option activity for the nine months ended June 30, 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2016	123,147	$2.30	1.69
Outstanding and exercisable at September 30, 2016	123,147	2.30	1.69
Granted	95,602	1.80	2.59
Exercised	-	-
Cancelled	(21,980)	3.03
Balance at June 30, 2017	196,769	1.98	1.89
Outstanding and exercisable at June 30, 2017	196,769	$1.98	1.89

Subsidiary Stock Option Grants

During the nine months ended June 30, 2017, 810,500 Xcede stock options were granted at an exercise price of $1.00 per share. Of the stock options granted, 228,000 options were given to satisfy deferred compensation in the amount of $75,000 and vested immediately. The remaining 582,500 stock options granted during the nine months ended June 30, 2017 vest over the next three years and expire ten years from the grant date. These options were valued using the Black-Scholes option pricing model and the assumptions for that were as follows:

Expected term in years	10 years
Risk-free interest rate	2.42%
Expected volatility	83.11%
Expected dividend yield	0.00%

A summary of Xcede stock option activity for the nine months ended June 30, 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2016	613,653	$1.00	8.35
Outstanding and exercisable at September 30, 2016	320,586	1.00	8.01
Granted	810,500	1.00
Exercised	-	-
Cancelled	(48,197)	1.00
Balance at June 30, 2017	1,375,956	1.00	8.96
Outstanding and exercisable at June 30, 2017	827,155	$1.00	8.47

At June 30, 2017, the Company’s Xcede joint venture had $182,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of eleven months.

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

The Company’s segment information for the three months ended June 30, 2017 and 2016 is summarized below:

Results of Operations for the Three Months Ended June 30,

2017

	Optics	Contract Research	Biomedical	Total
Revenue	$4,837,000	$3,999,000	$-	$8,836,000
Gross profit	1,655,000	1,709,000	-	3,364,000
GM %	34%	43%	-	38%
Operating expenses	1,619,000	1,640,000	377,000	3,636,000
Operating income (loss)	36,000	69,000	(377,000)	(272,000)

Depreciation and amortization	248,000	52,000	1,000	301,000
Capital expenditures	179,000	54,000	26,000	259,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

Results of Operations for the Three Months Ended June 30,

2016

	Optics	Contract Research	Biomedical	Total
Revenue	$5,780,000	$4,626,000	$-	$10,406,000
Gross profit	2,012,000	1,915,000	-	3,927,000
GM %	35%	41%	-	38%
Operating expenses	1,604,000	1,601,000	396,000	3,601,000
Operating income (loss)	408,000	314,000	(396,000)	326,000

Depreciation and amortization	247,000	24,000	17,000	288,000
Capital expenditures	330,000	-	6,000	336,000

Intangibles, net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$16,752,000	$8,546,000	$424,000	$25,722,000

The Company’s segment information for the nine months ended June 30, 2017 and 2016 is summarized below:

Results of Operations for the Nine Months Ended June 30,

2017

	Optics	Contract Research	Biomedical	Total
Revenue	$14,524,000	$13,541,000	$-	$28,065,000
Gross profit	5,144,000	5,535,000	-	10,679,000
GM %	35%	41%	-	38%
Operating expenses	4,544,000	5,182,000	1,150,000	10,876,000
(Gain) loss on sale of assets	-	-	-	-
Operating income (loss)	600,000	353,000	(1,150,000)	(197,000)

Depreciation and amortization	719,000	200,000	7,000	926,000
Capital expenditures	373,000	88,000	72,000	533,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

Results of Operations for the Nine Months Ended June 30,

2016

	Optics	Contract Research	Biomedical	Total
Revenue	$18,415,000	$14,484,000	$-	$32,899,000
Gross profit	6,330,000	5,639,000	-	11,969,000
GM %	34%	39%	-	36%
Operating expenses	5,237,000	5,107,000	1,099,000	11,443,000
(Gain) loss on sale of assets	(4,000)	-	-	(4,000)
Operating income (loss)	1,097,000	532,000	(1,099,000)	530,000

Depreciation and amortization	700,000	187,000	52,000	939,000
Capital expenditures	1,224,000	37,000	81,000	1,342,000

Intangibles, net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$16,752,000	$8,546,000	$424,000	$25,722,000

Customer Financial Information

For the three and nine months ended June 30, 2017, no customer in the Optics segment represented more than 10% of the total segment revenue. For the three and nine months ended June 30, 2016, one customer in the Optics segment represented more than 10% of the total segment revenue.

For both the three and nine months ended June 30, 2017, three customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and nine months ended June 30, 2016, four and five customers, respectively, of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended June 30, 2017 and 2016, these customers made up 52% and 72%, respectively, of Contract Research revenue. For the nine months ended June 30, 2017 and 2016, these customers made up 58% and 77%, respectively, of Contract Research revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$6,928,000	78%	$7,908,000	76%
Europe	962,000	11%	1,868,000	18%
Other	946,000	11%	630,000	6%
	$8,836,000	100%	$10,406,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2017 and 2016 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2017		June 30, 2016
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$22,051,000	78%	$24,363,000	74%
Europe	3,262,000	12%	6,361,000	19%
Other	2,752,000	10%	2,175,000	7%
	$28,065,000	100%	$32,899,000	100%

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

As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company will no longer be able to offset taxable income with Xcede’s current or cumulative net operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the nine months ended June 30, 2017. Going forward, as the Company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a valuation allowance against these deferred tax assets.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of June 30, 2017 and September 30, 2016, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of June 30, 2017 and September 30, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

The effective tax rates were 34% and 13% for the three months ended June 30, 2017 and 2016, respectively.  The results for the nine months ended June 30, 2017 resulted in an overall effective rate of 767% mainly driven by the tax benefit of $2.7 million recorded for the release of the valuation allowance. The effective tax rates excluding the impact of the valuation allowance were (43.6%) and 32% for the nine months ended June 30, 2017 and 2016, respectively. The rates differ from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against certain U.S. deferred tax assets of the Company.

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

General Business Overview

Operations

Consolidated revenue for the quarter ended June 30, 2017 was $8.8 million, compared to revenue of $10.4 million for the third quarter of fiscal year 2016. This 15% decrease in revenue resulted from a $1.0 million decrease in revenue in our Optics segment and a $0.6 million decrease in revenue in our Contract Research segment. The revenue decrease in the Optics segment was again, as in the prior quarters of fiscal year 2017, primarily the result of a reduction in shipments to two OEM customers as compared to fiscal year 2016. The decrease in our Contract Research segment was largely due to a significant delay in funding at two U.S. government agencies as a result of the presidential administration transition. We believe these were timing-related changes and not due to any longer term systemic issues. Indications are that both large commercial customers are returning to prior ordering levels during the fourth quarter and RMD is returning to more normal operations, as most delayed projects have now been funded.

Cost of revenue for the third quarter of 2017 was $5.5 million, as compared to $6.5 million for the quarter ended June 30, 2016. The $1.0 million decrease was primarily the result of the lower revenue within the current quarter ended June 30, 2017. Cost as a percent of revenue remained the same at 62% year over year.

Total operating expenses were $3.6 million for both the three month periods ended June 30, 2017 and 2016.

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”). Xcede incurred $0.4 million in research and G&A expenses in each of the third quarters of fiscal years 2017 and 2016 as Xcede continues to develop its hemostatic tissue sealant technology. We expect Xcede will incur similar or increasing amounts of expenses in subsequent quarters as it continues its development activities. In November 2016, the Company entered into an agreement with Xcede pursuant to which the Company agreed to invest up to $1.2 million of cash into Xcede over the following 18 months in exchange for shares of Series B convertible preferred stock of Xcede, As of June 30, 2017, the Company had invested $500,000 of such amount in Xcede. See Note 3, "Xcede Technologies, Inc. Joint Venture" in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a full description of the Company’s equity holdings in Xcede. We expect Xcede will continue to need additional external investor funding in order to pursue regulatory approvals of its tissue sealant technology.

Income (loss) from operations was a loss of ($0.3) million for the quarter ended June 30, 2017 and income of $0.3 million in the same period in 2016.

Net income (loss) attributable to common stockholders was a loss of ($0.2) million or ($0.01) per share for the quarter ended June 30, 2017 and income of $0.3 million or $0.02 per share for the quarter ended June 30, 2016.

Results of Operations

Results of Operations for the Three Months Ended June 30,

2017

	Optics	Contract Research	Biomedical	Total
Revenue	$4,837,000	$3,999,000	$-	$8,836,000
Gross profit	1,655,000	1,709,000	-	3,364,000
GM %	34%	43%	-	38%
Operating expenses	1,619,000	1,640,000	377,000	3,636,000
Operating income (loss)	36,000	69,000	(377,000)	(272,000)

Depreciation and amortization	248,000	52,000	1,000	301,000
Capital expenditures	179,000	54,000	26,000	259,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

Results of Operations for the Three Months Ended June 30,

2016

	Optics	Contract Research	Biomedical	Total
Revenue	$5,780,000	$4,626,000	$-	$10,406,000
Gross profit	2,012,000	1,915,000	-	3,927,000
GM %	35%	41%	-	38%
Operating expenses	1,604,000	1,601,000	396,000	3,601,000
Operating income (loss)	408,000	314,000	(396,000)	326,000

Depreciation and amortization	247,000	24,000	17,000	288,000
Capital expenditures	330,000	-	6,000	336,000

Intangibles, net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$16,752,000	$8,546,000	$424,000	$25,722,000

Consolidated revenue for the quarter ended June 30, 2017 was $8.8 million, compared to revenue of $10.4 million for the third quarter of fiscal year 2016.

The $1.0 million revenue decrease in the Optics segment was primarily the result of a reduction in shipments to two OEM customers as compared to fiscal year 2016.

The $0.6 million revenue decrease in our Contract Research segment was largely due to slowdowns in funding at two U.S. government agencies. Again, as in the prior quarters of Fiscal 2017, our commercial revenue in the third quarter of 2017 included shipments of our CLYC scintillation crystals to Thermo Fisher Scientific for use in their RadEye SPRD-GN spectroscopic personal radiation detectors. We continued to experience funding delays for awarded projects in the third quarter, due to the federal government’s transition to a new presidential administration, as well as government budget pressures on spending. While this slowdown in funding occurred, RMD had an excellent year for project awards and the research backlog for the Contracts Research segment grew to $32.2 million at June 30, 2017, as compared to $30.0 million at September 30, 2016. We anticipate RMD returning to a normal operating posture during the fourth quarter, as most delayed projects have now been funded.

The Biomedical segment has no revenues as it is currently developing its hemostatic and sealant product to control bleeding in surgical applications based on Xcede’s innovative adhesive technology.

Gross profit for the three months ended June 30, 2017 was $3.4 million, or 38% of revenues, compared to $3.9 million, or 38% of revenues, for the three months ended June 30, 2016. Gross profit for the Optics segment decreased to $1.7 million at June 30, 2017, compared to $2.0 million for the quarter ended June 30, 2016, as a result of the decrease in revenue. Gross profit as a percent of sales in the Optics segment dipped slightly to 34%, as compared to 35% in the same quarter in fiscal year 2016, as a result of a change in mix of products being sold. Gross profit increased to 43% in the Contract Research segment compared to 41% in the third quarter of 2016, as a result of an increase in the sales of commercial products, which carry a stronger profit margin, within the contract research business.

The Biomedical segment product has not been approved for commercial use and consequently has no revenue or gross profit.

Total operating expenses remained at $3.6 million for the three months ended June 30, 2017, essentially the same as in the three months ended June 30, 2016. Operating expenses for both the Optics and the Contract Research segments remained at the same $1.6 million level of spending in the third quarter of fiscal year 2017, as compared to the same period last year. Biomedical segment expenses were also essentially the same in the three months ended June 30, 2017 and 2016 at $0.4 million.

As a result of the factors discussed above, primarily the decrease in revenue, income (loss) from operations was a loss of ($0.3) million for the quarter ended June 30, 2017 compared to income of $0.3 million in the same period in 2016.

Net interest expense was reduced slightly but remained approximately $0.1 million for the three months ended June 30, 2017 and 2016.

Net income (loss) attributable to common stockholders was a loss of ($0.2) million or ($0.01) per share for the quarter ended June 30, 2017 and income of $0.3 million or $0.02 per share for the quarter ended June 30, 2016.

Results of Operations – Year to Date

Results of Operations for the Nine Months Ended June 30,

2017

	Optics	Contract Research	Biomedical	Total
Revenue	$14,524,000	$13,541,000	$-	$28,065,000
Gross profit	5,144,000	5,535,000	-	10,679,000
GM %	35%	41%	-	38%
Operating expenses	4,544,000	5,182,000	1,150,000	10,876,000
(Gain) loss on sale of assets	-	-	-	-
Operating income (loss)	600,000	353,000	(1,150,000)	(197,000)

Depreciation and amortization	719,000	200,000	7,000	926,000
Capital expenditures	373,000	88,000	72,000	533,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

Results of Operations for the Nine Months Ended June 30,

2016

	Optics	Contract Research	Biomedical	Total
Revenue	$18,415,000	$14,484,000	$-	$32,899,000
Gross profit	6,330,000	5,639,000	-	11,969,000
GM %	34%	39%	-	36%
Operating expenses	5,237,000	5,107,000	1,099,000	11,443,000
(Gain) loss on sale of assets	(4,000)	-	-	(4,000)
Operating income (loss)	1,097,000	532,000	(1,099,000)	530,000

Depreciation and amortization	700,000	187,000	52,000	939,000
Capital expenditures	1,224,000	37,000	81,000	1,342,000

Intangibles, net	549,000	239,000	308,000	1,096,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$16,752,000	$8,546,000	$424,000	$25,722,000

Revenue for the nine months ended June 30, 2017 decreased $4.8 million, or 15%, to $28.1 million, as compared to $32.9 million for the nine months ended June 30, 2016.

The Optics segment revenue decreased by $3.9 million, or 21%, for the nine months ended June 30, 2017, compared with the same period in the prior year. The revenue decrease in the Optics segment was again, as in the prior quarters of fiscal year 2017, primarily the result of a reduction in shipped orders to a large U.K. customer in fiscal year 2017 compared to 2016.

Revenue from our Contract Research segment decreased $0.9 million, or 7%, for the nine months ended June 30, 2017 as compared to the same period in 2016, primarily due to slowdowns in funding at two U.S. government agencies. Contract revenue is down year over year but a significant amount of the decrease has been offset by increased product shipments of our CLYC crystal. Management is hopeful based on the release of the recent contracts that the delays we have been experiencing in funding subsequent to the granting of awards will start to be reduced.

The Biomedical segment had no revenue in either the nine months ended June 30, 2017 or 2016.

Gross profit for the nine months ended June 30, 2017 was $10.7 million, or 38% of sales, compared to $12.0 million, or 36% of sales for the nine months ended June 30, 2016.

Gross profit for the Optics segment was 35% or $5.1 million for the nine months ended June 30, 2017 compared to 34% or $6.3 million for the same period in fiscal year 2016. The gross profit increase to 35% from 34% year over year was due to continued cost and sales price improvements and product mix. The $1.2 million dollar decrease was primarily a result of the decrease in revenues in the first nine months of fiscal 2017 versus the same period in 2016.

Gross profit for the Contract Research segment was 41% or $5.5 million for the nine months ended June 30, 2017 compared to 39% or $5.6 million for the same period in fiscal year 2016. The gross profit increase to 41% from 39% year over year was due to an increase in product sales in 2017 which carry a stronger profit margin. The $0.1 million dollar decrease was primarily a result of the decrease in revenues in the first nine months of fiscal 2017 versus the same period in 2016.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no revenue or gross profit.

Total operating expenses decreased $0.5 million to $10.9 million for the nine months ended June 30, 2017, as compared to the total operating expenses of $11.4 million in the nine months ended June 30, 2016. This decrease was largely due to the efforts of the Company’s business unit managers to keep spending down in light of the lower revenues in 2017 compared to 2016.

Income (loss) from operations for the nine months ended June 30, 2017 was $(0.2) million compared to income from operations of $0.5 million for the prior year comparable period. The decrease in income of $0.7 million is primarily a result of the lower revenues year over year.

Net interest expense for both the nine month periods ended June 30, 2017 and 2016 was $0.2 million.

The 2017 nine month $2.8 million income tax credit is primarily a result of the 2017 first quarter adjustment of the provision for income taxes. Due to Xcede’s de-consolidation for Federal income tax reporting purposes beginning in November 2016, the Company will no longer be able to offset taxable income with Xcede’s net operating loss results or carryforwards. Upon review of relevant criteria for the Dynasil federal consolidated group without Xcede, it was determined that it is more likely than not that the federal, deferred tax assets, such as net operating losses, will be realized based upon positive earnings history and expected future profits of the Company without Xcede. As a result, the valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the nine months ended June 30, 2017. The Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a full valuation allowance against these deferred tax assets.

Net income attributable to common stockholders for the nine months ended June 30, 2017 was $2.6 million or $0.15 basic earnings per share, compared to net income of $0.3 million or $0.02 per share for the nine months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of June 30, 2017 was $1.8 million, or approximately $0.8 million less than the net cash of $2.6 million at September 30, 2016.

As of June 30, 2017, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $1.5 million of senior debt borrowed under the $2.0 million fixed rate, five-year term note that was established in February 2016 with Middlesex Savings Bank and $0.9 million of subordinated debt owed to the Massachusetts Capital Resources Company. The Company had $4.0 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of June 30, 2017. On May 16, 2017, the Company and Middlesex Savings Bank entered in an agreement to extend the terms of the existing line of credit and term loan from May 2017 to May 2020. Additionally, the Company and Middlesex Savings Bank entered into a $1.0 million equipment line of credit agreement in which the outstanding balance will be converted into a five year term note on the one year anniversary. Management believes that the cash and availability under the line of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

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

As of June 30, 2017, Xcede had $0.5 million of outstanding indebtedness, which consisted of a promissory note issued to Cook Biotech Inc. (“Cook”) in November 2016 and due on December 31, 2025. Xcede has agreed to use the proceeds from the note to fund its planned first in human trial for its hemostatic tissue sealant product. Also in November 2016, Dynasil agreed to invest $1.2 million in Xcede over the next two fiscal years to fund Xcede’s non-clinical operations, of which $500,000 has been paid as of June 30, 2017. With the committed resources from the Company and Cook, Xcede’s management believes it has sufficient funding to complete its planned first in human trial, but it is continuing to seek additional financing to fund further development activities and its pursuit of regulatory approval.

Cash From Operating Activities

In total, including the changes in accounts receivable and prepaids, operating activities, prior to changes in other assets and liabilities, generated cash of $1.3 million for the nine months ended June 30, 2017. This amount was offset by increases in inventories and decreases in accounts payable and accruals resulting in $0.3 million of cash being generated during the first nine months of 2017.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.5 million for the purchase of property, plant, equipment and patents for the nine months ended June 30, 2017.

Total outstanding bank debt as of June 30, 2017 decreased approximately $0.3 million to $2.6 million from $2.9 million at September 30, 2016. Net cash used in financing activities was approximately $0.6 million for the nine months ended June 30, 2017 as a result of principal payments to Middlesex Savings Bank, Massachusetts Capital Resources Corporation and other financing agencies.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended June 30, 2017 or 2016.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets, aside from foreign exchange rate fluctuations and current additions, during the nine months ended June 30, 2017.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of long-lived assets, aside from foreign exchange rate fluctuations and current additions, during the nine months ended June 30, 2017.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our management concluded that as of June 30, 2017, these disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6 Exhibits

10.01 Third Amendment to the Loan and Security Agreement between the Company and Middlesex Savings Bank, dated May 16, 2017.

10.02 Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 16, 2017.

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

99.1 Press release, dated August 14, 2017 issued by the Company announcing its financial results for the quarter ended June 30, 2017.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: August 14, 2017
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED: August 14, 2017
Robert J. Bowdring,
Chief Financial Officer

