Form 10-K
period 2017-09-30
DYNASIL CORP OF AMERICA
filed 2017-12-20
CIK 30831

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

Commission file number: 001-35011

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 668-6855

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0005 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

As of March 31, 2017, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,159,887.

As of December 8, 2017 there were 17,114,603 shares of common stock, par value $0.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 22, 2018 are incorporated by reference into Part III of this report.

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

We have the following three reporting segments based on our main operating activities:

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in United States (“U.S.”) government-funded research.

•	Optics: The Optics segment encompasses four business units – Dynasil Fused Silica, Evaporated Metal Films, Hilger Crystals, and Optometrics – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. At September 30, 2017, Dynasil Biomedical owned approximately 61% of the outstanding common and preferred stock of Xcede, thus Xcede is included in our consolidated financial statements. Dynasil Biomedical currently has no operations other than relating to its equity ownership in Xcede.

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

Historical Growth by Acquisition

Through a series of acquisitions beginning in March 2005, Dynasil has evolved from a single product line optics company to one focused on multiple optical product lines and a significant contract research business focused on advanced materials used in radiation detection and other advanced instrumentation. Our revenue has increased from $2 million in FY 2004 to $37 million in FY 2017.

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

RMD develops advanced technology in materials, sensors and prototype instruments that detect or measure radiation, light, magnetism or sound for use in security, medical and industrial applications. RMD has research expertise in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics. As of September 30, 2017, our Contract Research segment had a total of 71 employees, including 23 Ph.D. level scientists. RMD serves as an incubator to expand our patent portfolio enabling the opportunity to advance our technology from development to commercialization using government-funded research. As of September 30, 2017, RMD had a portfolio of 68 issued U.S. patents and 43 pending patent applications, compared with 68 issued patents and 42 pending patent applications at the same point in 2016.

For over thirty years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. RMD also provides research for non-governmental entities in areas where it has the appropriate expertise. Such research is currently not a significant portion of RMD’s revenue. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of September 30, 2017, RMD had a contract backlog of approximately $33.2 million, of which approximately 51% is SBIR contracts.

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

Our products are distributed through a direct sales and marketing staff of ten people and through other channels, including manufacturer’s representatives and distributors in various foreign countries for international sales and U.S. manufacturers’ representatives for certain product lines. Marketing efforts include direct customer contact through sales visits, advertising in trade publications, attendance at trade shows and our newly designed e-commerce website.

Biomedical: Xcede and Our Development of a Tissue Sealant Technology

Xcede's first product currently under development is a hemostatic patch, designed to be fully biocompatible, to be used when conventional techniques are inadequate or impractical during general surgery on the kidneys, liver and spleen. Xcede’s hemostatic patch (“Xcede Patch”) is intended to be used during surgical procedures to stop bleeding (hemostasis). Preclinical testing to date indicates this product promotes hemostasis within 60 seconds, a time that is faster than currently approved hemostatic patches. As described above, in 2011, Dynasil Biomedical (“DBM”) acquired rights to the underlying tissue sealant technology as part of a transaction with a former hematologist at the Mayo Clinic. Since that time, DBM has invested significant capital developing this tissue sealant technology, including costs to further the related intellectual property rights and to conduct animal studies.

Beginning at its inception and through November 2016, Xcede funded its research activities through the issuance of convertible notes bearing interest at 5% (“the Notes”) pursuant to a note purchase agreement dated October 2013 and amended. The Notes provided for the issuance of up to $5.2 million in the aggregate principal amount and were sold to external investors and certain directors and officers of the Company and issued to DBM in exchange for certain services. The Notes were convertible into equity of Xcede.

In November 2016, Dynasil, through DBM, committed to invest $1.2 million of cash into Xcede over the following 18 months, of which $0.7 million has been invested as of September 30, 2017, in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred). In conjunction with DBM’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. Series A Preferred participants include both outside investors (accounted for as noncontrolling interest) and DBM. The outside investors converted $3.1 million of Notes and accrued interest into 3,055,551 shares of Series A Preferred. DBM converted its $2.4 million of Notes and accrued interest into 2,338,569 shares of Series A Preferred.

In addition to DBM, Xcede’s investors consist of Mayo Clinic Ventures, Southern Initiative Minnesota Foundation, Rochester Area Economic Development Inc., angel investors and certain members of Dynasil’s executive management team and board of directors.

As of September 30, 2017, DBM owned approximately 61% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the issuance of Preferred Stock, DBM’s ownership percentage in Xcede decreased to less than 80% and Xcede will no longer be included in the Dynasil consolidated federal tax return for the fiscal year ended September 30, 2017. As a result, the Company will no longer be able to offset taxable income or benefit from net operating losses and other tax attributes related to Xcede. (See Note 9 – Income Taxes.)

In January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“Cook”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s hemostatic patch (“Xcede’s Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook, in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals, to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025.

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

For example, our CLYC dual mode nuclear detection crystal technology was developed by RMD under a program for the Department of Homeland Security for use in locating nuclear bombs or nuclear materials at our nation’s major cities, ports and borders. This technology has the potential to be very important to our national security, as well as other radiation detection applications, such as nuclear power plant safety. Our dual mode detection crystals have been commercialized in a detector currently being offered by a large manufacturer of detection equipment. RMD continues to further enhance this technology.

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

Intellectual Property (IP)

From October 2016 through September 2017, we have been granted four new U.S. patents and have filed 24 new patent applications. Our current portfolio, company-wide, is 73 issued and 54 pending applications, the largest percentage of which are issued to RMD. We believe that intellectual property represents an important strategic advantage for us.

Customers

We have more than 600 customers, with approximately 50% of our business concentrated in our top 10 customers. Our four largest customers are agencies and agents of the Federal government and accounted for approximately 11%, 9%, 6% and 4%, respectively, of our revenues during fiscal year 2017. Our fifth largest customer is a customer of our Optics segment and also accounted for 4% of our overall revenue during fiscal year 2017. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part and quantity or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We also have blanket orders that call for monthly deliveries of predetermined amounts. Contract research projects generally run for a one to two year period.

Employees

As of September 30, 2017, we had a total of 204 employees, 191 of which are full-time. Of the total, 30 of our employees are engaged in administration, 10 are engaged in sales, 75 are engaged in research and/or engineering and 89 are engaged in manufacturing. The Company has a total of 27 Ph.D. level employees. Our operations are non-union except for a two-person union in one location.

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

Research and Development

Our RMD business unit primarily provides research and development (“R&D”) activities under government funded research contracts. The RMD business unit recognized revenue of $18.0 million and $19.8 million in fiscal years 2017 and 2016, respectively. The direct costs associated with the research revenue were $10.7 million and $12.2 million in 2017 and 2016, respectively. Substantially all the Contract Research segment’s cost of revenue relates to research performed by RMD which are in turn billed to the contracting party.

R&D for our other businesses, which totaled approximately $0.9 million and $1.0 million in fiscal years 2017 and 2016, respectively, was primarily new product development, changes to our manufacturing processes and the introduction of improved methods and equipment.

Government Regulation

The businesses that we operate are subject to various federal and state regulations.

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

Our use of radioactive materials in research and certain of our products (our dual-mode detector) subject us to laws regulating hazardous wastes under United States federal and certain state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located. Environmental compliance costs, which totaled $33,000 for fiscal year 2017, have not historically had a material effect on our operating results.

With respect to our intellectual property rights, we rely on, and are subject to, the laws in the U.S. and abroad governing intellectual property protection.

Item 1A. RISK FACTORS

In your evaluation of our company and our businesses, you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and the other documents we file with the Securities and Exchange Commission (“SEC”). The following factors describe the risks and uncertainties that we consider significant to the operation of our business, but should not be considered a complete listing of all potential risks and uncertainties that could adversely affect our operating results, financial position or liquidity. Additionally, our business is subject to the same general risks and uncertainties that affect many other companies, such as the overall United States (“U.S.”) and global economic conditions, international conflicts, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates or other disruptions of expected economic and business conditions.

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

Ten customers accounted for approximately 50% of the Company’s revenue in 2017. Four of those ten customers were agencies of the U.S. Government and accounted for 31% of revenue. Although we have had business relationships with these customers for many years, there can be no guarantee that we will be able to win contracts with these agencies in the future. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve our expected future revenue and may suffer a decline in revenue.

As of September 30, 2017, our total backlog for Contract Research was approximately $33.2 million. Backlog consists of the portion of existing contracts yet to be performed and awards of projects by agencies in favor of RMD. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenue, revenue growth and profitability.

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

Goodwill and other intangible assets represent approximately 24% of our total assets and any impairment of these assets could negatively impact our results of operations.

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

Our indirect cost audits by the DCAA have been completed for fiscal 2013 while fiscal years 2014 through 2017 remain open pending DCAA audit. Although we have recorded contract revenue subsequent to fiscal 2013 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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

Xcede’s initiated financing efforts raised approximately $2.9 million of funding through convertible notes from external investors (including officers and directors of the Company) through November, 2016. In November 2016, Xcede announced Cook Biotech Inc. committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals initiate clinical trials for, Xcede’s hemostatic patch designed to be fully biocompatible that is currently under development. In addition, in November 2016, the Company committed to invest an additional $1.2 million of cash into Xcede over the following 18 months, and all $5.5 million in existing notes and accrued interest from both external investors and the Company were converted into preferred stock. As of September 30, 2017, Dynasil owned approximately 61% of the outstanding equity in Xcede. We expect Xcede to continue to require periodic investor funding in amounts larger than what has been raised to date in order to fund additional pre-clinical development activities and any human clinical trials we may initiate. To the extent Xcede is successful in raising additional equity financing from outside sources, our equity interest in Xcede will decrease. There can be no assurance, however, that Xcede will be able to obtain future financing as needed or on terms which are attractive, in which case it might be required to close its operations and liquidate its assets in which case our investment would likely not be recovered.

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

We are subject to income taxes as well as non-income based taxes, in both the U.S. and United Kingdom (U.K.) We are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.

We face risks associated with our international business.

In 2017 and 2016, we generated approximately 22% and 25% of our sales outside the U.S., respectively. Our international business operations may be subject to additional and different risks than our U.S. business. Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. If we are unable to manage these risks it would have a material adverse effect on our results of operations and financial condition.

Political and economic uncertainty arising from the outcome of the referendum on the membership of the United Kingdom in the European Union could adversely impact our financial results.

In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as "Brexit"). Our Hilger Crystals Ltd. business unit is located in the U.K. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, including the British pound. We translate revenue denominated in foreign currency (including the British pound) into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars.

As a result of the referendum being passed into law, a negotiation process to determine the future terms of the U.K.’s relationship with the E.U. is ongoing, including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, suppliers and employees. Additionally, disruptions and uncertainty caused by Brexit may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our business, financial condition or future results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the integrated framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Additionally, due to the implementation of new accounting standards, our existing controls will have to be adapted and we cannot be certain that new deficiencies will not arise. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet in West Berlin, NJ. We lease a 10,000 square foot manufacturing and office building in Ayer, MA with a lease that expires in May 2025. We lease 7,200 square feet of manufacturing office space in a building in Littleton, MA with a lease that expires in November 2019. We lease a 52,880 square foot manufacturing and office building in Rochester, NY with a lease that expires in March 2019. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, NY. We own a two-story, 17,000 square foot manufacturing and office facility in Margate, Kent, in the U.K. All of the foregoing owned and leased properties are used by our Optics segment. We lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for our RMD business from a related party with a month-to-month lease that continues until terminated by the landlord with not less than three years’ prior written notice or by the Company with not less than six months’ prior written notice. We lease 2,368 square feet of office space in Newton, MA for our Dynasil Corporation of America office with a lease that expires in December 2020. We believe that the properties are in satisfactory condition and suitable for our purposes. The New Jersey, New York, and U.K. properties are collateral against notes payable to banks.

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

The following table reflects the range of high and low common stock sales prices for the four quarters of fiscal 2017 and fiscal 2016 as reported by the NASDAQ Capital Market.

	High & Low Sale Prices
	Years ended September 30,
	2017		2016
	High	Low	High	Low
First quarter	$1.43	$0.89	$2.04	$1.45
Second quarter	1.50	1.12	2.01	1.36
Third quarter	1.48	1.09	1.78	1.27
Fourth quarter	1.35	1.13	1.56	0.91

As of December 1, 2017, there were 17,114,603 shares of the Company’s common stock outstanding held by approximately 221 holders of record.

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

Overview

Reportable Segments

We have three reporting segments based on our main operating activities. Below is a summary of these segments:

•	Optics: The Optics segment encompasses four business units – our original optics business, doing business as Dynasil Fused Silica, Optometrics, Hilger, and Evaporated Metal Films (“EMF”) – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Contract Research: The Contract Research segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation, a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc., a joint venture with the Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. Dynasil Biomedical currently has no operations other than relating to its equity ownership in Xcede.

The segment amounts included in management's discussion and analysis are presented on a basis consistent with our internal management reporting and accounting principles generally accepted in the U.S. (“U.S. GAAP”). Segment information appearing in Note 16 – Segment, Customer and Geographical Reporting of the Notes to Financial Statements included in this Report are also presented on this basis. A description of our strategy is included in Item 1 of this Annual Report on Form 10-K.

Our markets are characterized by rapidly changing technology and the needs of our customers, which change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide the people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our business performance is also influenced by a variety of other factors including, but not limited to, economic conditions, U.S. Government spending on research and development programs, competition, regulatory requirements and insurance costs. Further information on certain risks to our Company is included in Item 1A of this Annual Report on Form 10-K.

Fiscal 2017 Financial Overview

Our revenue in 2017 was $37.3 million, as compared to $43.4 million in 2016. This 14% decrease in revenue resulted from a $4.4 million, or 19%, decrease in revenue in our Optics segment and a $1.7 million, or 9%, decrease in revenue in our Contract Research segment.

In fiscal year 2017, we had net income of $1.9 million compared to net income of $0.3 million in 2016. Our net income included losses of approximately $1.4 million and $2.1 million in 2017 and 2016, respectively, associated with research and start-up costs of Xcede, a joint venture with Mayo. As of September 30, 2017, we owned 61% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 61% ownership includes preferred stock with a liquidation preference, and as a result, for reporting purposes only, common stock ownership is used in the allocation of noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. The non-controlling amount related to the common stock owned by others was $0.3 million and $0.4 million, respectively, in the fiscal years ended September 30, 2017 and 2016, and was not included in the Company’s net income attributable to common stockholders of $2.2 million and $0.7 million, respectively.

In 2017, Xcede was funded through $0.7 million in cash from Dynasil, committed in November 2016, and $0.5 million in R&D services from Cook Biotech as it worked on developing the first in human clinical trial for Xcede’s hemostatic tissue sealant product under a note agreement. Funding in 2016 was from the issuance of approximately $0.8 million of Xcede Convertible Notes to external investors (including certain officers and directors of Dynasil).

Results of Operations

Results of Operations for the Fiscal Year Ended September 30,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$19,282,000	$18,002,000	$-	$37,284,000
Gross profit	6,562,000	7,336,000	-	13,898,000
GM %	34%	41%	-	37%
Operating expenses	6,183,000	6,856,000	1,381,000	14,420,000
(Gain) loss on sale of assets	-	-	60,000	60,000
Operating income (loss)	379,000	480,000	(1,441,000)	(582,000)

Depreciation and amortization	970,000	257,000	11,000	1,238,000
Capital expenditures	575,000	338,000	69,000	982,000

Intangibles, net	467,000	196,000	324,000	987,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$20,445,000	$8,078,000	$574,000	$29,097,000

Results of Operations for the Fiscal Year Ended September 30,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$23,686,000	$19,756,000	$-	$43,442,000
Gross profit	8,010,000	7,593,000	-	15,603,000
GM %	34%	38%	-	36%
Operating expenses	6,239,000	6,619,000	2,070,000	14,928,000
(Gain) loss on sale of assets	(4,000)	-	-	(4,000)
Operating income (loss)	1,775,000	974,000	(2,070,000)	679,000

Depreciation and amortization	949,000	249,000	69,000	1,267,000
Capital expenditures	1,503,000	432,000	109,000	2,044,000

Intangibles, net	517,000	230,000	320,000	1,067,000
Goodwill	959,000	4,939,000	-	5,898,000
Total assets	$17,397,000	$8,325,000	$647,000	$26,369,000

Revenue

Revenue for the fiscal year ended September 30, 2017 was $37.3 million, a decrease of $6.1 million or 14% from the $43.4 million of revenue recorded in 2016.

Revenue in our Optics segment for the 12 months ended September 30, 2017 decreased 19% to $19.3 million from $23.7 million in 2016 due to a reduction of orders resulting from production adjustments by two of our largest customers in our Optics segment. We anticipate both of these customers to increase their orders in fiscal year 2018.

Contract Research segment revenue decreased 9% to $18.0 million in the year ended September 30, 2017, from $19.8 million in the same period in 2016, largely resulting from the presidential administration transition during the year. Both contract awards and funding were significantly delayed during this transitional time, although we believe these delays will not continue in 2018. The contract revenue backlog increased to $33.2 million at September 30, 2017, up from the September 30, 2016 level of $30 million. The current backlog is comprised of approximately 51% SBIR contracts, which is slightly higher than the 48% SBIR contracts in the backlog at September 30, 2016. The Contract Research segment continues to seek to limit reliance on the SBIR program and the limited number of government agencies that currently contract for its research, as well as to diversify its contracting sources including contracting with commercial businesses. During the twelve months ended September 30, 2017 and 2016, the contract research segment generated $1.8 million and $0.6 million, respectively, in commercial revenue.

The Biomedical segment is engaged in development of a tissue sealant product through its Xcede joint venture and currently has no revenue.

Gross Profit

Gross profit for the year ended September 30, 2017 decreased $1.7 million, or 11%, to $13.9 million from the prior year amount of $15.6 million. Gross profit as a percentage of revenue increased to 37% in 2017 from 36% in 2016.

The Optics segment’s gross profit as a percentage of revenue in fiscal year 2017 remained constant with fiscal year 2016 at 34%. The gross profit in fiscal year 2017 was $6.6 million, a reduction of $1.4 million, or 18%, as a result of the lower revenue during the 12 months ended September 30, 2017.

Gross profit as a percent of revenue for the Contract Research segment improved to 41% in fiscal year 2017, compared to 38% in fiscal year 2016 as a result of an increase in the sales of commercial products during fiscal year 2017, which carry a stronger profit margin. Gross profit dollars in this segment decreased slightly to $7.3 million during fiscal year 2017 from $7.6 million in the same period in 2016 due to the lower revenue in fiscal 2017.

Operating Expenses

Operating expenses were reduced in fiscal year 2017 to $14.5 million, or 39% of revenue, a decrease of $0.4 million from $14.9 million in fiscal year 2016.

Operating expenses within the Optics segment remained at $6.2 million in fiscal year 2017, approximately the same as in fiscal year 2016, through a conscious effort by the business units to control expenses within the segment, in response to the segment’s decreased revenue in 2017. The percent of SG&A to revenue increased to 32% in the 12 months ended September 30, 2017, up from 26% of revenue in 2016. The percentage increase was due to the lower revenue in 2017.

Operating expenses within the Contract Research segment increased to $6.9 million, or 38% of revenue, in fiscal year 2017 from $6.6 million, or 34% of revenue, in the prior year. The increase in SG&A expenses in fiscal year 2017 can be attributed to both increased corporate costs and facility costs in 2017.

Operating expenses in the Biomedical segment in fiscal year 2017 were approximately $1.4 million as compared to $2.1 million in fiscal year 2016. The $0.7 million decrease in expenses year over year was primarily the result of overall cost savings in 2017 as compared to 2016. This decrease was partially offset by increased expenses incurred as a result of the Cook development agreement, as well as higher accounting and audit fees related to Xcede.

Net Interest Expense

Net interest expense decreased 28% to $0.2 million in fiscal year 2017 from $0.3 million in fiscal year 2016, primarily as a result of the conversion of the Xcede notes into common stock in the first quarter of 2017.

Income Tax Expense (Benefit)

Total income tax expense was a benefit of $2,741,000 in fiscal 2017 as compared to an expense of $51,000 in fiscal 2016. As a result of the conversion of the Xcede convertible notes and accrued interest to preferred stock in November 2016, the Company’s ownership percentage in Xcede decreased to less than 80%. Based on this ownership percentage, beginning in fiscal year 2017, Xcede is no longer included in the Company’s consolidated federal tax return and the Company can no longer offset taxable income or share net operating losses with Xcede. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million recorded during the quarter ending December 31, 2016. Based upon Xcede’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s consolidated state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a full valuation allowance against these deferred tax assets.

Net Income

As a result of the items mentioned previously, our net income for the year ended September 30, 2017 was $1.9 million, compared to a net income of $0.3 million in the prior year.

Our net income includes losses of approximately $1.4 million and $2.1 million in the years ended September 30, 2017 and 2016, respectively, from our Biomedical segment.

Liquidity and Capital Resources

Liquidity Overview

Our net cash as of September 30, 2017 was $2.4 million, which was a decrease of $0.2 million, as compared to $2.6 million at September 30, 2016. The cash reduction was primarily the result of payments to reduce debt.

We believe our cash on hand and borrowing capacity under our revolving line of credit will be sufficient to fund our current debt obligations, estimated capital expenditures and working capital needs for the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1.5 million for fiscal year 2017 versus $2.1 million for fiscal year 2016.

In fiscal year 2017, the principal differences between the net income of $1.9 million and net cash provided of $1.5 million was due to noncash expenses related to the reduction of deferred income taxes as a result of the Xcede federal tax deconsolidation, partially offset by depreciation, stock compensation and Xcede’s R&D service expenses. Additionally, cash was used to increase our inventory balance after a slowdown in shipments to a key customer and to allow for immediate shipment of our new e-commerce website products. These were offset by increases in accounts payable due to material and equipment purchases and advances for subcontractor payments.

In fiscal year 2016, the principal differences between the net income of $0.3 million and net cash provided of $2.1 million were the stock compensation expense of $0.7 million, depreciation and amortization of $1.3 million and inventory increase of $1.1 million while changes to the short term asset and liability accounts in our balance sheet provided $0.9 million.

Cash Flows from Investing Activities

Cash flows from investing activities resulted in a use of $1.0 million for fiscal 2017 compared with a use of $1.6 million for fiscal 2016. In both fiscal 2017 and 2016, these funds were primarily used to purchase property, plant and equipment, as we continue to invest in our future operations. We currently plan on capital expenditures of approximately $2.0 million during fiscal year 2018 for expansion into new customer markets within our existing segments.

Cash Flows from Financing Activities

Cash flows from financing activities used $0.7 million of net cash in fiscal 2017, primarily through the payments of our loans and capital leases. Cash flows from financing activities generated $0.9 million of net cash in fiscal 2016, primarily through our Xcede joint venture which raised $0.8 million in convertible notes in 2016. We have the full $4.0 million available under our line of credit with Middlesex Savings Bank at September 30, 2017.

Terms of Outstanding Indebtedness

As of September 30, 2017, Dynasil is in compliance with the terms of all of its outstanding indebtedness. As of such date, we had total indebtedness consisting of:

•	$1.4 million senior debt term loan with Middlesex Saving Bank, subject to the terms and conditions of the Middlesex Savings Bank Loan Agreement;

•	approximately $0.9 million of subordinated debt owed to Massachusetts Capital Resource Company;

•	approximately $0.5 million of Xcede Notes Payable to Cook Biotech Inc.;

•	approximately $0.1 million of equipment loan financing;

•	approximately $0.2 million of Notes Payable to two government agencies; and

•	approximately $0.5 million of the November 2016 $1.2 million commitment made to Xcede which is still outstanding and will be funded over the next six months.

The following is a summary of the terms of the existing loan agreement in place with our senior lender, Middlesex Savings Bank, the terms of subordinated debt owed to Massachusetts Capital Resources Company and the terms of subordinated debt owed by Xcede to Cook Biotech Inc.

Middlesex Savings Bank Loan Agreement

On May 1, 2014, Dynasil entered into a loan and security agreement (the “Bank Loan Agreement”) and line of credit note (the “Note”) with Middlesex Savings Bank pursuant to which Middlesex agreed to provide up to $4 million, subject to the availability restrictions described below, under a revolving line of credit loan to Dynasil for general corporate purposes. The Bank Loan Agreement provided that the loan expired on May 1, 2017, at which time all outstanding principal and unpaid interest was to become due and payable.

On May 16, 2017, the Company and Middlesex Savings Bank entered in an agreement to extend the terms of the existing line of credit and term loan from May 2017 to May 2020 at which time all outstanding principal and unpaid interest will be due and payable. Additionally, the Company and Middlesex Savings Bank entered into an annual $1.0 million equipment line of credit agreement in which the outstanding balance will be converted into a five year term note on the one year anniversary. As of September 30, 2017, no amounts were outstanding under either the revolving or equipment lines of credit with Middlesex Bank.

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

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil, at the close of each fiscal quarter, to maintain a Debt Service Coverage ratio, as defined, of at least 1.20 to 1.00 and a Maximum Leverage Ratio, as defined, of less than 3.00 to 1.00, both on a trailing four quarter basis.

The Bank Loan Agreement was amended on September 29, 2015 to allow the Company to repay up to $3 million of the subordinated debt owed Massachusetts Capital Resources Company (“MCRC”) and also provide for the Company, if it meets certain conditions, to convert up to $2 million of the advances under the line of credit to a fixed rate note with the principal amortizing monthly over a five year term. On February 1, 2016, the Company converted $2 million of its outstanding advances under the line of credit note to a fixed rate, five-year term note bearing at an annual interest rate of 4.5%. As of September 30, 2017 approximately $1.4 million was outstanding.

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

On December 15, 2016, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company (MCRC) to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2017. Such amendment also extended the maturity date from July 31, 2018 to July 31, 2019. The Company is seeking to amend and reinstate the interest only payment requirements as well as extend the note until July 31, 2020 to allow it to use the cash to invest in capital equipment in fiscal 2018.

Under the terms of the Agreement and a Subordination Agreement dated July 31, 2012, MCRC and any successor holder of the Subordinated Note have agreed that the payment of the principal of and interest on the Subordinated Note is subordinated in right of payment, to the prior payment in full of all indebtedness of the Company for money borrowed from banks or other institutional lenders at any time outstanding.

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

The Agreement also provides for events of default customary for agreements of this type, including, but not limited to, non-payment, breach of covenants, insolvency and defaults on other debt. Upon an event of default, MCRC may elect to declare all obligations (including principal, interest and all others amounts payable) immediately due and payable, which will occur automatically if the Company becomes insolvent.

Note Purchase Agreement – Cook Biotech, Inc. and Xcede

In November 2016, Xcede entered into an additional Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook Biotech, Inc. (Cook), in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. As of September 30, 2017, Xcede had $0.5 million of outstanding indebtedness owed to Cook.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, valuation of long-lived assets, intangible assets and goodwill, estimating allowances for doubtful accounts receivable, stock-based compensation, valuation of inventory, and accounting for income taxes.

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

Step one of the impairment testing compares the carrying value of a reporting unit to its fair value. The carrying value represents the net book value of the net assets of the reporting unit or simply the equity of the reporting unit if the reporting unit is the entire entity. If the fair value of the reporting unit is greater than its carrying value, no impairment has been incurred and no further testing or analysis is necessary. We estimate fair value using a discounted cash flow methodology which calculates fair value based on the present value of estimated future cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. Assumptions by management are necessary to evaluate the impact of operating and economic changes. Our evaluation includes assumptions on future growth rates and cost of capital that are consistent with internal projections and operating plans. The use of different assumptions or estimates for future cash flows could produce different results. We regularly assess the estimates based on the actual performance of each reporting unit.

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires us to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. With respect to our annual goodwill impairment testing performed during the fourth quarter of fiscal year 2017, step one of the testing determined the estimated fair value of RMD and Hilger exceeded their carrying values. Accordingly, we concluded that no impairment had occurred and no further testing was necessary.

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

There was no impairment charge during the years ended September 30, 2017 and 2016.

Intangible Assets

Our intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and provisionally patented technologies within Dynasil Biomedical Corp.

We estimate the fair value of indefinite-lived intangible assets using an income approach, and recognize an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value. During the fourth quarter of fiscal year 2017, we conducted our annual impairment review of indefinite-lived intangible assets and concluded the fair value exceeded the carrying value.

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

We amortize our intangible assets with definitive lives over their useful lives, which range from 5 to 15 years, based on the time period we expect to receive the economic benefit from these assets.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. As a result of the conversion of the Xcede convertible notes in November 2016, our ownership percentage in Xcede decreased to less than 80%. Based on this ownership percentage, beginning with the year ended September 30, 2017, Xcede is no longer included in the consolidated federal tax return and the Company can no longer offset taxable income or share net operating losses with Xcede. The tax accounting impact, including the assessment on the valuation allowance against the U.S. federal and state net deferred tax assets, will continue to be evaluated in subsequent periods. The valuation allowance will be addressed independently for the Company and Xcede, instead of on a consolidated basis.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to fund Xcede, results of our pre-clinical and planned clinical trials, regulatory approvals, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of hemostatic patch, clinical results of Xcede’s programs which may not support further development, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Annual Report on Form 10-K, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynasil Corporation of America and Subsidiaries

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Dynasil Corporation of America and Subsidiaries (the Company) as of September 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynasil Corporation of America and Subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts
December 20, 2017

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 and 2016

	September 30,	September 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$2,415,000	$2,607,000
Accounts receivable, net of allowances of $200,000 and $171,000 at September 30, 2017 and 2016, respectively	3,407,000	3,502,000
Costs in excess of billings and unbilled receivables	1,317,000	1,208,000
Inventories, net of reserves	4,326,000	3,726,000
Prepaid expenses and other current assets	973,000	1,078,000
Total current assets	12,438,000	12,121,000

Property, Plant and Equipment, net	7,032,000	7,223,000

Other Assets
Intangibles, net	987,000	1,067,000
Deferred tax asset, net	2,642,000	-
Goodwill	5,940,000	5,898,000
Security and other deposits	58,000	60,000
Total other assets	9,627,000	7,025,000

Total Assets	$29,097,000	$26,369,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$2,007,000	$2,477,000
Capital lease obligations, current portion	91,000	105,000
Convertible notes	-	3,085,000
Accounts payable	2,380,000	1,627,000
Deferred revenue	129,000	238,000
Accrued expenses and other liabilities	2,667,000	2,955,000
Total current liabilities	7,274,000	10,487,000

Long-term Liabilities
Long-term debt, net of current portion	1,045,000	736,000
Capital lease obligations, net of current portion	81,000	173,000
Deferred tax liability, net	234,000	263,000
Other long-term liabilities	38,000	43,000
Total long-term liabilities	1,398,000	1,215,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 and 2016 (Continued)

	September 30,	September 30,
	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,893,763 and 17,677,284 shares issued, 17,083,603 and 16,867,124 shares outstanding at September 30, 2017 and 2016, respectively	9,000	9,000
Additional paid in capital	21,406,000	20,128,000
Accumulated other comprehensive income (loss)	(539,000)	(699,000)
Accumulated deficit	(919,000)	(3,479,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	18,971,000	14,973,000
Noncontrolling interest	1,454,000	(306,000)
Total stockholders' equity	20,425,000	14,667,000

Total Liabilities and Stockholders' Equity	$29,097,000	$26,369,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2017 and 2016

	2017	2016
Net revenue	$37,284,000	$43,442,000
Cost of revenue	23,386,000	27,839,000
Gross profit	13,898,000	15,603,000

Operating expenses:
Sales and marketing	1,152,000	1,153,000
Research and development	903,000	998,000
General and administrative	12,365,000	12,777,000
(Gain) loss on sale of assets	60,000	(4,000)

Total operating expenses	14,480,000	14,924,000
Income (loss) from operations	(582,000)	679,000
Interest expense, net	212,000	294,000
Income (loss) before taxes	(794,000)	385,000
Income tax (benefit)	(2,741,000)	51,000
Net income (loss)	1,947,000	334,000
Less: Net loss attributable to noncontrolling interest	(246,000)	(354,000)
Net income (loss) attributable to common stockholders	$2,193,000	$688,000

Net income (loss)	$1,947,000	$334,000
Other comprehensive income (loss):
Foreign currency translation	160,000	(809,000)
Total comprehensive income (loss)	2,107,000	(475,000)
Less: comprehensive income (loss) attributable to noncontrolling interest	(246,000)	(354,000)
Total comprehensive income (loss) attributable to common stockholders	$2,353,000	$(121,000)

Basic net income (loss) per common share	$0.13	$0.04
Diluted net income (loss) per common share	$0.13	$0.04

Weighted average shares outstanding
Basic	16,909,412	16,657,563
Diluted	16,911,504	16,693,501

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2017 and 2016

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2015	17,368,738	$9,000	$19,650,000	$110,000	$(4,167,000)	810,160	$(986,000)	$(188,000)	$14,428,000
Issuance of shares of common stock under employee stock purchase plan	13,742	-	16,000	-	-	-	-	-	16,000

Stock-based compensation costs	294,804	-	462,000	-	-	-	-	236,000	698,000

Foreign currency translation adjustment	-	-	-	(809,000)	-	-	-	-	(809,000)

Net loss	-	-	-	-	688,000	-	-	(354,000)	334,000
Balance, September 30, 2016	17,677,284	$9,000	$20,128,000	$(699,000)	$(3,479,000)	810,160	$(986,000)	$(306,000)	$14,667,000

Issuance of shares of common stock under employee stock purchase plan	16,058	-	17,000	-	-	-	-	-	17,000

Stock-based compensation costs	200,421	-	424,000	-	-	-	-	32,000	456,000

Stock options issued to settle liabilities	-	-	75,000	-	-	-	-	-	75,000

Recapitalization of Xcede	-	-	762,000	-	367,000	-	-	1,974,000	3,103,000

Foreign currency translation adjustment	-	-	-	160,000	-	-	-	-	160,000

Net income	-	-	-	-	2,193,000	-	-	(246,000)	1,947,000
Balance, September 30, 2017	17,893,763	$9,000	$21,406,000	$(539,000)	$(919,000)	810,160	$(986,000)	$1,454,000	$20,425,000

The accompanying notes are an integral part of these consolidated financial statements

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,947,000	$334,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	456,000	698,000
Foreign exchange loss (gain)	(19,000)	143,000
Depreciation and amortization	1,238,000	1,267,000
Deferred income taxes	(2,677,000)	57,000
Disposal loss (gain)	60,000	(4,000)
Non-cash R&D services	306,000	-
Other	142,000	326,000
Other changes in assets and liabilities:
Accounts receivable, net	91,000	(271,000)
Inventories	(610,000)	(1,080,000)
Costs in excess of billings and unbilled receivables	(109,000)	310,000
Prepaid expenses and other assets	243,000	8,000
Accounts payable	748,000	(176,000)
Accrued expenses and other liabilities	(218,000)	368,000
Deferred revenue	(110,000)	129,000
Net cash from operating activities	1,488,000	2,109,000

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3,000	4,000
Purchases of property, plant and equipment	(913,000)	(1,514,000)
Purchases of intangibles	(69,000)	(102,000)
Net cash from investing activities	(979,000)	(1,612,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,000	16,000
Net proceeds from issuance of convertible notes	-	840,000
Principal payments on capital leases	(106,000)	(118,000)
Proceeds from (payments of) line of credit, net	-	545,000
Payments on long-term debt	(621,000)	(349,000)
Net cash from financing activities	(710,000)	934,000

Effect of exchange rates on cash and cash equivalents	9,000	(119,000)

Net change in cash and cash equivalents	(192,000)	1,312,000

Cash and cash equivalents, beginning	$2,607,000	$1,295,000
Cash and cash equivalents, ending	$2,415,000	$2,607,000

Supplemental Disclosure of Cash Flow Information – Note 15

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries: Optometrics Corporation (“Optometrics”), Evaporated Metal Films Corporation (“EMF”), Radiation Monitoring Devices, Inc. (“RMD”), Hilger Crystals, Ltd (“Hilger”) and Dynasil Biomedical Corp (“Dynasil Biomedical”). Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of September 30, 2017, Dynasil Biomedical owned 61% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 61% ownership includes preferred stock with a liquidation preference, and as a result, for reporting purposes only, common stock ownership is used in the allocation of noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. All significant intercompany transactions and balances have been eliminated.

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

Revenue from research and development activities is derived generally from the following types of contracts: reimbursement of costs plus fees, fixed price or time and material type contracts. Government funded services revenue from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the contracts’ fixed fees. Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenue from time and materials contracts are recognized as costs are incurred at amounts represented by agreed billing amounts. Recognition of losses on projects is taken as soon as the loss is reasonably determinable. The Company has an accrual for contract losses in the amount of $110,000 as of September 30, 2017 and 2016.

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

SEPTEMBER 30, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been minimal, within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any significant customers could have a material adverse effect on the collectability of accounts receivable and future operating results. When all collection efforts have failed and it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales. The amounts billed for shipping and included in net revenue were approximately $45,000 and $49,000 for the years ended September 30, 2017 and 2016, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, direct project costs, supplies and other related costs. Substantially all the Contract Research segment’s cost of revenue relates to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2017 and 2016 were $10.7 million and $12.2 million, respectively. Research and development for our other businesses totaled $0.9 million and $1.0 million in fiscal years 2017 and 2016, respectively.

Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consists of actual costs incurred plus fees in excess of billings at contractual rates.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within operating expenses on the consolidated statements of operations. Such costs aggregated approximately $0.3 and $0.2 million for the years ended September 30, 2017 and 2016, respectively. Xcede capitalizes patent costs, which equaled $0.1 million for the years ended September 30, 2017 and 2016.

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

SEPTEMBER 30, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or at fair market value for assets acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of assets for financial reporting purposes are as follows: building and improvements, 8 to 25 years; machinery and equipment, 5 to 20 years; office furniture and fixtures, 5 to 10 years; transportation equipment, 5 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Goodwill

The Company annually assesses goodwill impairment at the end of the fourth quarter of the fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit. The reporting units with goodwill have been determined to be RMD, which is the Contract Research reportable segment, and Hilger, which is a component of the Optics reportable segment. The Company compares the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value is less than its carrying value, then the Company performs a second step and determines the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge is recorded to earnings.

To determine the fair value of each of the reporting units as a whole, the Company uses a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flow analyses are based on financial forecasts developed internally by management. The discount rate assumptions are based on an assessment of the Company’s risk adjusted discount rate applicable for each reporting unit. In assessing the reasonableness of the determined fair values of the reporting units, the Company evaluates its results against its current market capitalization.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (continued)

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

If an impairment indicator occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows, including proceeds from the disposition of the asset. The Company groups its long-lived assets for this purpose at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended September 30, 2017 and 2016 was approximately $117,000 and $105,000, respectively.

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

Dynasil Corporation of America and its wholly owned U.S. subsidiaries file a consolidated federal income tax return and various state returns. The Company’s U.K. subsidiary files tax returns in the U.K. Prior to November 18, 2016, the Company’s subsidiary, Xcede was included in the federal and state tax returns filed by Dynasil. On November 18, 2016, Dynasil’s ownership in Xcede was reduced to less than 80%. As a result, Xcede is no longer included in Dynasil’s federal consolidated tax return and will file a separate federal return. Xcede will continue to be included in the Dynasil consolidated state tax filings pursuant to the respective state tax requirements.

In assessing the ability to realize the net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and projections of future taxable income, to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company will no longer be able to offset taxable income with Xcede’s current or cumulative net operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the year ended September 30, 2017. Going forward, as the Company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets. Based Xcede’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a valuation allowance against these deferred tax assets.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of September 30, 2017 and 2016, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

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

For purposes of computing diluted earnings per share for the years ended September 30, 2017 and 2016, no common stock options were included in the calculation of dilutive shares as all of the 196,769 and 123,147 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion would be anti-dilutive.

The computations of the weighted shares outstanding for the years ended September 30 are as follows:

	2017	2016
Weighted average shares outstanding
Basic	16,909,412	16,657,563
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	2,092	35,938
Dilutive Average Shares Outstanding	16,911,504	16,693,501

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

SEPTEMBER 30, 2017 and 2016

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

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2017 and 2016, approximately $863,000 and $1,159,000 or 25% and 32% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Hilger also maintains cash and cash equivalents at a financial institution in the U.K. Accounts at this institution are insured by the Financial Services Compensation Scheme, the U.K.’s deposit guarantee scheme, up to £75,000. At September 30, 2017 and 2016, the Company's uninsured bank balances totaled approximately $1,930,000 and $2,031,000, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15 which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The Company adopted this ASU in the fourth quarter of fiscal 2017 and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for the Company beginning in fiscal 2018. The Company adopted this ASU in fiscal 2017 and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This amendment will be effective for the Company in the fiscal year beginning October 1, 2017. The Company has elected to adopt this change on a prospective basis. Upon adoption, the cumulative impact of this policy change to retained earnings will not be material to the consolidated balance sheet. Once adopted, the consolidated statements of cash flows will present any excess tax benefits as a cash flow from operating activities. The adoption of the standard is not expected to have a material impact on income tax expense.

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

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. The Company is evaluating the recently issued guidance on practical expedients in order to select a transition method. At this time, the Company plans to adopt this standard through the modified retrospective approach. The Company is also assessing the impact that ASU 2014-09 will have on its consolidated financial statements and disclosures. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

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

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This new guidance is effective for the Company beginning in fiscal 2020, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements with the intention to adopt this ASU in fiscal year 2018.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ deficit.

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

In November 2016, Dynasil committed to invest $1.2 million of cash into Xcede over the following 18 months, of which $0.6 million has been invested as of September 30, 2017 in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.6 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $1.9 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $1.9 million, approximately $1.6 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 3 – Xcede Technologies, Inc. Joint Venture (continued)

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede would be distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of September 30, 2017, the liquidation value of the Series B Preferred would be approximately $0.8 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of September 30, 2017, DBM owned approximately 61% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

Due to the issuance of Preferred Stock, DBM’s ownership percentage in Xcede decreased to less than 80%. Based on this ownership percentage, beginning in fiscal year 2017, Xcede is no longer included in the Dynasil consolidated federal tax return and the Company is no longer able to offset taxable income or benefit from net operating losses and other tax attributes related to Xcede.

As previously disclosed, in January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“Cook”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of the Xcede Patch. In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook, in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The note is recorded at fair value net of unamortized discount based on an imputed interest rate of 5.4%. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede will recognize research and development expense as the related services are performed by Cook. There was approximately $306,000 of research and development expense recognized during the twelve months ended September 30, 2017.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 4 – Inventories

Inventories, net of reserves, at September 30, 2017 and 2016, consisted of the following:

	2017	2016
Raw Materials	$2,540,000	$1,938,000
Work-in-Process	798,000	834,000
Finished Goods	988,000	954,000
	$4,326,000	$3,726,000

Note 5 - Property, Plant and Equipment

Property, plant and equipment, at September 30, 2017 and 2016, consist of the following:

	2017	2016
Land	$161,000	$157,000
Building and improvements	3,474,000	3,429,000
Machinery and equipment	12,318,000	11,530,000
Office furniture and fixtures	987,000	832,000
Transportation equipment	53,000	53,000
	16,993,000	16,001,000
Less accumulated depreciation	(9,961,000)	(8,778,000)
	$7,032,000	$7,223,000

Depreciation expense for the years ended September 30, 2017 and 2016 was $1,134,000 and $1,097,000, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 6 – Intangible Assets

Intangible assets, at September 30, 2017 and 2016, consist of the following:

	Useful	Gross	Accumulated
September 30, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$737,000	$551,000	$186,000
Know How	15	512,000	316,000	196,000
Trade Name	Indefinite	281,000	-	281,000
Patents	15	333,000	9,000	324,000
Biomedical Technologies	5	260,000	260,000	-
		$2,123,000	$1,136,000	$987,000

	Useful	Gross	Accumulated
September 30, 2016	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$718,000	$473,000	$245,000
Know How	15	512,000	282,000	230,000
Trade Name	Indefinite	272,000	-	272,000
Patents	15	326,000	6,000	320,000
Biomedical Technologies	5	260,000	260,000	-
		$2,088,000	$1,021,000	$1,067,000

Amortization expense for both the years ended September 30, 2017 and 2016 was $104,000 and $170,000, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Acquired Customer Base	$80,000	$80,000	$26,000	$-	$-	$-	$186,000
Know How	34,000	34,000	34,000	34,000	34,000	26,000	196,000
Patents	11,000	11,000	11,000	11,000	11,000	162,000	217,000
	$125,000	$125,000	$71,000	$45,000	$45,000	$188,000	$599,000

As of September 30, 2017, Xcede has $107,000 in capitalized patent costs related to patents that have not been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 7 – Goodwill

The changes to goodwill during the years ended September 30, 2017 and 2016 are summarized as follows:

	Contract Research	Optics	Total
Goodwill at September 30, 2015	$4,939,000	$1,192,000	$6,131,000
Currency translation on Hilger Crystals	-	(233,000)	(233,000)
Goodwill at September 30, 2016	$4,939,000	$959,000	$5,898,000
Currency translation on Hilger Crystals	-	42,000	42,000
Goodwill at September 30, 2017	$4,939,000	$1,001,000	$5,940,000

With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2017, step one of the testing determined the estimated fair value of RMD (included in the Contract Research segment) and Hilger (included in the Optics segment) reporting units exceeded their carrying value by more than 20%. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 8 – Debt

As of September 30, 2017, the Company is in compliance with the financial covenants included in its outstanding indebtedness.

Senior Debt

On May 1, 2014, the Company entered into a loan and security agreement (the “Bank Loan Agreement”) and line of credit note (the “Note”) with Middlesex Savings Bank, pursuant to which it agreed to provide up to $4.0 million, subject to the availability restrictions described below, under a revolving line of credit loan to the Company for general corporate purposes. The original Bank Loan Agreement provided that the loan expired in May of 2017.

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

The Bank Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy, change of management, as defined, and the occurrence of a material adverse change, as defined.

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

On February 1, 2016, the Company entered into a $2.0 million Term Note with Middlesex Savings Bank (“Term Note”). The Company converted $2.0 million of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a new five-year term note bearing interest at the fixed annual rate of 4.5%. As of September 30, 2017, the outstanding principal balance of the Term Note is $1.4 million.

The Bank Loan Agreement, the Note and the Term Note are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) sixty-five percent (65%) of Dynasil’s equity interests in its U.K. subsidiary, Hilger Crystals, Ltd. Under the Note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory. The interest rate under the Note is equal to the Prime Rate, but in no event less than 3.25%. As of September 30, 2017, there were no outstanding borrowings and the total availability under the Company’s line of credit was $4.0 million.

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

SEPTEMBER 30, 2017 and 2016

Note 8 – Debt (continued)

Subordinated Debt (continued)

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

Effective October 1, 2015, in connection with a prepayment of $2.0 million of the Subordinated Note, MCRC agreed to adjust the interest rate to 6% per annum and to amend the principal repayment terms such that beginning on September 30, 2016, the Company would redeem monthly, without premium, $43,478 in principal amount of Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed through and including July 31, 2018.

On December 15, 2016, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2017. Such amendment also extended the maturity date from July 31, 2018 to July 31, 2019.

Other Debt

The Company’s RMD and Optometrics subsidiaries entered into equipment financing notes payable in connection with the purchase of certain equipment. Optometrics entered into equipment financing notes payable with two government agencies for up to $0.5 million. The notes bear interest at 5% to 5.25% and are repayable in monthly installments over a five year period. RMD entered into equipment financing notes payable with a private equipment funding source. The notes bear interest at 8.7% to 14.59% and are repayable in monthly installments through July 2019.

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

In November 2016, Xcede entered into an additional Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook Biotech, Inc. (Cook), in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. As of September 30, 2017, Xcede had $0.5 million of outstanding indebtedness owed to Cook. The note was recorded at fair value at issuance net of unamortized discount based on an imputed interest rate of 5.4%.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 8 – Debt (continued)

Debt at September 30, 2017 and 2016 is summarized as follows:

	2017	2016
Term note payable to Middlesex Savings Bank. The note payable to Middlesex is due in monthly installments of $37,000 for principal and interest through February 2021. The interest rate is 4.52% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	$1,415,000	$1,790,000

Note payable to Town of Ayer Industrial Development Finance Authority (Ayer) for an equipment line of credit made with Dynasil subsidiary Optometrics. The note payable to Ayer is due in monthly installments totaling $17,000 per year and will be amortized over ten years with a balloon payment at five years from the date of the note. The interest rate is 5.00%. The note is secured by an interest in the equipment purchased with the line.	141,000	158,000

Note payable to Massachusetts Development Finance Agency (MDFA) for promissory note made with Dynasil subsidiary Optometrics. The note payable to MDFA is due in monthly installments of $6,000 for principal and interest through March, 2019. The interest rate is 5.25%. The note is secured by an interest in substantially all of Optometric's personal property.	107,000	168,000

Convertible notes issued by Xcede, a 61% owned subsidiary, payable on demand after June 30, 2017. The interest rate was 5.00%. The notes and accrued interest were converted into equity in Xcede in November 2016 (See Note 3 - Xcede Technologies, Inc. Joint Venture).	-	3,085,000

Subordinated note payable to Massachusetts Capital Resource Company in monthly installments through October 2017 for interest only, during which Dynasil also made three principal payments. The interest rate is fixed at 6.00%. The note is due on July 31, 2019.	870,000	957,000

Note payable to Leaf Capital Funding, LLC (Leaf) for equipment financing with Dynasil subsidiary RMD. The note payable to Leaf is due in monthly installments of $7,000 for principal and interest through February 2018. The interest rate is 14.59%. The note is secured by an interest in the financed equipment.	32,000	100,000

Note payable to Leaf Capital Funding, LLC (Leaf) for equipment financing with Dynasil subsidiary RMD. The note payable to Leaf is due in monthly installments of $1,000 for principal and interest through July 2019. The interest rate is 8.70%. The note is secured by an interest in the financed equipment.	29,000	43,000

Xcede Note agreement with Cook Biotech Inc. to fund pre-clinical testing for Xcede. Credit draw not to exceed $1.5 million, in three draws of $500,000 upon satisfaction of conditions in Note Agreement. Note bears interest at a rate of 2% and is secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement. The note was recorded at inception at fair value net of unamortized discount based on an imputed interest rate of 5.4%.	458,000	-

Total Debt	$3,052,000	$6,301,000
Less current portion	(2,007,000)	(2,477,000)
Less convertible notes	-	(3,085,000)
Long term portion	1,045,000	739,000
Less unamortized debt issuance costs	-	(3,000)
Long term portion less unamortized debt issuance costs	$1,045,000	$736,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 8 – Debt (continued)

The aggregate maturities of debt based on the payment terms of the agreement are as follows:

For the years ending on September 30:
2018	$983,000
2019	997,000
2020	429,000
2021	185,000
2022	-
Thereafter	458,000
$3,052,000

Unamortized debt issuance costs of $64,000 and $64,000 are net of accumulated amortization of $64,000 and $61,000 at September 30, 2017 and 2016, respectively. Amortization expense for the years ended September 30, 2017 and 2016 was $3,000 and $9,000, respectively, and included in interest expense.

Note 9 – Income Taxes

Income (loss) before the provision (benefit) for income taxes consists of the following:

	2017	2016
US	$(626,000)	$(503,000)
Foreign	(168,000)	888,000
Total	$(794,000)	$385,000

The provision (benefit) for income taxes in the accompanying consolidated financial statements consists of the following:

	2017	2016
Current
Federal	$6,000	$-
State	13,000	3,000
Foreign	(83,000)	(9,000)
	$(64,000)	$(6,000)

Deferred
Federal	$(2,642,000)	$-
State	-	-
Foreign	(35,000)	57,000
	(2,677,000)	57,000
Income tax expense (benefit)	$(2,741,000)	$51,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 9 – Income Taxes (continued)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	2017	2016

Tax due at statutory rate	34.00%	34.00%

State tax provision, net of federal	-3.49%	9.13%
Valuation allowance	-78.87%	93.66%
Valuation allowance release	380.61%	0.00%
Foreign tax credits	29.34%	-77.28%
Foreign rate differential and other	-16.54%	-46.39%
Total	345.05%	13.12%

Net deferred tax assets (liabilities) consisted of the following at September 30, 2017:

	Domestic	Foreign	Worldwide

Credits	$1,456,000	$-	$1,456,000
NOLs	3,750,000	26,000	3,776,000
Stock compensation	205,000	-	205,000
Accruals	352,000	-	352,000
Intangibles	5,000	-	5,000
Other	140,000	-	140,000
Gross deferred tax assets	5,908,000	26,000	5,934,000

Valuation allowance	(2,342,000)	-	(2,342,000)
Deferred tax assets, net	3,566,000	26,000	3,592,000

Depreciation	(902,000)	(181,000)	(1,083,000)
Intangibles	(22,000)	(79,000)	(101,000)
Gross deferred tax liabilities	(924,000)	(260,000)	(1,184,000)

Net deferred tax asset (liability)	$2,642,000	$(234,000)	$2,408,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 9 – Income Taxes (continued)

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

As a result of the conversion of the Xcede convertible notes and accrued interest to preferred stock in November 2016 (see Note 3), the Company’s ownership percentage in Xcede decreased to less than 80%. Xcede, therefore, will no longer be included in Dynasil’s federal consolidated tax return and will file a separate federal return. Xcede will continue to be included in the Dynasil consolidated state tax filings pursuant to the respective state tax requirements.

As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company will no longer be able to offset taxable income with Xcede’s current or cumulative net operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the twelve months ended September 30, 2017. Going forward, as the Company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets. Based upon the Xcede’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a valuation allowance against these deferred tax assets.

The tax accounting impact, including the assessment on the valuation allowance against the U.S. federal and state net deferred tax assets, will be evaluated in subsequent periods. The valuation allowance will continue to be addressed independently for the Company and Xcede, instead of on a consolidated basis. The net change in the valuation allowances for the years ending September 30, 2017 and 2016 was ($2.4) million and $0.4 million, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 9 – Income Taxes (continued)

As of September 30, 2017 and 2016, the Company has federal net operating losses of $8.1 and $7.1 million, respectively. As of September 30, 2017 and 2016, the Company has state net operating losses of $16.9 million and $15.2 million, respectively. The federal and state net operating losses begin expiring in 2025 and 2029, respectively. At September 30, 2017 and 2016, the Company has foreign net operating loss carryforwards of approximately $151,000 and $146,000, respectively which can be carried forward indefinitely.

As of September 30, 2017 and 2016, the Company has federal research credits of $1.4 million and $1.5 million, respectively. The federal credits begin expiring in fiscal year 2026. As of September 30, 2017 and 2016, the Company has state research credits of $70,000 and $93,000, respectively. The state credits begin expiring in fiscal year 2027.

As of September 30, 2017 and 2016, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and the United Kingdom. At September 30, 2017, domestic tax years from fiscal 2011 through fiscal 2017 remain open to examination by the taxing authorities and tax years 2014 through 2017 remain open in the United Kingdom.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 10 – Stockholders’ Equity

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996, 1999 and 2010 (the “Plans”) which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock. The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum number of shares of common stock which may be issued under the 2010 Stock Incentive Plan is 6,000,000, of which 3,372,881 and 3,646,924 shares of common stock are available for future purchases under the plan, at September 30, 2017 and 2016, respectively. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2020.

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

The Company’s Xcede joint venture adopted an Equity Incentive Plan in 2013 which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares in Xcede’s common stock. The options granted generally vest over a 3 year period. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for Company stock options. Because Xcede is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to Xcede. As of September 30, 2017, 1,624,044 options remained in this plan.

Stock compensation expense is recorded in general and administrative operating expenses and is presented below for the years ended September 30, 2017 and 2016:

	2017	2016
Stock Grants	$241,000	$322,000
Restricted Stock Grants	52,000	45,000
Option Grants	50,000	42,000
Employee Stock Purchase Plan	3,000	3,000
Subsidiary Stock Grants	-	210,000
Subsidiary Option Grants	110,000	76,000
Total	$456,000	$698,000

At September 30, 2017 there was approximately $100,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of eight months. At September

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 10 – Stockholders’ Equity (continued)

Stock Compensation (continued)

30, 2017, the Company’s Xcede joint venture had $153,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of ten months.

Restricted Stock Grants

A summary of restricted stock activity for the year ended September 30, 2017 and 2016 is presented below:

Restricted Stock Activity for the Year ended September 30, 2017	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2016	100,000	$1.73

Granted	-	-
Vested	(30,000)	$1.73
Cancelled	-	-
Nonvested and expected to vest at September 30, 2017	70,000	$1.73

Restricted Stock Activity for the Year ended September 30, 2016	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2015	27,000	$1.04

Granted	100,000	$1.73
Vested	(27,000)	$1.04
Cancelled	-	-
Nonvested and expected to vest at September 30, 2016	100,000	$1.73

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 10 – Stockholders’ Equity (continued)

Stock Option Grants

A summary of stock option activity for the years ended September 30, 2017 and 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (in Years)
Balance at September 30, 2015	58,212	2.28	1.96
Outstanding and exercisable at September 30, 2015	58,212	2.28	1.96
Granted	64,935	2.33
Exercised	-	-
Cancelled	-	-
Balance at September 30, 2016	123,147	2.30	1.69
Outstanding and exercisable at September 30, 2016	123,147	2.30	1.69
Granted	95,602	1.80
Exercised	-	-
Cancelled	(21,980)	3.03
Balance at September 30, 2017	196,769	1.98	1.64
Outstanding and exercisable at September 30, 2017	196,769	1.98	1.64

Stock options outstanding at September 30, 2017 are described as follows:

Outstanding Stock Options at September 30, 2017
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.80 - 1.99	131,834	1.79	$1.81	131,834	$1.81
2.00 - 2.33	64,935	1.34	2.33	64,935	2.33
$1.80 - 2.33	196,769	1.64	$1.98	196,769	$1.98

During the year ended September 30, 2017 95,602 stock options were granted with a grant date fair value of $1.35 and an exercise price of $1.80. During the year ended September 30, 2016, 64,935 stock options were granted with a grant date fair value of $1.75 and an exercise price of $2.33. All options vested on the grant dates and no stock options were exercised.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 10 – Stockholders’ Equity (continued)

Subsidiary Stock Option Grants

A summary of Xcede stock option activity for the years ended September 30, 2017 and 2016 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (in Years)
Balance, expected to vest, at September 30, 2015	780,258	1.00	8.85
Outstanding and exercisable at September 30, 2015	180,293	1.00	8.50
Granted	148,419	1.00
Exercised	-	-
Cancelled	(315,024)	1.00
Balance, expected to vest, at September 30, 2016	613,653	1.00	8.35
Outstanding and exercisable at September 30, 2016	320,586	1.00	8.01
Granted	810,500	1.00
Exercised	-	-
Cancelled	(48,197)	1.00
Balance, expected to vest, at September 30, 2017	1,375,956	1.00	8.70
Outstanding and exercisable at September 30, 2017	923,617	1.00	8.30

Employee Stock Purchase Plan

On September 28, 2010, the Company adopted an Amended and Restated Employee Stock Purchase Plan. The existing plan was amended to extend the termination date to September 28, 2020. The Employee Stock Purchase Plan permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 334,855 and 318,797 shares have been issued as of September 30, 2017 and 2016, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 10 – Stockholders’ Equity (continued)

Employee Stock Purchase Plan (continued)

On December 16, 2011, the Company amended the Amended and Restated Employee Stock Purchase Plan to change the maximum dollar amount of stock able to be purchased through the Plan by any employee per calendar year from $5,000 to $20,000 per calendar year. During the years ended September 30, 2017 and 2016, 16,058 shares and 13,742 shares of common stock were issued under the Plan for aggregate purchase prices of $17,118 and $15,676, respectively.

Note 11– Retirement Plans

Defined Contribution Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”) or similar laws in the United Kingdom. The Company made contributions to these plans during both the years ended September 30, 2017 and 2016 of approximately $187,000 and $179,000, respectively.

Note 12 – Lease Agreements

Capital Leases

The Company has entered into long-term capital lease agreements for purchases of various computer and telephone equipment at a weighted average interest rate of 7.7%. At September 30, 2017 and 2016, the remaining principal payments due under all capital leases were $172,000 and $278,000, respectively. Aggregate minimum annual principal obligations at September 30, 2017, under non-cancelable leases are as follows:

	2018	2019	2020	2021	2022	Total

Capital Lease Obligations	$92,000	$36,000	$28,000	$16,000	$-	$172,000

Property Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2025. One of the Company’s facilities is leased from a company controlled by the former owner of RMD, who is also a former director of the Company and the former President of the RMD subsidiary. This building is leased as a month-to-month tenancy and will continue until terminated by either the Company with not less than six months’ prior written notice or the facility’s owner with not less than three years’ prior written notice (see Note 13). Rent expense for both the years ended September 30, 2017 and 2016 amounted to $1.6 million. Future non-cancelable minimum lease payments under property leases as of September 30, 2017 are as follows:

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 12 – Lease Agreements (continued)

Property Leases (continued)

Years ending September 30,

2018	$998,000
2019	298,000
2020	171,000
2021	115,000
2022	97,000
thereafter	246,000
Total	$1,925,000

Note 13 - Related Party Transactions

During the years ended September 30, 2017 and 2016, building lease payments of $1,040,000 and $1,000,000, respectively were paid to Charles River Realty, dba Bachrach, Inc., which is owned by Gerald Entine and family. Dr. Entine is a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock.

In October 2013, the Company’s subsidiary, Dynasil Biomedical, formed Xcede Technologies, Inc., a joint venture with Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Xcede issued $5.1 million of convertible promissory notes in order to fund its operations, including $2.2 million to the Company, which were eliminated in the consolidated financial statements. Peter Sulick (Dynasil President, CEO and Director) and family members invested $1,065,000, Mr. Lawrence Fox (Dynasil Director) invested, $150,000, Dr. Zuckerman (Xcede CEO) and family invested $125,000, Dr. Hagan (Dynasil Director) invested $25,000, Kanai Shah (RMD President) invested $25,000 and Dr. Entine’s Family Trust invested $100,000 in Xcede and were issued convertible promissory notes in those original principal amounts. In November 2016, the Company converted these promissory notes into preferred stock.

As of September 30, 2017, Mr. Sulick and family own the equivalent of 12.0% of Xcede’s outstanding common stock, Mr. Fox owns the equivalent of 1.7% of Xcede’s outstanding common stock, Dr. Zuckerman and family own the equivalent of 1.4% of Xcede’s outstanding common stock, Dr. Hagan owns the equivalent of 0.3% of Xcede’s outstanding common stock, Dr. Shah owns the equivalent of 0.3% of Xcede’s outstanding common stock and Dr. Entine owns the equivalent of 1.2% of Xcede’s outstanding common stock.

Note 14 - Vendor Concentration

The Company purchased $1.4 million and $2.2 million respectively, of its raw materials from one supplier during the years ended September 30, 2017 and 2016. As of September 30, 2017 and 2016, amounts due to these suppliers included in accounts payable were $160,000 and $93,000, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 15 – Supplemental Disclosure of Cash Flow Information

	2017	2016
Cash Paid during the year for:
Interest	$174,000	$189,000

Income taxes (refunds)	$(10,000)	$(83,000)

Non cash activities:
Assets purchased under capital leases and equipment financing	$-	$427,000

Conversion of outstanding line of credit balance to term note	$-	$2,000,000

Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	$(3,103,000)	$-
Subsidiary stock options issued to settle liabilities	75,000	-
Subsidiary debt issued to fund research activities	500,000	-

Note 16 – Segment, Customer and Geographical Reporting

Segment Financial Information

Operating segments are based upon Dynasil’s internal organizational structure, the manner in which the operations are managed, the criteria used by the Chief Operating Decision Makers (CODM) to evaluate segment performance and the availability of separate financial information. Dynasil reports three reportable segments: contract research (“Contract Research”), optics (“Optics”) and biomedical (“Biomedical”). Within these segments, there is a segregation of operating segments based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. Dynasil’s Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Optics segment aggregates four operating segments – Dynasil Fused Silica, Optometrics, Hilger Crystals, and Evaporated Metal Films – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications. The Biomedical segment consists of a single operating segment, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. Dynasil Biomedical holds the Company’s stock of the Xcede joint venture which is developing a tissue sealant technology and currently has no other operations.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 16 – Segment, Customer and Geographical Reporting (continued)

The Company’s segment information is summarized below:

Results of Operations for the Fiscal Year Ended September 30,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$19,282,000	$18,002,000	$-	$37,284,000
Gross profit	6,562,000	7,336,000	-	13,898,000
GM %	34%	41%	-	37%
Operating expenses	6,183,000	6,856,000	1,381,000	14,420,000
(Gain) loss on sale of assets	-	-	60,000	60,000
Operating income (loss)	379,000	480,000	(1,441,000)	(582,000)

Depreciation and amortization	970,000	257,000	11,000	1,238,000
Capital expenditures	575,000	338,000	69,000	982,000

Intangibles, net	467,000	196,000	324,000	987,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$20,445,000	$8,078,000	$574,000	$29,097,000

Results of Operations for the Fiscal Year Ended September 30,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$23,686,000	$19,756,000	$-	$43,442,000
Gross profit	8,010,000	7,593,000	-	15,603,000
GM %	34%	38%	-	36%
Operating expenses	6,239,000	6,619,000	2,070,000	14,928,000
(Gain) loss on sale of assets	(4,000)	-	-	(4,000)
Operating income (loss)	1,775,000	974,000	(2,070,000)	679,000

Depreciation and amortization	949,000	249,000	69,000	1,267,000
Capital expenditures	1,503,000	432,000	109,000	2,044,000

Intangibles, net	517,000	230,000	320,000	1,067,000
Goodwill	959,000	4,939,000	-	5,898,000
Total assets	$17,397,000	$8,325,000	$647,000	$26,369,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

Note 16 – Segment, Customer and Geographical Reporting (continued)

Customer Financial Information

For the years ended September 30, 2017 and 2016, the top three customers for the Contract Research segment were each various agencies of the U.S. Government. For the years ended September 30, 2017 and 2016, these customers made up 55% and 56%, respectively, of Contract Research revenue.

For the year ended September 30, 2017, there was no customer that represented more than 10% of the total Optics segment revenue. For the year ended September 30, 2016, there was one customer whose revenue represented 22% of the total Optics segment revenue.

The Biomedical segment did not have any revenue in the years ending September 30, 2017 and 2016.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the years ended September 30, 2017 and 2016 are as follows:

	2017		2016
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$29,154,000	78%	$32,622,000	75%
Europe	4,397,000	12%	7,888,000	18%
Other	3,733,000	10%	2,932,000	7%
	$37,284,000	100%	$43,442,000	100%

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our management concluded that as of September 30, 2017, these disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on its assessment of the effectiveness in internal control over financial reporting as of September 30, 2017, our management concluded that our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3) EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

3.01	Certificate of Incorporation of the Company, filed as Exhibit A to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

3.02	Certificate of Merger of Foreign Corporation into a Domestic Corporation, dated February 29, 2008, filed as Exhibit 3.02 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.03	Certificate of Amendment of Certificate of Incorporation, dated March 6, 2008, filed as Exhibit 3.03 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.04	Certificate of Amendment of Certificate of Incorporation, dated February 26, 2009, filed as Exhibit 3.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

3.05	Certificate of Designation of Preferred Stock of Dynasil Corporation of America, dated March 27, 2009, filed as Exhibit 3.05 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.06	Bylaws of the Company, filed as Exhibit B to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

10.01*	2010 Stock Incentive Plan, filed as Exhibit 99 to the Definitive Proxy Statement filed on January 5, 2010 and incorporated herein by reference.

10.02	Loan and Security Agreement by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.03	Revolving Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.04	Loan Document Modification Agreement between the Company and Middlesex Savings Bank, dated September 29, 2015, filed as Exhibit 10.04 to Form 10-K filed on December 17, 2015 and incorporated herein by reference.

10.05	Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated July 31, 2012, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012 and incorporated herein by reference.

10.06	Amendment No. 1 to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated September 26, 2013, filed as Exhibit 10.19 to Form 10-K filed on December 20, 2013 and incorporated herein by reference.

10.07	Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated October 1, 2015, filed as Exhibit 10.07 to Form 10-K filed on December 17, 2015 and incorporated herein by reference.

10.08	Lease Agreement between RMD Instruments, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.09	Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.14*	Amended and Restated Employee Stock Purchase Plan, dated December 16, 2011, filed as Appendix A to Definitive Proxy Statement filed January 11, 2012 and incorporated herein by reference.

10.15	Omnibus Amendment to Leases, dated December 6, 2012, filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012 and incorporated herein by reference.

10.16*	Employment Letter dated November 13, 2015 between the Company and Robert J. Bowdring, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2015 and incorporated herein by reference.

10.18	Term Note Agreement between the Company and Middlesex Savings Bank, dated February 1, 2016, filed as Exhibit 10.1 to Form 10-Q filed on February 11, 2016 and incorporated herein by reference.

10.19	Third Amendment to the Loan and Security Agreement between the Company and Middlesex Savings Bank, dated May 16, 2017, filed as Exhibit 10.01 to Form 10-Q filed on August 14, 2017 and incorporated herein by reference.

10.20	Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 16, 2017, filed as Exhibit 10.02 to Form 10-Q filed on August 14, 2017 and incorporated herein by reference.

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of RSM US LLP, filed herewith.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934) furnished herewith.

99.1	Press release, dated December 20, 2017 issued by Dynasil Corporation of America announcing the filing of its Annual Report on Form 10-K, filed herewith.

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended September 30, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynasil Corporation of America

BY:	/s/ Peter Sulick
Peter Sulick, President and CEO (Principal Executive Officer)

DATED:	December 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

BY:	/s/ Robert J. Bowdring	Chief Financial Officer (Principal	December 20, 2017
	Robert J. Bowdring	Financial and Accounting Officer)

BY:	/s/ Peter Sulick	Chairman of the Board of Directors,	December 20, 2017
	Peter Sulick	President, Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Craig Dunham	Director	December 20, 2017
Craig Dunham

BY:	/s/ Lawrence Fox	Director	December 20, 2017
Lawrence Fox

BY:	/s/ William K. Hagan	Director	December 20, 2017
William K. Hagan

BY:	/s/ David Kronfeld	Director	December 20, 2017
David Kronfeld

BY:	/s/ Thomas Leonard	Director	December 20, 2017
Thomas Leonard

BY:	/s/ Alan Levine	Director	December 20, 2017
Alan Levine

