Form 10-Q
period 2017-12-31
DYNASIL CORP OF AMERICA
filed 2018-02-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 001-35011

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

As of February 6, 2018 there were 17,175,175 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$961,000	$2,415,000
Accounts receivable, net of allowances of $195,000 and $200,000 at December 31, 2017 and September 30, 2017, respectively	3,750,000	3,407,000
Costs in excess of billings and unbilled receivables	1,230,000	1,317,000
Inventories, net of reserves	4,491,000	4,326,000
Prepaid expenses and other current assets	792,000	973,000
Total current assets	11,224,000	12,438,000

Property, Plant and Equipment, net	7,377,000	7,032,000

Other Assets
Intangibles, net	978,000	987,000
Deferred tax asset	2,109,000	2,642,000
Goodwill	5,951,000	5,940,000
Security deposits	58,000	58,000
Total other assets	9,096,000	9,627,000

Total Assets	$27,697,000	$29,097,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,840,000	$2,007,000
Capital lease obligations, current	78,000	91,000
Accounts payable	1,899,000	2,380,000
Deferred revenue	34,000	129,000
Accrued expenses and other liabilities	2,336,000	2,667,000
Total current liabilities	6,187,000	7,274,000

Long-term Liabilities
Long-term debt, net of current portion	1,358,000	1,045,000
Capital lease obligations, net of current portion	68,000	81,000
Deferred tax liability, net	236,000	234,000
Other long-term liabilities	163,000	38,000
Total long-term liabilities	1,825,000	1,398,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31,	September 30,
	2017	2017
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 17,929,183 and 17,893,763 shares issued, 17,119,023 and and 17,083,603 shares outstanding at December 31, 2017 and September 30, 2017, respectively.	9,000	9,000
Additional paid in capital	21,499,000	21,406,000
Accumulated other comprehensive income (loss)	(504,000)	(539,000)
Accumulated deficit	(1,716,000)	(919,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	18,302,000	18,971,000
Noncontrolling interest	1,383,000	1,454,000
Total stockholders' equity	19,685,000	20,425,000

Total Liabilities and Stockholders' Equity	$27,697,000	$29,097,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	December 31,
	2017	2016
Net revenue	$9,189,000	$9,143,000
Cost of revenue	5,614,000	5,618,000
Gross profit	3,575,000	3,525,000
Operating expenses:
Sales and marketing	279,000	266,000
Research and development	308,000	196,000
General and administrative	3,157,000	2,987,000

Total operating expenses	3,744,000	3,449,000
Income (loss) from operations	(169,000)	76,000
Interest expense, net	43,000	67,000
Income (loss) before taxes	(212,000)	9,000
Income tax (benefit)	660,000	(2,730,000)
Net income (loss)	(872,000)	2,739,000
Less: Net income (loss) attributable to noncontrolling interest	(75,000)	(69,000)
Net income (loss) attributable to common stockholders	$(797,000)	$2,808,000

Net income (loss)	$(872,000)	$2,739,000
Other comprehensive income (loss):
Foreign currency translation	35,000	(295,000)
Total comprehensive income (loss)	(837,000)	2,444,000
Less: comprehensive income (loss) attributable to noncontrolling interest	(75,000)	(69,000)
Total comprehensive income (loss) attributable to common stockholders	$(762,000)	$2,513,000

Basic net income (loss) per common share	$(0.05)	$0.17
Diluted net income (loss) per common share	$(0.05)	$0.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
For the three months ended December 31, 2017	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2017	17,893,763	$9,000	$21,406,000	$(539,000)	$(919,000)	810,160	$(986,000)	$1,454,000	$20,425,000
Issuance of shares of common stock under employee stock purchase plan	4,420	-	4,000	-	-	-	-	-	4,000

Stock-based compensation costs	31,000	-	89,000	-	-	-	-	4,000	93,000

Foreign currency translation adjustment	-	-	-	35,000	-	-	-	-	35,000

Net income (loss)	-	-	-	-	(797,000)	-	-	(75,000)	(872,000)
Balance, December 31, 2017	17,929,183	$9,000	$21,499,000	$(504,000)	$(1,716,000)	810,160	$(986,000)	$1,383,000	$19,685,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(872,000)	$2,739,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	93,000	89,000
Foreign exchange loss (gain)	(7,000)	41,000
Depreciation and amortization	299,000	311,000
Deferred income taxes	533,000	(2,730,000)
Non-cash R&D services	163,000	38,000
Other	44,000	35,000
Other changes in assets and liabilities:
Accounts receivable, net	(333,000)	(374,000)
Inventories	(198,000)	(280,000)
Costs in excess of billings and unbilled receivables	88,000	249,000
Prepaid expenses and other assets	51,000	189,000
Accounts payable	(483,000)	(99,000)
Accrued expenses and other liabilities	(236,000)	(790,000)
Deferred revenue	(95,000)	2,000
Net cash from operating activities	(953,000)	(580,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(609,000)	(91,000)
Purchase of intangibles	(16,000)	(20,000)
Net cash from investing activities	(625,000)	(111,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	4,000
Principal payments on capital leases	(26,000)	(28,000)
Proceeds from (payments of) equipment line of credit, net	281,000	-
Proceeds from (payments of) bank and subordinated debt, net	(141,000)	(219,000)
Net cash from financing activities	118,000	(243,000)

Effect of exchange rates on cash and cash equivalents	6,000	(49,000)

Net change in cash and cash equivalents	(1,454,000)	(983,000)

Cash and cash equivalents, beginning	$2,415,000	$2,607,000
Cash and cash equivalents, ending	$961,000	$1,624,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$37,000	$47,000
Tax payments (refunds)	4,000	-
Non cash activities:
Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	-	3,104,000
Subsidiary stock options issued to settle liabilities	-	82,000
Subsidiary debt issued to fund research activities	-	500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2017, the consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2017 and 2016, changes in stockholders’ equity for the three months ended December 31, 2017 and cash flows for the three months ended December 31, 2017 and 2016 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of December 31, 2017, Dynasil Biomedical owned 62% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The remaining 38% of Xcede’s stock is owned by others and is accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2017 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of December 31, 2017, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Effective October 1, 2017, the Company adopted the guidance issued in Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. This standard will be applied using a modified retrospective approach and the Company will recognize forfeitures of awards as they occur. The adoption of the ASU had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption. For the three month period ended December 31, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. The Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

Effective October 1, 2017, the Company adopted the guidance issued in Accounting Standard Update 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The adoption of this ASU did not have an impact on the Company’s financial statements.

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Using these guidelines, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. At this time, the Company plans to adopt this standard through the modified retrospective approach. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. To be consistent with this core principle, an entity is required to apply the following five-step approach:

•	Identify the contract(s) with a customer;
•	Identify each performance obligation in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to each performance obligation; and
•	Recognize revenue when or as each performance obligation is satisfied.

The Company is currently evaluating how the adoption of ASU 2014-09 will impact its consolidated financial statements and results of operations by applying the five-step approach to each revenue stream. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry and government contractors, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. The Company plans to complete the conversion and implementation phases by the end of fiscal year 2018 in conjunction with future interpretative guidance.

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

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This new guidance is effective for the Company beginning in fiscal 2020, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements with the intention to adopt this ASU in fiscal year 2020.

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment. This new guidance is effective for the Company beginning in fiscal year 2021. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

On December 22, 2017, the date the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. The Company estimated and accounted for the tax implications of the Tax Cuts Act in the quarter ended December 31, 2017 and the resultant changes are reflected in the current financial statements.

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

In November 2016, Dynasil committed to invest $1.2 million of cash into Xcede over the following 18 months, of which $0.9 million has been invested as of December 31, 2017 in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt in the quarter ended December 31, 2016. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.6 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $1.9 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $1.9 million, approximately $1.6 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of December 31, 2017, the liquidation value of the Series B Preferred would be approximately $1.1 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of December 31, 2017, DBM owned approximately 62% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

As previously disclosed, in January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“Cook”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s hemostatic patch (“Xcede’s Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook, in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The note is recorded at fair value net of unamortized discount based on an imputed interest rate of 5.4%. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede will recognize research and development expense as the related services are performed by Cook. There was approximately $163,000 and $38,000 of research and development expense recognized during the three months ended December 31, 2017 and 2016, respectively.

Note 4 – Inventories

Inventories, net of reserves, consists of the following:

	December 31,	September 30,
	2017	2017
Raw Materials	$2,647,000	$2,540,000
Work-in-Process	806,000	798,000
Finished Goods	1,038,000	988,000
	$4,491,000	$4,326,000

Note 5 – Intangible Assets

Intangible assets at December 31, 2017 and September 30, 2017 consist of the following:

	Useful	Gross	Accumulated
December 31, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$741,000	$570,000	$171,000
Know How	15	512,000	324,000	188,000
Trade Names	Indefinite	282,000	-	282,000
Patents	20	348,000	11,000	337,000
Biomedical Technologies	5	260,000	260,000	-
		$2,143,000	$1,165,000	$978,000

	Useful	Gross	Accumulated
September 30, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$737,000	$551,000	$186,000
Know How	15	512,000	316,000	196,000
Trade Names	Indefinite	281,000	-	281,000
Patents	20	333,000	9,000	324,000
Biomedical Technologies	5	260,000	260,000	-
		$2,123,000	$1,136,000	$987,000

Amortization expense for the three months ended December 31, 2017 and 2016 was $28,000 and $26,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2018 (9 months)	2019	2020	2021	2022	Thereafter	Total
Acquired Customer Base	$60,000	$80,000	$31,000	$-	$-	$-	$171,000
Know How	26,000	34,000	34,000	34,000	34,000	26,000	188,000
Patents	9,000	11,000	11,000	11,000	11,000	162,000	215,000
	$95,000	$125,000	$76,000	$45,000	$45,000	$188,000	$574,000

As of December 31, 2017, Xcede had $122,000 in patents that have not been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the three months ended December 31, 2017.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the three months ended December 31, 2017.

Note 7 – Debt

Subordinated Debt

On January 3, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2018. Such amendment also increased the interest rate of the note from six percent (6%) to seven percent (7%) per annum.

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

For the three months ended December 31, 2017, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

For purposes of computing diluted earnings per share for the three months ended December 31, 2016, no common stock options were included in the calculation of dilutive shares as all of the 123,147 common stock options outstanding had exercise prices above the applicable quarterly average market price per share and their inclusion would be anti-dilutive.

For the three months ended December 31, 2016, 90,000 shares of restricted common stock were excluded from the calculation of dilutive shares, as the effect of their inclusion would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Weighted average shares outstanding
Basic	17,047,690	16,808,729
Effect of dilutive securities
Stock options	-	-
Restricted stock	-	-
Dilutive average shares outstanding	17,047,690	16,808,729

Note 9 – Stock Based Compensation

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

Stock compensation expense for the three months ended December 31, 2017 and 2016 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	December 31, 2017	December 31, 2016
Stock grants	$39,000	$39,000
Restricted stock grants	13,000	13,000
Option grants	12,000	12,000
Employee stock purchase plan	1,000	1,000
Subsidiary option grants	28,000	24,000
Total	$93,000	$89,000

At December 31, 2017, there was approximately $75,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of approximately eight months.

Restricted Stock Grants

A summary of restricted stock activity for the three months ended December 31, 2017 is presented below:

Restricted Stock Activity for the Three Months ended December 31, 2017	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2017	70,000	$1.73

Granted	-
Vested	(10,000)	$1.70
Cancelled	-	-
Nonvested and expected to vest at December 31, 2017	60,000	$1.73

Stock Option Grants

During the three months ended December 31, 2017, no Dynasil stock options were granted. A summary of stock option activity for the three months ended December 31, 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2017	196,769	$1.98	1.64
Outstanding and exercisable at September 30, 2017	196,769	$1.98	1.64
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2017	196,769	$1.98	1.39
Outstanding and exercisable at December 31, 2017	196,769	$1.98	1.39

Subsidiary Stock Option Grants

During the three months ended December 31, 2017, no Xcede stock options were granted. A summary of Xcede stock option activity for the three months ended December 31, 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2017	1,375,956	$1.00	8.70
Outstanding and exercisable at September 30, 2017	923,617	1.00	8.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2017	1,375,956	1.00	8.44
Outstanding and exercisable at December 31, 2017	1,020,078	$1.00	8.11

At December 31, 2017, the Company’s Xcede joint venture had approximately $125,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of nine months.

Note 10 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil reports three reportable segments: contract research (“Contract Research”), optics (“Optics”) and biomedical (“Biomedical”). Within these segments, there is a segregation of operating segments based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Optics segment aggregates four operating segments – Dynasil Fused Silica, Optometrics, Hilger Crystals (“Hilger”), and Evaporated Metal Films – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications. The Contract Research segment is one of the largest small business participants in U.S. government-funded research. The Biomedical segment consists of a single operating segment, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. Dynasil Biomedical holds common and preferred stock in the Xcede joint venture which is developing a tissue sealant technology and currently has no other operations.

The Company’s segment information for the three months ended December 31, 2017 and 2016 is summarized below:

Results of Operations for the Three Months Ended December 31,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$4,942,000	$4,247,000	$-	$9,189,000
Gross profit	1,724,000	1,851,000	-	3,575,000
GM %	35%	44%	-	39%
Operating expenses	1,576,000	1,723,000	445,000	3,744,000
Operating income (loss)	148,000	128,000	(445,000)	(169,000)

Depreciation and amortization	231,000	65,000	3,000	299,000
Capital expenditures	590,000	19,000	16,000	625,000

Intangibles, net	453,000	188,000	337,000	978,000
Goodwill	1,012,000	4,939,000	-	5,951,000
Total assets	$18,969,000	$8,114,000	$614,000	$27,697,000

Results of Operations for the Three Months Ended December 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$4,405,000	$4,738,000	$-	$9,143,000
Gross profit	1,574,000	1,951,000	-	3,525,000
GM %	36%	41%	-	39%
Operating expenses	1,328,000	1,740,000	381,000	3,449,000
Operating income (loss)	246,000	211,000	(381,000)	76,000

Depreciation and amortization	234,000	74,000	3,000	311,000
Capital expenditures	91,000	-	20,000	111,000

Intangibles, net	474,000	222,000	337,000	1,033,000
Goodwill	883,000	4,939,000	-	5,822,000
Total assets	$18,785,000	$8,407,000	$1,060,000	$28,252,000

Customer Financial Information

For both the three months ended December 31, 2017 and 2016, no customer in the Optics segment represented more than 10% of the total segment revenue.

For the three months ended December 31, 2017, four customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended December 31, 2016, three customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,353,000	80%	$7,189,000	79%
Europe	1,268,000	14%	1,086,000	12%
Other	568,000	6%	868,000	9%
	$9,189,000	100%	$9,143,000	100%

Note 11 – Income Taxes

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

As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company will no longer be able to offset taxable income with Xcede’s current or cumulative net operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group has been reversed resulting in an income tax benefit in the amount of $2.7 million during the quarter ending December 31, 2016. Going forward, as the Company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a valuation allowance against these deferred tax assets.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of December 31, 2017 and September 30, 2017, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of December 31, 2017 and September 30, 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act, which is effective on December 22, 2017, significantly revises the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings.  At December 31, 2017, the Company has not completed its accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.

The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded an income tax expense of $0.5 million related to such re-measurement in the first quarter of fiscal 2018. It is still analyzing certain aspects of the Tax Act and refining its calculations during the measurement period.

The one-time transition tax is based on the total unremitted earnings of the Company’s foreign subsidiary, Hilger, that has previously been deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.1 million in the first quarter of fiscal 2018. The Company has not yet completed its calculation of the total unremitted earnings of Hilger. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. The amount may change when the Company finalizes the calculation of Hilger’s total unremitted earnings previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

The effective tax rates were (309%) and 679% for the three months ended December 31, 2017 and 2016, respectively.  The results for both three month periods ended December 31, 2017 and 2016 had significant events which resulted in an extreme variation in tax rates. The effective tax rate for the three months ended, December 31, 2017 was due to the recently signed 2017 Tax Act. The effective tax rate for the three months ended December 31, 2016 was the result of the tax benefit of $2.7 million recorded for the release of the valuation allowance as a result of the tax deconsolidation of its Xcede subsidiary. The effective tax rate excluding the impact of the 2017 Tax Act was (16%) for the three months ended December 31, 2017. The effective tax rate excluding the impact of the valuation allowance was (25%) for the three months ended December 31, 2016.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2013 are still subject to examination.

Note 12 – Subsequent Events

On January 3, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company. (See Note 7 – Debt.)

The Company has evaluated subsequent events through the date the financial statements were released.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained herein and in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2017.

General Business Overview

Operations

Consolidated revenue for the first quarter ended December 31, 2017 was $9.2 million, compared to revenue of $9.1 million for the first quarter of fiscal year 2017. This slight increase resulted from a 12% increase in Optics segment revenue, largely offset by a 10% decrease in Contract Research segment revenue.

Cost of revenue for the quarter ended December 31, 2017 was $5.6 million or 61% of revenue, essentially the same as the cost of revenue and percent of revenue for the quarter ended December 31, 2016.

Total operating expenses were $3.7 million for the three month period ended December 31, 2017 as compared to $3.4 million for the same period in fiscal year 2017. The operating expenses in our Biomedical segment increased year over year, as our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”), prepared its first-in-human clinical trial application as the primary reason for the increase. Additionally, operating expenses in our Optics segment increased, largely as the result of recent personnel additions and the related charges.

Our Biomedical segment primarily consists of the results of Xcede, which incurred $1.4 million in research expenses in fiscal year 2017 and $0.4 million in the current quarter as Xcede continues to develop its hemostatic tissue sealant technology. We expect Xcede will incur similar or increasing amounts of expenses in each quarter in fiscal year 2018 as it continues its development activities and initiates its planned clinical trial. In November 2016, the Company entered into an agreement with Xcede pursuant to which it agreed to invest up to $1.2 million of cash into Xcede over the following 18 months. We expect Xcede will continue to need additional external investor funding in order to pursue its planned clinical trials and regulatory approvals of its tissue sealant technology.

Income (loss) from operations for the quarter ended December 31, 2017 was a loss of $0.2 million compared with income of $0.1 million for the quarter ended December 31, 2016, as a result of the growth-oriented higher operating expenses in fiscal year 2018.

The provision for income taxes for the first quarter of 2018 was $0.7 million as compared to a benefit of $2.7 million for the same period in fiscal year 2017. The 2018 provision was primarily the result of the 2017 Tax Act in which we estimated the rate reduction impact to be $0.5 million, the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.1 million and a current quarter earnings provision of $0.1 million. The 2017 benefit resulted from the deconsolidation of Xcede, which means the Company can no longer offset taxable income with Xcede’s net operating loss results or carryforwards. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets, such as NOLs (net operating losses), of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the valuation allowance associated with the Dynasil federal consolidated group was reversed, which resulted in an income tax benefit in the amount of $2.7 million during the quarter ended December 31, 2016. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a full valuation allowance against these deferred tax assets.

Net income (loss) was a loss of $0.8 million, or ($0.05) per share, as compared to income of $2.8 million, or $0.17 per share, for the quarters ended December 31, 2017 and 2016 respectively, largely as a result of the two discrete income tax events in the two periods.

Results of Operations

Results of Operations for the Three Months Ended December 31,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$4,942,000	$4,247,000	$-	$9,189,000
Gross profit	1,724,000	1,851,000	-	3,575,000
GM %	35%	44%	-	39%
Operating expenses	1,576,000	1,723,000	445,000	3,744,000
Operating income (loss)	148,000	128,000	(445,000)	(169,000)

Depreciation and amortization	231,000	65,000	3,000	299,000
Capital expenditures	590,000	19,000	16,000	625,000

Intangibles, net	453,000	188,000	337,000	978,000
Goodwill	1,012,000	4,939,000	-	5,951,000
Total assets	$18,969,000	$8,114,000	$614,000	$27,697,000

Results of Operations for the Three Months Ended December 31,
2016
	Optics	Contract Research	Biomedical	Total
Revenue	$4,405,000	$4,738,000	$-	$9,143,000
Gross profit	1,574,000	1,951,000	-	3,525,000
GM %	36%	41%	-	39%
Operating expenses	1,328,000	1,740,000	381,000	3,449,000
Operating income (loss)	246,000	211,000	(381,000)	76,000

Depreciation and amortization	234,000	74,000	3,000	311,000
Capital expenditures	91,000	-	20,000	111,000

Intangibles, net	474,000	222,000	337,000	1,033,000
Goodwill	883,000	4,939,000	-	5,822,000
Total assets	$18,785,000	$8,407,000	$1,060,000	$28,252,000

Consolidated revenue for the first quarter of fiscal year 2018, which ended December 31, 2017, was $9.2 million, a marginal increase, as compared with revenue of $9.1 million for the quarter ended December 31, 2016.

The Optics segment revenue increased $0.5 million, or 12%, for the three months ended December 31, 2017 compared with the same period in the prior year, primarily as a result of the resumption of more normalized purchasing by two of the segment’s largest customers, as well as revenue growth in the U.S. operating units in this segment.

Contract Research segment revenue decreased approximately $0.5 million, or 10%, compared with the same period in the prior year, as a result of a reduction in both commercial product revenue, as some orders did not come in as expected, and contract revenue, as Department of Energy contracts have shown some cut backs. The research backlog for the Contracts Research segment remains strong at $30.5 million at December 31, 2017.

The Biomedical segment has no revenue as it is currently developing a hemostatic and sealant product to control bleeding in surgical applications based on Xcede’s innovative adhesive technology.

Cost of revenue for the first quarter of 2017 was 61%, or $5.6 million, nearly the same as for the quarter ended December 31, 2016.

Gross profit for the three months ended December 31, 2017 was $3.6 million, or 39% of revenues, compared to $3.5 million, also 39% of revenues, for the three months ended December 31, 2016. Gross profit for the Optics segment decreased by 1% to 35% of revenue, or $1.7 million, at December 31, 2017 compared to 36% of revenues, or $1.6 million, for the quarter ended December 31, 2016. The decrease in gross profit was the result of the product mix and higher material costs in some product lines. The Contract Research segment gross profit decreased to $1.9 million, as compared to $2.0 million in the same period in fiscal year 2017 as the result of the lower revenue. Gross profit as a percent of revenue increased to 44% in the Contract Research segment compared to 41% in the first quarter of 2017 as fewer outside resources were used in the first three months of fiscal year 2018.

The Biomedical segment, through Xcede, is developing a hemostatic tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased to $3.7 million for the three months ended December 31, 2017 from $3.4 million for the same quarter in fiscal year 2017. Operating expenses for the Optics segment increased $0.2 million due to personnel additions and related charges, as well as legal, advertising and travel costs. Contract Research segment expenses remained close to the same level of spending in the first quarter of fiscal year 2017 as in the same period last year. Biomedical segment expenses increased by $0.1 million in the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily due to increases related to its first-in-human clinical trial preparations, offset by lower administrative expenses.

As a result of the items discussed above, income from operations for the three months ended December 31, 2017 was a loss of $0.2 million compared to income of $0.1 million for the same period in fiscal year 2017.

Net interest expense was approximately $0.1 million for both the three months ended December 31, 2017 and 2016.

The provision for income taxes for the first quarter of 2018 was $0.7 million as compared to a benefit of $2.7 million for the same period in fiscal year 2017. The 2018 provision was primarily the result of the 2017 Tax Act in which we estimated the rate reduction impact to be $0.5 million, the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.1 million and a current quarter earnings provision of $0.1 million. The 2017 benefit resulted from the deconsolidation of Xcede, which means the Company no longer is able to offset taxable income with Xcede’s net operating loss results or carryforwards.

Net income (loss) for the three months ended December 31, 2017 was a loss of $0.8 million, or ($0.05) in basic earnings per share, compared with income of $2.8 million, or $0.17 in basic earnings per share, for the quarter ended December 31, 2016.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of December 31, 2017 was $1.0 million, or approximately $1.4 million less than the net cash of $2.4 million at September 30, 2017.

As of December 31, 2017, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $1.3 million of senior debt borrowed under the $2.0 million fixed rate, five-year term note that was established in February 2016 with Middlesex Savings Bank, $0.3 million owed to Middlesex Savings Bank under the newly established equipment line of credit, and $0.8 million of subordinated debt owed to the Massachusetts Capital Resources Company. The Company has $4.0 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of December 31, 2017. Management believes that the cash and availability under the lines of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

On January 3, 2018, the Company amended the Note Purchase Agreement (the “Note”) with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan, defer principal repayment requirements to November 30, 2018, and institute a 1% rate increase, raising the Note’s interest rate to 7% per annum.

During the quarter ended December 31, 2016, the Company’s Xcede subsidiary converted all of its approximately $5.5 million of convertible notes and accrued interest into 5,394,120 shares of Xcede Series A preferred stock (as more fully described in Note 3, “Xcede Technologies, Inc. Joint Venture”).

As of December 31, 2017, Xcede had $0.5 million of outstanding indebtedness, which consisted of a promissory note issued to Cook Biotech Inc. (“Cook”) in November 2016 and due on December 31, 2025. Xcede has agreed to use the proceeds from the note to fund its planned first in human trial for its hemostatic tissue sealant product. Also in November 2016, Dynasil agreed to invest $1.2 million in Xcede over the next two fiscal years to fund Xcede’s non-clinical operations. With the committed resources from the Company and Cook, Xcede’s management believes it has sufficient funding to complete its planned first in human trial, but it is continuing to seek various financing alternatives to fund further development activities and its pursuit of regulatory approval.

Cash From Operating Activities

In total, including the changes in accounts receivable, inventories, pre-paid expenses, accounts payable and accrued expenses, operating activities used cash of $1.0 million for the three months ended December 31, 2017. Approximately $0.2 million of the cash was used for inventory increases to ensure the proper supply of raw materials is available, and the remaining $0.8 million was used due to the decrease in the year end accrued expenses and accounts payable.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.6 million for the purchase of property, plant, equipment and patents for the three months ended December 31, 2017.

Total outstanding bank debt as of December 31, 2017 increased approximately $0.1 million to $3.2 million from $3.1 million at September 30, 2017. The net cash increase from financing activities during the three months ended December 31, 2017 was approximately $0.1 million as a result of $0.2 million in principal payments to Middlesex Savings Bank, offset by $0.3 million in financing from the new Middlesex Savings Bank equipment line of credit.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2017. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenues from the sale of the Company’s products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company generally ships products F.O.B. shipping point. Revenue from research and development activities is derived generally from the following types of contracts: reimbursement of costs plus fees, fixed price or time and material type contracts. Revenue is recognized when the products are shipped per customers’ instructions, the contract has been executed, the contract or sales price is fixed or determinable, delivery of services or products has occurred and the Company’s ability to collect the contract price is considered reasonably assured.

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

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Using these guidelines, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. At this time, the Company plans to adopt this standard through the modified retrospective approach. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard. To be consistent with this core principle, an entity is required to apply the following five-step approach:

•	Identify the contract(s) with a customer;
•	Identify each performance obligation in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to each performance obligation; and
•	Recognize revenue when or as each performance obligation is satisfied.

We are currently evaluating how the adoption of ASU 2014-09 will impact our consolidated financial statements and result of operations by applying the five-step approach to each revenue stream. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry and government contractors, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. We plan to complete the conversion and implementation phases by the end of fiscal year 2018 in conjunction with future interpretative guidance.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month periods ended December 31, 2017 or 2016.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of intangible and indefinite-lived assets, during the three months ended December 31, 2017.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the three months ended December 31, 2017.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse.

Recent Accounting Pronouncements

See Note 2, "Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the expecting timing of the First-in-Human clinical trial of the Xcede patch, the success of efforts to fund Xcede, results of our pre-clinical and planned clinical trials, regulatory approvals, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, governmental budgetary and funding matters, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, clinical results of Xcede’s programs which may not support further development, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, changing priorities or reductions in government spending, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 20, 2017, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our management concluded that as of December 31, 2017, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed herein and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

ITEM 6 EXHIBITS

10.01 Second Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated January 3, 2018.

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

99.1 Press release, dated February 13, 2017 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2017.

101 The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (ii) Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: February 13, 2018
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED: February 13, 2018
Robert J. Bowdring,
Chief Financial Officer

