Form 10-Q
period 2018-03-31
DYNASIL CORP OF AMERICA
filed 2018-05-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 8, 2018 there were 17,238,134 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,130,000	$2,415,000
Accounts receivable, net of allowances of $186,000 and $200,000 at March 31, 2018 and September 30, 2017, respectively	4,276,000	3,407,000
Costs in excess of billings and unbilled receivables	846,000	1,317,000
Inventories, net of reserves	4,638,000	4,326,000
Prepaid expenses and other current assets	686,000	973,000
Total current assets	11,576,000	12,438,000

Property, Plant and Equipment, net	7,551,000	7,032,000

Other Assets
Intangibles, net	997,000	987,000
Deferred tax asset	3,351,000	2,642,000
Goodwill	6,009,000	5,940,000
Security deposits	33,000	58,000
Total other assets	10,390,000	9,627,000

Total Assets	$29,517,000	$29,097,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Equipment line of credit	$281,000	$-
Current portion of long-term debt	1,615,000	2,007,000
Capital lease obligations, current	62,000	91,000
Accounts payable	1,744,000	2,380,000
Deferred revenue	126,000	129,000
Accrued expenses and other liabilities	2,745,000	2,667,000
Total current liabilities	6,573,000	7,274,000

Long-term Liabilities
Long-term debt, net of current portion	1,172,000	1,045,000
Capital lease obligations, net of current portion	61,000	81,000
Deferred tax liability, net	244,000	234,000
Other long-term liabilities	164,000	38,000
Total long-term liabilities	1,641,000	1,398,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31,	September 30,
	2018	2017
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 18,008,871 and 17,893,763 shares issued, 17,198,711 and and 17,083,603 shares outstanding at March 31, 2018 and September 30, 2017, respectively.	9,000	9,000
Additional paid in capital	21,635,000	21,406,000
Accumulated other comprehensive income (loss)	(282,000)	(539,000)
Accumulated deficit	(428,000)	(919,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	19,948,000	18,971,000
Noncontrolling interest	1,355,000	1,454,000
Total stockholders' equity	21,303,000	20,425,000

Total Liabilities and Stockholders' Equity	$29,517,000	$29,097,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenue	$10,255,000	$10,085,000	$19,443,000	$19,228,000
Cost of revenue	6,310,000	6,297,000	11,958,000	11,915,000
Gross profit	3,945,000	3,788,000	7,485,000	7,313,000
Operating expenses:
Sales and marketing	388,000	328,000	667,000	593,000
Research and development	215,000	335,000	524,000	531,000
General and administrative	3,262,000	3,128,000	6,418,000	6,115,000

Total operating expenses	3,865,000	3,791,000	7,609,000	7,239,000
Income (loss) from operations	80,000	(3,000)	(124,000)	74,000
Interest expense, net	45,000	45,000	88,000	112,000
Income (loss) before taxes	35,000	(48,000)	(212,000)	(38,000)
Income tax (benefit)	(1,255,000)	71,000	(595,000)	(2,658,000)
Net income (loss)	1,290,000	(119,000)	383,000	2,620,000
Less: Net loss attributable to noncontrolling interest	(33,000)	(64,000)	(108,000)	(133,000)
Net income (loss) attributable to common stockholders	$1,323,000	$(55,000)	$491,000	$2,753,000

Net income (loss)	$1,290,000	$(119,000)	$383,000	$2,620,000
Other comprehensive income (loss):
Foreign currency translation	222,000	65,000	257,000	(230,000)
Total comprehensive income (loss)	1,512,000	(54,000)	640,000	2,390,000
Less: comprehensive income (loss) attributable to noncontrolling interest	(33,000)	(64,000)	(108,000)	(133,000)
Total comprehensive income (loss) attributable to common stockholders	$1,545,000	$10,000	$748,000	$2,523,000

Basic net income (loss) per common share	$0.08	$(0.00)	$0.03	$0.16
Diluted net income (loss) per common share	$0.08	$(0.00)	$0.03	$0.16

Weighted average shares outstanding
Basic	17,133,468	16,886,628	17,090,530	16,847,679
Diluted	17,133,468	16,886,628	17,090,530	16,847,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended March 31, 2018

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2017	17,893,763	$9,000	$21,406,000	$(539,000)	$(919,000)	810,160	$(986,000)	$1,454,000	$20,425,000
Issuance of shares of common stock under employee stock purchase plan	7,956	-	8,000	-	-	-	-	-	8,000

Stock-based compensation costs	107,152	-	221,000	-	-	-	-	9,000	230,000

Foreign currency translation adjustment	-	-	-	257,000	-	-	-	-	257,000

Net income (loss)	-	-	-	-	491,000	-	-	(108,000)	383,000
Balance, March 31, 2018	18,008,871	$9,000	$21,635,000	$(282,000)	$(428,000)	810,160	$(986,000)	$1,355,000	$21,303,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$383,000	$2,620,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	230,000	227,000
Foreign exchange loss (gain)	(33,000)	47,000
Depreciation and amortization	610,000	624,000
Deferred income taxes	(710,000)	(2,655,000)
Non-cash R&D services	200,000	205,000
Other	50,000	49,000
Other changes in assets and liabilities:
Accounts receivable, net	(811,000)	152,000
Inventories	(279,000)	(332,000)
Costs in excess of billings and unbilled receivables	472,000	328,000
Prepaid expenses and other assets	189,000	263,000
Accounts payable	(646,000)	(410,000)
Accrued expenses and other liabilities	123,000	(542,000)
Deferred revenue	(3,000)	(140,000)
Net cash from operating activities	(225,000)	436,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,005,000)	(228,000)
Purchase of intangibles	(45,000)	(64,000)
Net cash from investing activities	(1,050,000)	(292,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,000	8,000
Principal payments on capital leases	(50,000)	(55,000)
Proceeds from (payments of) equipment line of credit, net	281,000	-
Proceeds from (payments of) bank and subordinated debt, net	(277,000)	(354,000)
Net cash from financing activities	(38,000)	(401,000)

Effect of exchange rates on cash and cash equivalents	28,000	(51,000)

Net change in cash and cash equivalents	(1,285,000)	(308,000)

Cash and cash equivalents, beginning	$2,415,000	$2,607,000
Cash and cash equivalents, ending	$1,130,000	$2,299,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$77,000	$92,000
Tax payments (refunds)	5,000	3,000
Non cash activities:
Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	-	(3,103,000)
Subsidiary stock options issued to settle liabilities	-	75,000
Subsidiary debt issued to fund research activities	-	500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2018, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2018 and 2017, changes in stockholders’ equity for the six months ended March 31, 2018 and cash flows for the six months ended March 31, 2018 and 2017 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of March 31, 2018, Dynasil Biomedical owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The remaining 37% of Xcede’s stock is owned by others and is accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2018, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Effective October 1, 2017, the Company adopted the guidance issued in Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. This standard was applied using a modified retrospective approach and the Company will recognize forfeitures of awards as they occur. The adoption of the ASU had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption. For the six month period ended March 31, 2018, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. The Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. At this time, the Company plans to adopt this standard through the modified retrospective approach. The ASU becomes effective for the Company at the beginning of its 2019 fiscal year.

The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures and is currently evaluating how the adoption of ASU 2014-09 will impact its consolidated financial statements and results of operations by applying the five-step approach to each revenue stream. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry and government contractors, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard. The Company will complete the conversion and implementation phases by the end of fiscal year 2018 in conjunction with future interpretative guidance.

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

In November 2016, Dynasil committed to invest $1.2 million of cash into Xcede over the following 18 months, all of which has been invested as of March 31, 2018, in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt in the quarter ended December 31, 2016. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.6 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $1.9 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $1.9 million, approximately $1.6 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of March 31, 2018, the liquidation value of the Series B Preferred would be approximately $1.4 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of March 31, 2018, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

As previously disclosed, in January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“Cook”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s hemostatic patch (“Xcede’s Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook, in which Cook committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trial for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by Cook, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. Three draws of principal will be available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The note is recorded at fair value net of unamortized discount based on an imputed interest rate of 5.4%. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede will recognize research and development expense as the related services are performed by Cook. There was approximately $37,000 and $167,000 of research and development expense recognized during the three months ended March 31, 2018 and 2017, respectively. There was approximately $200,000 and $205,000 recognized during the six months ended March 31, 2018 and 2017, respectively.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	March 31,	September 30,
	2018	2017
Raw Materials	$2,607,000	$2,540,000
Work-in-Process	1,080,000	798,000
Finished Goods	951,000	988,000
	$4,638,000	$4,326,000

Note 5 – Intangible Assets

Intangible assets at March 31, 2018 and September 30, 2017 consist of the following:

	Useful	Gross	Accumulated
March 31, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$768,000	$607,000	$161,000
Know How	15	512,000	333,000	179,000
Trade Names	Indefinite	293,000	-	293,000
Patents	20	378,000	14,000	364,000
Biomedical Technologies	5	260,000	260,000	-
		$2,211,000	$1,214,000	$997,000

	Useful	Gross	Accumulated
September 30, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$737,000	$551,000	$186,000
Know How	15	512,000	316,000	196,000
Trade Names	Indefinite	281,000	-	281,000
Patents	20	333,000	9,000	324,000
Biomedical Technologies	5	260,000	260,000	-
		$2,123,000	$1,136,000	$987,000

Amortization expense for the three months ended March 31, 2018 and 2017 was $28,000 and $26,000, respectively. Amortization expense for the six months ended March 31, 2018 and 2017 was $56,000 and $52,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2018 (6 months)	2019	2020	2021	2022	Thereafter	Total
Acquired Customer Base	$40,000	$80,000	$41,000	$-	$-	$-	$161,000
Know How	17,000	34,000	34,000	34,000	34,000	26,000	179,000
Patents	6,000	11,000	11,000	11,000	11,000	162,000	212,000
	$63,000	$125,000	$86,000	$45,000	$45,000	$188,000	$552,000

As of March 31, 2018, Xcede had $152,000 in patents that have not been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the six months ended March 31, 2018.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the six months ended March 31, 2018.

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

For purposes of computing diluted earnings per share for the three and six months ended March 31, 2018 and 2017, no common stock options were included in the calculation of dilutive shares as all of the 160,537 and 196,769 common stock options outstanding, respectively, had exercise prices above the applicable period’s average market price per share and their inclusion would be anti-dilutive. For the three and six months ended March 31, 2018 and 2017, 40,000 and 70,000 shares of restricted common stock, respectively, were excluded from the calculation of dilutive shares, as the effect of their inclusion would be anti-dilutive. Additionally, for the three months ended March 31, 2017, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
Weighted average shares outstanding
Basic	17,133,468	16,886,628
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	-
Dilutive Average Shares Outstanding	17,133,468	16,886,628

The computation of the weighted shares outstanding for the six months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
Weighted average shares outstanding
Basic	17,090,530	16,847,679
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	-
Dilutive Average Shares Outstanding	17,090,530	16,847,679

Note 9 - Stock Based Compensation

The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model.

The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The dividend yield is expected to be zero because historically the Company has not paid dividends on common stock.

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

Stock compensation expense for the three and six months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Stock Grants	$92,000	$84,000
Restricted Stock Grants	13,000	13,000
Option Grants	4,000	13,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	28,000	28,000
Total	$138,000	$139,000

	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017
Stock Grants	$130,000	$123,000
Restricted Stock Grants	26,000	26,000
Option Grants	17,000	25,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	56,000	52,000
Total	$230,000	$227,000

At March 31, 2018, there was approximately $58,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of approximately seven months.

Restricted Stock Grants

A summary of restricted stock activity for the six months ended March 31, 2018 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2018	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2017	70,000	$1.73

Granted	-	-
Vested	(30,000)	1.73
Cancelled	-	-
Nonvested and expected to vest at March 31, 2018	40,000	$1.73

Stock Option Grants

During the six months ended March 31, 2018, no Dynasil stock options were granted. A summary of stock option activity for the six months ended March 31, 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2017	196,769	$1.98	1.64
Outstanding and exercisable at September 30, 2017	196,769	$1.98	1.64
Granted	-	-
Exercised	-	-
Cancelled	(36,232)	1.82
Balance at March 31, 2018	160,537	$2.01	1.43
Outstanding and exercisable at March 31, 2018	160,537	$2.01	1.43

Subsidiary Stock Option Grants

During the three months ended March 31, 2018, no Xcede stock options were granted. A summary of Xcede stock option activity for the six months ended March 31, 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2017	1,375,956	$1.00	8.70
Outstanding and exercisable at September 30, 2017	923,617	1.00	8.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at March 31, 2018	1,375,956	1.00	8.18
Outstanding and exercisable at March 31, 2018	1,116,036	$1.00	7.91

At March 31, 2018, the Company’s Xcede joint venture had approximately $97,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of eight months.

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

The Company’s segment information for the three months ended March 31, 2018 and 2017 is summarized below:

Results of Operations for the Three Months Ended March 31,

2018

	Optics	Contract Research	Biomedical	Total
Revenue	$5,910,000	$4,345,000	$-	$10,255,000
Gross profit	2,050,000	1,895,000	-	3,945,000
GM %	35%	44%	-	38%
Operating expenses	1,858,000	1,813,000	194,000	3,865,000
Operating income (loss)	192,000	82,000	(194,000)	80,000

Depreciation and amortization	247,000	61,000	3,000	311,000
Capital expenditures	339,000	58,000	29,000	426,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

Results of Operations for the Three Months Ended March 31,

2017

	Optics	Contract Research	Biomedical	Total
Revenue	$5,281,000	$4,804,000	$-	$10,085,000
Gross profit	1,913,000	1,875,000	-	3,788,000
GM %	36%	39%	-	38%
Operating expenses	1,597,000	1,802,000	392,000	3,791,000
Operating income (loss)	316,000	73,000	(392,000)	(3,000)

Depreciation and amortization	237,000	73,000	3,000	313,000
Capital expenditures	103,000	34,000	44,000	181,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

The Company’s segment information for the six months ended March 31, 2018 and 2017 is summarized below:

Results of Operations for the Six Months Ended March 31,
2018
	Optics	Contract Research	Biomedical	Total
Revenue	$10,853,000	$8,590,000	$-	$19,443,000
Gross profit	3,740,000	3,745,000	-	7,485,000
GM %	34%	44%	-	38%
Operating expenses	3,433,000	3,537,000	639,000	7,609,000
Operating income (loss)	307,000	208,000	(639,000)	(124,000)

Depreciation and amortization	477,000	126,000	7,000	610,000
Capital expenditures	928,000	77,000	45,000	1,050,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

Results of Operations for the Six Months Ended March 31,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$9,686,000	$9,542,000	$-	$19,228,000
Gross profit	3,487,000	3,826,000	-	7,313,000
GM %	36%	40%	-	38%
Operating expenses	2,924,000	3,542,000	773,000	7,239,000
Operating income (loss)	563,000	284,000	(773,000)	74,000

Depreciation and amortization	471,000	147,000	6,000	624,000
Capital expenditures	194,000	34,000	64,000	292,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

Customer Financial Information

For both the three and six months ended March 31, 2018 and 2017, no customer in the Optics segment represented more than 10% of the total segment revenue.

For the three and six months ended March 31, 2018, four customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2017, three customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended March 31, 2018 and 2017, these customers made up 72% and 59%, respectively, of Contract Research revenue. For the six months ended March 31, 2018 and 2017, these customers made up 70% and 60%, respectively, of Contract Research revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,129,000	79%	$7,931,000	79%
Europe	1,365,000	13%	1,212,000	12%
Other	761,000	8%	942,000	9%
	$10,255,000	100%	$10,085,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2018 and 2017 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2018		March 31, 2017
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$15,481,000	80%	$15,120,000	79%
Europe	2,633,000	13%	2,299,000	12%
Other	1,329,000	7%	1,809,000	9%
	$19,443,000	100%	$19,228,000	100%

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

As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company will no longer be able to offset taxable income with Xcede’s current or cumulative net operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group was reversed resulting in an income tax benefit in the amount of $2.7 million during the quarter ending December 31, 2016. Going forward, as the Company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets. Based upon the Company’s recent losses and uncertainty of future profits, the Company has determined that the uncertainty regarding the realization of the Company’s state and separate Xcede deferred tax assets is sufficient to warrant the continued need for a valuation allowance against these deferred tax assets.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of March 31, 2018 and September 30, 2017, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of March 31, 2018 and September 30, 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, which is effective on December 22, 2017, significantly revises the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings.  At March 31, 2018, the Company has not completed its accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.  The Company is reviewing and will continue to review its accounting of the tax effects of the Tax Act through the end of the fiscal year.

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

The one-time transition tax is based on the total unremitted earnings of the Company’s foreign subsidiary, Hilger, which has previously been deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.2 million in the first quarter of fiscal 2018. The Company has not yet completed its calculation of the total unremitted earnings of Hilger. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. The amount may change when the Company finalizes the calculation of Hilger’s total unremitted earnings previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

There are Research and Experimentation tax credits available at both the federal and state levels resulting from the PATH Act of 2015 (“PATH 2015 R&E Tax Credit”). These credits are designed to encourage and reward companies for efforts in areas of research and experimentation. In March 2018, the Company has reasonably completed a study encompassing all business activities and contracts in these areas for the years 2012 through 2016. As a result, the Company is estimating it will have net tax credits of approximately $1.3 million on its federal income tax returns for the years ended September 30, 2012, 2013, 2014, 2015 and 2016. The Company is in the process of reviewing its state tax credits and will have those results completed and additional credits determined by year end for the same time periods.

The effective tax rates were (3,586%) and (148%) for the three months ended March 31, 2018 and 2017, respectively.  The effective tax rates were 281% and 6,995% for the six months ended March 31, 2018 and 2017, respectively. The results for both six month periods ended March 31, 2018 and 2017 had significant events which resulted in an extreme variation in tax rates. The effective tax rate for the six months ended, March 31, 2018 was primarily driven by the recently signed 2017 Tax Act, as well as the R&E tax credit study completed in the second quarter of fiscal year 2018. The effective tax rate for the six months ended March 31, 2017 was primarily the result of the tax benefit of $2.7 million recorded for the release of the valuation allowance as a result of the tax deconsolidation of its Xcede subsidiary. The effective tax rate excluding the impact of the 2017 Tax Act was (16%) for the six months ended March 31, 2018. The effective tax rates excluding the impact of the 2017 Tax Act, the R&E tax credit and the valuation allowance were (43%) and (437%) for the six months ended March 31, 2018 and 2017, respectively.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2014 are still subject to examination.

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

General Business Overview

Operations

Consolidated revenue for the quarter ended March 31, 2018 was $10.3 million, compared to revenue of $10.1 million for the second quarter of fiscal year 2017. This 2% increase in revenue was largely attributable to an 11% increase in revenue in our Optics segment, partially offset by a reduction in the Research segment’s commercial revenue this period.

Cost of revenue for the second quarter of 2018 was $6.3 million or 62% of revenue, essentially the same as the cost of revenue for the quarter ended March 31, 2017. The costs were essentially flat from fiscal year 2018 to fiscal year 2017, reflective of the slight increase in overall revenue during the quarter.

Total operating expenses were $3.9 million for the three-month period ended March 31, 2018 as compared to $3.8 million for the same period in fiscal year 2017. Expenses within the second quarter of 2018 were slightly higher, again reflective of the increase in revenue during the quarter.

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”). Xcede incurred $0.2 million in research expenses in the second quarter of fiscal year 2018 compared to $0.4 million for the same three month period in 2017. Xcede’s expenses were reduced this period as we complete the final steps leading up to the start of the planned in-human trial. We expect Xcede will incur increasing amounts of expense in subsequent quarters in fiscal year 2018 and beyond as it continues its development activities through the planned in-human trial. We expect Xcede will continue to need additional external investor funding in order to pursue future clinical trials and regulatory approvals of its tissue sealant technology.

Income (loss) from operations for the quarter ended March 31, 2018 was $0.1 million and approximately breakeven for the same period in 2017.

Net income (loss) attributable to common stockholders was approximately $1.3 million or $0.08 per share for the quarter ended March 31, 2018 and approximately ($0.1) or ($0.00) per share for the quarter ended March 31, 2017.

Results of Operations

Results of Operations for the Three Months Ended March 31,

2018

	Optics	Contract Research	Biomedical	Total
Revenue	$5,910,000	$4,345,000	$-	$10,255,000
Gross profit	2,050,000	1,895,000	-	3,945,000
GM %	35%	44%	-	38%
Operating expenses	1,858,000	1,813,000	194,000	3,865,000
Operating income (loss)	192,000	82,000	(194,000)	80,000

Depreciation and amortization	247,000	61,000	3,000	311,000
Capital expenditures	339,000	58,000	29,000	426,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

Results of Operations for the Three Months Ended March 31,

2017

	Optics	Contract Research	Biomedical	Total
Revenue	$5,281,000	$4,804,000	$-	$10,085,000
Gross profit	1,913,000	1,875,000	-	3,788,000
GM %	36%	39%	-	38%
Operating expenses	1,597,000	1,802,000	392,000	3,791,000
Operating income (loss)	316,000	73,000	(392,000)	(3,000)

Depreciation and amortization	237,000	73,000	3,000	313,000
Capital expenditures	103,000	34,000	44,000	181,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

Consolidated revenue for the quarter ended March 31, 2018 was $10.3 million, compared to revenue of $10.1 million for the second quarter of fiscal year 2017.

The Optics segment revenue increased $0.6 million, or 11%, for the three months ended March 31, 2018 compared with the same period in the prior year, primarily as a result of an increase in revenue in our Optics businesses, largely resulting from increased demand from our customers in the semiconductor/microlithography market.

Contract Research segment revenue decreased $0.5 million, or 10%, for the three months ended March 31, 2018, as compared to the same three month period in 2017. In the current quarter, the lower research revenue was largely due to a delay in commercial revenue. The research backlog for the Contracts Research segment remains strong at approximately $30.7 million at March 31, 2018.

The Biomedical segment has no revenues as it is currently developing a hemostatic and sealant product to control bleeding in surgical applications based on Xcede’s innovative adhesive technology.

Gross profit for the three months ended March 31, 2018 was $3.9 million, or 38% of revenues, compared to $3.8 million, also 38% of revenues, for the three months ended March 31, 2017. Gross profit for the Optics segment increased to $2.0 million at March 31, 2018, compared to $1.9 million for the quarter ended March 31, 2017, as a direct result of the increase in revenue. Gross profit increased to 44% in the Contract Research segment for the quarter ended March 31, 2018, compared to 39% in the second quarter of 2017, as a result of the mix of active contracts during the second quarter of 2018, which carry stronger margins because more internal resources were utilized rather than subcontractors.

The Biomedical segment, through Xcede, is developing a hemostatic tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased to $3.9 million for the three months ended March 31, 2018 from $3.8 million for the same quarter in fiscal year 2017. Operating expenses for the Optics segment increased $0.3 million due to increases in headcount and related costs, depreciation for new equipment and a one-time rent benefit that occurred in 2017. Contract Research segment expenses remained at the same $1.8 million level of spending in the second quarter of fiscal year 2018, as compared to the same period last year. Biomedical segment expenses decreased $0.2 million in the quarter ended March 31, 2018 from $0.4 million in the quarter ended March 31, 2017 due to a reduction in spending while Xcede awaits the start of its planned clinical trial.

As a result of the factors discussed above, income (loss) from operations for the quarter ended March 31, 2018 was $0.1 million, compared to approximately breakeven results for the same period in 2017.

Net interest expense was essentially the same in both the three months ended March 31, 2018 and 2017.

The provision for income taxes for the second quarter of 2018 was a benefit of $1.3 million as compared to a tax provision of $0.1 million for the same period in fiscal year 2017. The 2018 provision in the second quarter of fiscal year 2018 was the result of a PATH 2015 R&E Tax Credit for the years 2012 thru 2016 that we are estimating based on the review we are in the process of conducting. We anticipate completing this review by the fiscal year end and expecting additional state credits will be determined as well. The 2017 benefit resulted from the deconsolidation of Xcede, which means the Company no longer is able to offset taxable income with Xcede’s net operating loss results or carryforwards.

Net income (loss) attributable to common stockholders was approximately $1.3 million or $0.08 per share for the quarter ended March 31, 2018 and ($0.1) million or ($0.00) per share for the quarter ended March 31, 2017.

Results of Operations – Year to Date

Results of Operations for the Six Months Ended March 31,

2018

	Optics	Contract Research	Biomedical	Total
Revenue	$10,853,000	$8,590,000	$-	$19,443,000
Gross profit	3,740,000	3,745,000	-	7,485,000
GM %	34%	44%	-	38%
Operating expenses	3,433,000	3,537,000	639,000	7,609,000
Operating income (loss)	307,000	208,000	(639,000)	(124,000)

Depreciation and amortization	477,000	126,000	7,000	610,000
Capital expenditures	928,000	77,000	45,000	1,050,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

Results of Operations for the Six Months Ended March 31,

2017

	Optics	Contract Research	Biomedical	Total
Revenue	$9,686,000	$9,542,000	$-	$19,228,000
Gross profit	3,487,000	3,826,000	-	7,313,000
GM %	36%	40%	-	38%
Operating expenses	2,924,000	3,542,000	773,000	7,239,000
Operating income (loss)	563,000	284,000	(773,000)	74,000

Depreciation and amortization	471,000	147,000	6,000	624,000
Capital expenditures	194,000	34,000	64,000	292,000

Intangibles, net	465,000	213,000	379,000	1,057,000
Goodwill	899,000	4,939,000	-	5,838,000
Total assets	$19,705,000	$7,477,000	$794,000	$27,976,000

Revenue for the six months ended March 31, 2018 was $19.4 million, a $0.2 million increase over the six months ended March 31, 2017.

Optics segment revenue increased $1.2 million, or 12%, for the six months ended March 31, 2018, compared with the same period in the prior year. This increase was largely the result of a general increase in sales in all of our Optics businesses with a significant amount coming from our customers in the semiconductor/microlithography industries over the same period last year.

Revenue from our Contract Research segment decreased $0.9 million, or 9%, for the six months ended March 31, 2018 as compared to the same period in 2017, primarily due to a delay in our commercial revenue orders. We are anticipating this business will start to pick up in the second half of fiscal year 2018.

The Biomedical segment had no revenue in either the six months ended March 31, 2018 or 2017.

Gross profit for the six months ended March 31, 2018 was $7.5 million, or 38% of sales, compared to $7.3 million, also 38% of sales for the six months ended March 31, 2017.

Gross profit for the Optics segment increased approximately $0.3 million to $3.8 million for the six months ended March 31, 2018, compared to the gross profit for the same period in fiscal year 2017, primarily as a result of the increase in revenues in the first six months of fiscal 2018 as compared to the same period in 2017. The Optics segment’s gross margin as a percent of revenue decreased to 34% from 36% year over year due to a conscious effort to strengthen our quality efforts and invest in new product offerings.

Gross profit for the Contract Research segment decreased $0.1 million to $3.7 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017, primarily as a result of the reduction in commercial sales in 2018 as compared to 2017. The Contract Research segment gross profit as a percent of revenue was 44% for the six months ended March 31, 2018 as compared to 40% for the same period in the prior year due to research contracts utilizing internal resources versus sub-contractors.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased $0.4 million to $7.6 million for the six months ended March 31, 2018, as compared to the total operating expenses of $7.2 million for the six months ended March 31, 2017. This increase was spread fairly consistently across the organization as we have added and upgraded resources in 2018, compared to 2017, as we prepare for new initiatives in 2019.

Income (loss) from operations was ($0.1) for the six months ended March 31, 2018 and $0.1 for the same six month period in 2017.

Net interest expense for both the six month periods ended March 31, 2018 and 2017 was $0.1 million.

The provision for income taxes for the first six months of 2018 was a benefit of $0.6 million as compared to a benefit of $2.7 million for the same period in fiscal year 2017. The 2018 provision was the result of the $1.3 million PATH 2015 R&E Tax Credit estimate for the years 2012 thru 2016 that was recognized in the second quarter of 2018, offset by the result of the 2017 Tax Act, in which we estimated the rate reduction impact to be $0.5 million, the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.1 million and the first quarter earnings provision of $0.1 million. The 2017 benefit resulted from the deconsolidation of Xcede, which resulted in the Company no longer being able to offset taxable income with Xcede’s net operating loss results or carryforwards.

Net income attributable to common stockholders for the six months ended March 31, 2018 was $0.5 million or $0.03 basic earnings per share, compared to net income of $2.8 million or $0.16 basic earnings per share for the six months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of March 31, 2018 was $1.1 million, or approximately $1.3 million less than the net cash of $2.4 million at September 30, 2017.

Cash From Operating Activities

The Company generated approximately $0.7 million in cash from operating results including the impact of the noncash items, which was mainly offset by the increase in accounts receivable of approximately $0.9 million, resulting in a use of $0.2 million. The accounts receivable increase was due to increased revenue in the Optics segment for the quarter ended March 31, 2018 compared to the quarter ended September 30, 2017. Other increases and reductions in assets and liabilities, including prepaids, costs in excess of billings, accounts payable and accrued expenses offset each other.

Cash From Investing and Financing Activities

The Company used cash of approximately $1.1 million for the purchase of property, plant, equipment and patents for the six months ended March 31, 2018 as we invest in new equipment for future product lines.

Total outstanding bank debt as of March 31, 2018 was $3.1 million, essentially the same as at September 30, 2017. The net cash from financing activities during the six months ended March 31, 2018 consisted of $0.3 million in principal payments, offset by $0.3 million in financing from the new Middlesex Savings Bank equipment line of credit.

As of March 31, 2018, the Company was in compliance with the terms of all its outstanding indebtedness which consisted of $1.3 million of senior debt borrowed under the $2.0 million fixed rate, five-year term note that was established in February 2016 with Middlesex Savings Bank, $0.3 million owed to Middlesex Savings Bank under the newly established equipment line of credit, and $0.8 million of subordinated debt owed to the Massachusetts Capital Resources Company. The Company has $4.0 million of additional availability under its Middlesex Savings Bank line of credit based on its collateral calculations as of March 31, 2018. Management believes that the cash and availability under the lines of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

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

As of March 31, 2018, Xcede had $0.5 million of outstanding indebtedness, which consisted of a promissory note issued to Cook Biotech Inc. (“Cook”) in November 2016 and due on December 31, 2025. Xcede has agreed to use the proceeds from the note to fund its planned first in human trial for its hemostatic tissue sealant product. Also in November 2016, Dynasil agreed to invest $1.2 million in Xcede over the next two fiscal years to fund Xcede’s non-clinical operations. With the committed resources from the Company and Cook, Xcede’s management believes it has sufficient funding to complete its planned first in human trial, but it is continuing to seek various financing alternatives to fund further development activities and its pursuit of regulatory approval.

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

We are currently evaluating how the adoption of ASU 2014-09 will impact our consolidated financial statements and result of operations by applying the five-step approach to each revenue stream. This evaluation includes completing an inventory of revenue streams by like contracts to allow for ease of implementation, monitoring developments for the manufacturing industry and government contractors, and evaluating potential changes to our business processes, systems, and controls to support the recognition and disclosure under the new standard. The Company has engaged a third party to assist in evaluating the impact of this new standard on our consolidated financial statements and related disclosures. We plan to complete the conversion and implementation phases by the end of fiscal year 2018 in conjunction with future interpretative guidance.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the six month periods ended March 31, 2018 or 2017.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. The only changes in in the carrying value of intangible and indefinite-lived assets during the six months ended March 31, 2018 were the addition of patents and fluctuations in foreign exchange rate.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the six months ended March 31, 2018.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to fund Xcede, results of our pre-clinical and planned clinical trials, regulatory approvals, the expected timing of the clinical trials of the Xcede patch, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, governmental budgetary and funding matters, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, clinical results of Xcede’s programs which may not support further development, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, changing priorities or reductions in government spending, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 20, 2017, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our management concluded that as of March 31, 2018, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2017, and from time to time in the Company’s other filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6 EXHIBITS

31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

99.1	Press release, dated May 14, 2018 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2018.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2018; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: May 14, 2018
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED: May 14, 2018
Robert J. Bowdring,
Chief Financial Officer

