Form 10-Q
period 2018-06-30
DYNASIL CORP OF AMERICA
filed 2018-08-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number: 001-35011

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2018 there were 17,317,611 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2018	2017
ASSETS

Current Assets
Cash and cash equivalents	$1,511,000	$2,415,000
Accounts receivable, net of allowances of $183,000 and $200,000 at June 30, 2018 and September 30, 2017, respectively	3,766,000	3,407,000
Costs in excess of billings and unbilled receivables	1,065,000	1,317,000
Inventories, net of reserves	4,457,000	4,326,000
Prepaid expenses and other current assets	792,000	973,000
Total current assets	11,591,000	12,438,000

Property, Plant and Equipment, net	7,960,000	7,032,000

Other Assets
Intangibles, net	959,000	987,000
Deferred tax asset	3,167,000	2,642,000
Goodwill	5,907,000	5,940,000
Security deposits	58,000	58,000
Total other assets	10,091,000	9,627,000

Total Assets	$29,642,000	$29,097,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Equipment line of credit	$281,000	$-
Current portion of long-term debt	1,652,000	2,007,000
Capital lease obligations, current	52,000	91,000
Accounts payable	1,924,000	2,380,000
Deferred revenue	109,000	129,000
Accrued expenses and other liabilities	2,652,000	2,667,000
Total current liabilities	6,670,000	7,274,000

Long-term Liabilities
Long-term debt, net of current portion	1,090,000	1,045,000
Capital lease obligations, net of current portion	62,000	81,000
Deferred tax liability, net	230,000	234,000
Other long-term liabilities	172,000	38,000
Total long-term liabilities	1,554,000	1,398,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	June 30,	September 30,
	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 18,091,931 and 17,893,763 shares issued, 17,281,771 and and 17,083,603 shares outstanding at June 30, 2018 and September 30, 2017, respectively.	9,000	9,000
Additional paid in capital	21,756,000	21,406,000
Accumulated other comprehensive income (loss)	(666,000)	(539,000)
Accumulated deficit	(39,000)	(919,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	20,074,000	18,971,000
Noncontrolling interest	1,344,000	1,454,000
Total stockholders' equity	21,418,000	20,425,000

Total Liabilities and Stockholders' Equity	$29,642,000	$29,097,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$10,542,000	$8,836,000	$29,985,000	$28,065,000
Cost of revenue	6,367,000	5,472,000	18,326,000	17,386,000
Gross profit	4,175,000	3,364,000	11,659,000	10,679,000
Operating expenses:
Sales and marketing	288,000	255,000	955,000	848,000
Research and development	177,000	176,000	701,000	707,000
General and administrative	3,100,000	3,205,000	9,519,000	9,321,000

Total operating expenses	3,565,000	3,636,000	11,175,000	10,876,000
Income (loss) from operations	610,000	(272,000)	484,000	(197,000)
Interest expense, net	44,000	53,000	132,000	164,000
Income (loss) before taxes	566,000	(325,000)	352,000	(361,000)
Income tax expense (benefit)	190,000	(111,000)	(404,000)	(2,769,000)
Net income (loss)	376,000	(214,000)	756,000	2,408,000
Less: Net loss attributable to noncontrolling interest	(15,000)	(64,000)	(124,000)	(197,000)
Net income (loss) attributable to common stockholders	$391,000	$(150,000)	$880,000	$2,605,000

Net income (loss)	$376,000	$(214,000)	$756,000	$2,408,000
Other comprehensive income (loss):
Foreign currency translation	(384,000)	212,000	(127,000)	(18,000)
Total comprehensive income (loss)	(8,000)	(2,000)	629,000	2,390,000
Less: comprehensive income (loss) attributable to noncontrolling interest	(15,000)	(64,000)	(124,000)	(197,000)
Total comprehensive income (loss) attributable to common stockholders	$7,000	$62,000	$753,000	$2,587,000

Basic net income (loss) per common share	$0.02	$(0.01)	$0.05	$0.15
Diluted net income (loss) per common share	$0.02	$(0.01)	$0.05	$0.15

Weighted average shares outstanding
Basic	17,203,965	16,945,744	17,127,834	16,879,864
Diluted	17,221,199	16,945,744	17,147,228	16,879,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended June 30, 2018

			Additional	Other					Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance, September 30, 2017	17,893,763	$9,000	$21,406,000	$(539,000)	$(919,000)	810,160	$(986,000)	$1,454,000	$20,425,000
Issuance of shares of common stock under employee stock purchase plan	11,593	-	13,000	-	-	-	-	-	13,000

Stock-based compensation costs	186,575	-	337,000	-	-	-	-	14,000	351,000

Foreign currency translation adjustment	-	-	-	(127,000)	-	-	-	-	(127,000)

Net income (loss)	-	-	-	-	880,000	-	-	(124,000)	756,000
Balance, June 30, 2018	18,091,931	$9,000	$21,756,000	$(666,000)	$(39,000)	810,160	$(986,000)	$1,344,000	$21,418,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$756,000	$2,408,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	351,000	343,000
Foreign exchange loss (gain)	13,000	11,000
Depreciation and amortization	927,000	926,000
Deferred income taxes	(524,000)	(2,775,000)
Non-cash R&D services	209,000	238,000
Other	(6,000)	68,000
Other changes in assets and liabilities:
Accounts receivable, net	(362,000)	74,000
Inventories	(153,000)	(408,000)
Costs in excess of billings and unbilled receivables	253,000	25,000
Prepaid expenses and other assets	42,000	188,000
Accounts payable	(447,000)	(197,000)
Accrued expenses and other liabilities	55,000	(480,000)
Deferred revenue	(20,000)	(129,000)
Net cash from operating activities	1,094,000	292,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,788,000)	(455,000)
Purchase of intangibles	(65,000)	(78,000)
Net cash from investing activities	(1,853,000)	(533,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,000	13,000
Principal payments on capital leases	(72,000)	(80,000)
Proceeds from (payments of) equipment line of credit, net	281,000	-
Proceeds from (payments of) bank and subordinated debt, net	(329,000)	(490,000)
Net cash from financing activities	(107,000)	(557,000)

Effect of exchange rates on cash and cash equivalents	(38,000)	(19,000)

Net change in cash and cash equivalents	(904,000)	(817,000)

Cash and cash equivalents, beginning	$2,415,000	$2,607,000
Cash and cash equivalents, ending	$1,511,000	$1,790,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$109,000	$136,000
Tax payments (refunds)	7,000	3,000
Non cash activities:
Assets purchased under capital leases	12,000	-
Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	-	(3,103,000)
Subsidiary stock options issued to settle liabilities	-	75,000
Subsidiary debt issued to fund research activities	-	500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2018, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2018 and 2017, changes in stockholders’ equity for the nine months ended June 30, 2018 and cash flows for the nine months ended June 30, 2018 and 2017 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of June 30, 2018, Dynasil Biomedical owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The remaining 37% of Xcede’s stock is owned by others and is accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2018, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Effective October 1, 2017, the Company adopted the guidance issued in Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. In addition, the new standard eliminates the limitation on recognition of excess stock compensation benefits until such benefits are actually realized, and instead applies the general recognition standard to these deferred tax assets. This standard was applied using a modified retrospective approach and the Company will recognize forfeitures of awards as they occur. The adoption of the ASU had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption. For the nine month period ended June 30, 2018, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. The Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with subsequent amendments issued, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.

As of June 30, 2018, the Company has made significant progress towards completing its assessment of the potential effects of ASU 2014-09 and its amendments on its consolidated financial statements, and is actively assessing the potential effects on business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company is required to adopt the new standards on October 1, 2018, and expects to do so using the modified retrospective transition method with the cumulative effect of initially applying the guidance recognized at the date of initial application. With the assistance of a third party engaged for this purpose, the Company’s assessment includes a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company's preliminary assessment of this adoption method supports the determination that there are no expected changes in the accounting for the Research segment’s contract research revenue. Across other revenue streams, the timing of revenue recognition could be affected for multiple types of contracts, primarily multiple element contracts in its Optics segment, but those differences are not expected to have a material impact on the consolidated financial statements. However, the Company's assessment is not yet finalized and is subject to change. Additionally, the Company is currently evaluating any tax implications the adoption of this new standard may have on the consolidated financial statements. As part of this analysis, the Company is evaluating its information technology capabilities and systems, and does not expect to incur significant information technology costs to modify systems currently in place.

The Company is in the process of assessing its current revenue controls, and identifying and implementing any changes that may be necessary to comply with its new revenue policies and the provisions of ASU 2014-09, which will be effective for the Company as of October 1, 2018.

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

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 from the Goodwill impairment test. This new guidance is effective for the Company beginning in fiscal year 2021. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On December 22, 2017, the date the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. The Company estimated and accounted for the tax implications of the Tax Cuts Act in the quarter ended December 31, 2017 and the resultant changes are reflected in the current financial statements. The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded an income tax expense of $0.5 million related to such re-measurement in the first quarter of fiscal 2018. It is still analyzing certain aspects of the Tax Act and refining its calculations during the measurement period. See Note 11 – Income Taxes.

Note 3 – Xcede Technologies, Inc. Joint Venture

In October 2013, the Company, through its subsidiary Dynasil Biomedical (“DBM”), formed Xcede, a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its hemostatic tissue sealant technology, which formerly comprised the majority of its expense within the Biomedical segment.

Beginning at its inception and through November 2016, Xcede funded its pre-clinical research activities through the issuance of convertible notes bearing interest at 5% (the “Notes”) pursuant to a note purchase agreement dated October 2013 and most recently amended in November 2016 that provided for the issuance of up to $5.2 million in the aggregate principal amount of the Notes from external investors and certain directors and officers of the Company. The Notes were convertible into equity of Xcede.

In November 2016, Dynasil committed to invest $1.2 million of cash into Xcede over the following 18 months, all of which was invested prior to January 31, 2018, in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt in the quarter ended December 31, 2016. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.6 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $1.9 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $1.9 million, approximately $1.6 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

Series A Preferred participants included both outside investors (accounted for as noncontrolling interest) and DBM. The outside investors converted $3.1 million of Notes and accrued interest into 3,055,551 shares of Series A Preferred. DBM converted the remaining $2.4 million of Notes and accrued interest into 2,338,569 shares of Series A Preferred, the value of which is eliminated in consolidation.

Each share of Series A Preferred and Series B Preferred (together the “Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of June 30, 2018, the liquidation value of the Series B Preferred would be approximately $1.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of June 30, 2018, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

As previously disclosed, in January 2016, Xcede announced that it had signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“CBI”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s hemostatic patch (“Xcede Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with CBI, in which CBI committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trial for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by CBI, Xcede committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million. The Note Agreement made available three draws of principal, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The note was recorded at fair value net of unamortized discount based on an imputed interest rate of 5.4%. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede will recognize research and development expense as the related services are performed by CBI. There was approximately $8,000 and $33,000 of research and development expense recognized during the three months ended June 30, 2018 and 2017, respectively. There was approximately $209,000 and $238,000 recognized during the nine months ended June 30, 2018 and 2017, respectively.

On July 20, 2018, Xcede received a notice of termination from CBI, its collaboration partner with respect to the Xcede Patch currently under development. CBI asserted its termination rights under the Services Agreement dated November 16, 2016 and Development Agreement dated January 6, 2016 between Xcede and CBI, claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of the Xcede Patch. Upon a valid termination, CBI has no obligation to conduct further developmental activities with respect to the Xcede Patch, including any further in-kind funding under the Loan Agreement dated November 16, 2016 between Xcede and CBI. In addition, CBI has asserted that these study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Loan Agreement, which otherwise has a stated maturity of December 31, 2025. The Xcede promissory note is collateralized by a security interest which CBI has in all of Xcede’s intellectual property. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. The Company continues to carry the promissory note in long-term debt.

As a result of this action by CBI, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending the security interest described above. There can be no assurances with respect to any such alternatives.

Dynasil is the sole holder of Xcede Series B Preferred Stock, which ranks senior to the other classes of outstanding Xcede equity, but junior to all Xcede indebtedness. Dynasil also owns shares of Xcede Series A Preferred Stock and Common Stock. On an as-converted basis, Dynasil indirectly owns about 63% of the shares outstanding.

Dynasil has no contractual obligation with respect to Xcede indebtedness. The Xcede promissory note is a contractual obligation solely of Xcede and is secured by Xcede’s intellectual property.

Dynasil’s Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation, which has no operations other than to its equity ownership in Xcede. Since inception, this segment has had no revenue and has operated at a substantial loss. Dynasil does not currently anticipate any material impairment of assets or write-offs affecting its consolidated financial statements with respect to this segment as a result of this development.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	June 30,	September 30,
	2018	2017
Raw Materials	$2,362,000	$2,540,000
Work-in-Process	1,066,000	798,000
Finished Goods	1,029,000	988,000
	$4,457,000	$4,326,000

Note 5 – Intangible Assets

Intangible assets at June 30, 2018 and September 30, 2017 consist of the following:

	Useful	Gross	Accumulated
June 30, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$722,000	$588,000	$134,000
Know How	15	512,000	341,000	171,000
Trade Names	Indefinite	274,000	-	274,000
Patents	20	397,000	17,000	380,000
Biomedical Technologies	5	260,000	260,000	-
		$2,165,000	$1,206,000	$959,000

	Useful	Gross	Accumulated
September 30, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$737,000	$551,000	$186,000
Know How	15	512,000	316,000	196,000
Trade Names	Indefinite	281,000	-	281,000
Patents	20	333,000	9,000	324,000
Biomedical Technologies	5	260,000	260,000	-
		$2,123,000	$1,136,000	$987,000

Amortization expense for the three months ended June 30, 2018 and 2017 was $28,000 and $24,000, respectively. Amortization expense for the nine months ended June 30, 2018 and 2017 was $84,000 and $75,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2018 (3 months)	2019	2020	2021	2022	Thereafter	Total
Acquired Customer Base	$20,000	$80,000	$34,000	$-	$-	$-	$134,000
Know How	9,000	34,000	34,000	34,000	34,000	26,000	171,000
Patents	3,000	11,000	11,000	11,000	11,000	162,000	209,000
	$32,000	$125,000	$79,000	$45,000	$45,000	$188,000	$514,000

As of June 30, 2018, Xcede had $171,000 in patents that have not yet been granted, therefore, the amortization related to these patents is not included in the five-year amortization table above.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the nine months ended June 30, 2018 and 2017.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the nine months ended June 30, 2018 and 2017.

Note 7 – Debt

Senior Debt

On July 31, 2018, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $750,000, of which $281,000 was outstanding on June 30, 2018, into a five year term note with an interest rate of 5.66%. Additionally, on August 9, 2018, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2019, at which time the outstanding balance will be converted into a five year term note. As part of the renewal process and due to the additional credit being extended to the Company, the Middlesex loan and security agreement was amended on August 9, 2018 to decrease the maximum debt leverage ratio covenant to 2.5x from 3.0x.

On both March 31, 2018 and June 30, 2018, the Company was in compliance with all but one of the financial covenants contained in the loan agreement with Middlesex that require us to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total debt and senior debt. On August 9, 2018, Middlesex issued a waiver for these events, as this circumstance arose due to the timing of equipment purchases as the Company invests for the future. The current year forecast shows Dynasil quickly resolving this situation and coming back into compliance with this covenant for the end of the fiscal year.

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

For purposes of computing diluted earnings per share for the three and nine months ended June 30, 2018 and 2017, no common stock options were included in the calculation of dilutive shares as all of the 160,537 and 196,769 common stock options outstanding, respectively, had exercise prices above the applicable period’s average market price per share and their inclusion would be anti-dilutive. For both the three and nine months ended June 30, 2017, 70,000 shares of unvested restricted common stock were excluded from the calculation of dilutive shares, as the effect of their inclusion would be anti-dilutive. Additionally, for the three months ended June 30, 2017, no common share equivalents related to stock options or unvested restricted stock were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
Weighted average shares outstanding
Basic	17,203,965	16,945,744
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	17,234	-
Dilutive Average Shares Outstanding	17,221,199	16,945,744

The computation of the weighted shares outstanding for the nine months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
Weighted average shares outstanding
Basic	17,127,834	16,879,864
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	19,394	-
Dilutive Average Shares Outstanding	17,147,228	16,879,864

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

Stock compensation expense for the three and nine months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017
Stock Grants	$78,000	$60,000
Restricted Stock Grants	14,000	13,000
Option Grants	-	12,000
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	27,000	30,000
Total	$120,000	$116,000

	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017
Stock Grants	$209,000	$183,000
Restricted Stock Grants	40,000	39,000
Option Grants	17,000	37,000
Employee Stock Purchase Plan	2,000	2,000
Subsidiary Option Grants	83,000	82,000
Total	$351,000	$343,000

At June 30, 2018, there was approximately $71,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of approximately twelve months.

Restricted Stock Grants

A summary of restricted stock activity for the nine months ended June 30, 2018 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2018	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2017	70,000	$1.73

Granted	20,000	1.37
Vested	(30,000)	1.73
Cancelled	-	-
Nonvested and expected to vest at June 30, 2018	60,000	$1.61

Stock Option Grants

During the nine months ended June 30, 2018, no Dynasil stock options were granted. A summary of stock option activity for the nine months ended June 30, 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2017	196,769	$1.98	1.64
Outstanding and exercisable at September 30, 2017	196,769	$1.98	1.64
Granted	-	-
Exercised	-	-
Cancelled	(36,232)	1.82
Balance at June 30, 2018	160,537	$2.01	1.18
Outstanding and exercisable at June 30, 2018	160,537	$2.01	1.18

Subsidiary Stock Option Grants

During the three months ended June 30, 2018, no Xcede stock options were granted. A summary of Xcede stock option activity for the nine months ended June 30, 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2016	123,147	$2.30	1.69
Outstanding and exercisable at September 30, 2016	123,147	$2.30	1.69
Granted	95,602	1.80	2.59
Exercised	-	-
Cancelled	(21,980)	3.03
Balance at June 30, 2017	196,769	$1.98	1.89
Outstanding and exercisable at June 30, 2017	196,769	$1.98	1.89

At June 30, 2018, the Company’s Xcede joint venture had approximately $70,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of seven months.

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

The Company’s segment information for the three months ended June 30, 2018 and 2017 is summarized below:

Results of Operations for the Three Months Ended June 30,
2018
	Optics	Contract Research	Biomedical	Total
Revenue	$6,159,000	$4,383,000	$-	$10,542,000
Gross profit	2,299,000	1,876,000	-	4,175,000
GM %	37%	43%	-	40%
Operating expenses	1,721,000	1,760,000	84,000	3,565,000
Operating income (loss)	578,000	116,000	(84,000)	610,000

Depreciation and amortization	261,000	53,000	3,000	317,000
Capital expenditures	707,000	76,000	20,000	803,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

Results of Operations for the Three Months Ended June 30,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$4,837,000	$3,999,000	$-	$8,836,000
Gross profit	1,655,000	1,709,000	-	3,364,000
GM %	34%	43%	-	38%
Operating expenses	1,619,000	1,640,000	377,000	3,636,000
Operating income (loss)	36,000	69,000	(377,000)	(272,000)

Depreciation and amortization	248,000	52,000	1,000	301,000
Capital expenditures	179,000	54,000	26,000	259,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

The Company’s segment information for the nine months ended June 30, 2018 and 2017 is summarized below:

Results of Operations for the Nine Months Ended June 30,
2018
	Optics	Contract Research	Biomedical	Total
Revenue	$17,011,000	$12,974,000	$-	$29,985,000
Gross profit	6,038,000	5,621,000	-	11,659,000
GM %	35%	43%	-	39%
Operating expenses	5,154,000	5,297,000	724,000	11,175,000
Operating income (loss)	884,000	324,000	(724,000)	484,000

Depreciation and amortization	738,000	179,000	10,000	927,000
Capital expenditures	1,635,000	153,000	65,000	1,853,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

Results of Operations for the Nine Months Ended June 30,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$14,524,000	$13,541,000	$-	$28,065,000
Gross profit	5,144,000	5,535,000	-	10,679,000
GM %	35%	41%	-	38%
Operating expenses	4,544,000	5,182,000	1,150,000	10,876,000
Operating income (loss)	600,000	353,000	(1,150,000)	(197,000)

Depreciation and amortization	719,000	200,000	7,000	926,000
Capital expenditures	373,000	88,000	72,000	533,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

Customer Financial Information

For both the three and nine months ended June 30, 2018 and 2017, no customer in the Optics segment represented more than 10% of the total segment revenue.

For the three months ended June 30, 2018, four customers of the Contract Research segment, three various agencies of the U.S. Government and one commercial customer, each represented more than 10% of the total segment revenue. For the nine months ended June 30, 2018, three customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and nine months ended June 30, 2017, three customers of the Contract Research segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended June 30, 2018 and 2017, these customers made up 72% and 52%, respectively, of Contract Research revenue. For the nine months ended June 30, 2018 and 2017, these customers made up 59% and 58%, respectively, of Contract Research revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,512,000	71%	$6,928,000	78%
Europe	2,029,000	19%	962,000	11%
Other	1,001,000	10%	946,000	11%
	$10,542,000	100%	$8,836,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2018 and 2017 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2018		June 30, 2017
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$22,993,000	77%	$22,051,000	78%
Europe	4,662,000	15%	3,262,000	12%
Other	2,330,000	8%	2,752,000	10%
	$29,985,000	100%	$28,065,000	100%

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

Dynasil Corporation of America and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return and various state returns. The Company’s U.K. subsidiary files tax returns in the U.K. Prior to November 18, 2016, the Company’s subsidiary, Xcede was included in the federal and state tax returns filed by Dynasil. As of November 18, 2016, Dynasil’s ownership in Xcede was reduced to approximately 59%. As a result, Xcede is no longer included in Dynasil’s federal consolidated tax return and files a separate federal return. Xcede continues to be included in the Dynasil consolidated state tax filings pursuant to the respective state tax requirements.

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of June 30, 2018 and September 30, 2017, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of June 30, 2018 and September 30, 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, which was effective on December 22, 2017, significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings.  At June 30, 2018, the Company has not completed its accounting for the tax effects of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.  The Company is reviewing and will continue to review its accounting of the tax effects of the 2017 Tax Act through the end of the fiscal year.

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

The one-time transition tax is based on the total unremitted earnings of the Company’s foreign subsidiary, Hilger, which has previously been deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.2 million in the first quarter of fiscal 2018. The Company has not yet completed its calculation of the total unremitted earnings of Hilger. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. The amount may change when the Company finalizes the calculation of Hilger’s total unremitted earnings previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

There are Research and Experimentation tax credits available at both the federal and state levels resulting from the PATH Act of 2015 (“PATH 2015 R&E Tax Credit”). These credits are designed to encourage and reward companies for efforts in areas of research and experimentation. In June 2018, the Company completed a study encompassing all business activities and contracts in these areas for the years 2012 through 2016. As a result, the Company will have net tax credits of approximately $1.3 million on its federal income tax returns for the years ended September 30, 2012, 2013, 2014, 2015 and 2016 and approximately $0.8 million in state tax credits for the same time periods.

During the quarter ended June 30, 2018, the Company completed its state PATH 2015 R&E Tax Credit analysis which resulted in an additional $800,000 of tax credits, largely against future state tax expenses. Due to the Company’s state tax filing status requiring Dynasil to continue to consolidate the Xcede losses for state tax purposes, this credit had a full tax valuation reserve applied to it and, accordingly, is not reflected in the statement of operations for the quarter. The PATH 2015 R&E Tax Credit totals approximately $2.1 million, of which the Federal component of $1.3 million is reflected in the Statement of Operations for the nine months ended June 30, 2018. This $800,000 of additional state PATH 2015 R&E Tax Credit is available as an offset to future state tax expenses.

The effective tax rates were 34% and 34% for the three months ended June 30, 2018 and 2017, respectively.  The effective tax rates were (115%) and 767% for the nine months ended June 30, 2018 and 2017, respectively. The results for both nine month periods ended June 30, 2018 and 2017 had significant events which resulted in an extreme variation in tax rates. The effective tax rate for the nine months ended, June 30, 2018 was primarily driven by the recently signed 2017 Tax Act, as well as the R&E tax credit study completed in the second quarter of fiscal year 2018. The effective tax rate for the nine months ended June 30, 2017 was primarily the result of the tax benefit of $2.7 million recorded for the release of the valuation allowance as a result of the tax deconsolidation of its Xcede subsidiary. The effective tax rate excluding the impact of the 2017 Tax Act was (308%) for the nine months ended June 30, 2018. The effective tax rates excluding the impact of the 2017 Tax Act, the PATH 2015 R&E Tax Credit, and the valuation allowance were 69% and (46%) for the nine months ended June 30, 2018 and 2017, respectively.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2014 are still subject to examination.

Note 12 – Subsequent Events

On July 20, 2018, Xcede received a notice of termination from CBI, its collaboration partner with respect to the Xcede Patch currently under development. CBI asserted its termination rights under the Services Agreement dated November 16, 2016 and Development Agreement dated January 6, 2016 between Xcede and CBI, claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of the Xcede Patch. Upon a valid termination, CBI has no obligation to conduct further developmental activities with respect to the Xcede Patch, including any further in-kind funding under the Loan Agreement dated November 16, 2016 between Xcede and CBI. In addition, CBI has asserted that these study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Loan Agreement, which otherwise has a stated maturity of December 31, 2025. The Xcede promissory note is collateralized by a security interest which CBI has in all of Xcede’s intellectual property. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. See Note 3 for additional information.

On July 31, 2018, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $750,000, of which $281,000 was outstanding on June 30, 2018, into a five year term note with an interest rate of 5.66%. Additionally, on August 9, 2018, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2019, at which time the outstanding balance will be converted into a five year term note. As part of the renewal process and due to the additional credit being extended to the Company, the Middlesex loan and security agreement was amended on August 9, 2018 to decrease the maximum debt leverage ratio covenant to 2.5x from 3.0x.

On both March 31, 2018 and June 30, 2018, the Company was in compliance with all but one of the financial covenants contained in the loan agreement with Middlesex that require us to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total debt and senior debt. On August 9, 2018, Middlesex issued a waiver for these events, as this circumstance arose due to the timing of equipment purchases as the Company invests for the future. The current year forecast shows Dynasil quickly resolving this situation and coming back into compliance with this covenant for the end of the fiscal year.

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

General Business Overview

Operations

Consolidated revenue for the quarter ended June 30, 2018 was $10.5 million, compared to revenue of $8.8 million for the third quarter of fiscal year 2017. This 19% increase in revenue was attributable to a 27% increase in our Optics segment revenue and a 10% increase in our Research segment revenue this period.

Consolidated revenue for the nine months ended June 30, 2018 also showed an increase over the same period in 2017, rising 7% to $30.0 million from $28.1 million. Our Optics segment revenue increased 17% year to date over the prior period, offsetting the Research segment revenue decrease of 4%, due to both lower commercial revenue as anticipated orders were delayed, and lower research revenue, due to the timing of contracts in the first two quarters of 2018.

Cost of revenue for the third quarter of 2018 was $6.4 million or 60% of revenue, a decrease of 2% over the 62% or $5.5 million cost of revenue for the quarter ended June 30, 2017. The decrease in percentage of revenue from fiscal year 2018 to fiscal year 2017 is reflective of the slight increase in overall revenue during the quarter, along with steps taken in the Optics segment to reduce manufacturing costs.

Total operating expenses were $3.6 million for the three-month period ended June 30, 2018, essentially the same as in the same period in fiscal year 2017. Despite the significant increase in revenue, expenses were held in check primarily due to a $0.3 million decrease in the Biomedical segment expenses. The reduced spending in Biomedical offset the increased spending across multiple areas, such as customer-related travel, IT, facilities and marketing in both the Optics and Research segments

Our Biomedical segment primarily consists of the results of our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”). Xcede incurred $0.1 million in operating expenses in the third quarter of fiscal year 2018 compared to $0.4 million for the same three month period in 2017.

On July 20, 2018, Xcede received a notice of termination from Cook Biotech, Inc. (“CBI”), its collaboration partner with respect to Xcede’s hemostatic patch (“Patch”) currently under development. CBI asserted its termination rights under the Services Agreement dated November 16, 2016 and Development Agreement dated January 6, 2016 between Xcede and CBI, claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of the Patch. Upon a valid termination, CBI has no obligation to conduct further developmental activities with respect to the Patch, including any further in-kind funding under the Loan Agreement dated November 16, 2016 between Xcede and CBI. In addition, CBI has asserted that the study results trigger an immediate repayment of the $0.5 million promissory note owed by Xcede to CBI under the Loan Agreement, which otherwise has a stated maturity of December 31, 2025. The Xcede promissory note is collateralized by a security interest which CBI has in all of Xcede’s intellectual property. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI.

Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives. Dynasil does not currently anticipate any material impairment of assets or write-offs affecting its consolidated financial statements with respect to this segment as a result of this development.

Income from operations for the quarter ended June 30, 2018 was $0.6 million compared to a loss from operations of ($0.3) million for the same period in 2017. Income from operations for the nine month period ended June 30, 2018 was $0.5 million compared to a loss from operations of ($0.2) million for the same nine month period in 2017.

During the quarter ended June 30, 2018, the Company completed its state PATH 2015 R&E Tax Credit analysis which resulted in an additional $800,000 of tax credits, largely against future state tax expenses. Due to the Company’s state tax filing status requiring Dynasil to continue to consolidate the Xcede losses for state tax purposes, this credit had a full tax valuation reserve applied to it and, accordingly, is not reflected in the statement of operations for the quarter. The PATH 2015 R&E Tax Credit totals approximately $2.1 million, of which the Federal component of $1.3 million is reflected in the Statement of Operations for the nine months ended June 30, 2018. This $800,000 of additional state PATH 2015 R&E Tax Credit is available as an offset to future state tax expenses.

Net income (loss) attributable to common stockholders was approximately $0.4 million or $0.02 per share for the quarter ended June 30, 2018 and approximately ($0.2) million or ($0.01) per share for the quarter ended June 30, 2017. Net income attributable to common stockholders was approximately $0.9 million or $0.05 per share for the nine months ended June 30, 2018 and approximately $2.6 million or $0.15 per share for the nine month period ended June 30, 2017, largely as a result of the release of the tax valuation allowance due to the federal tax deconsolidation of Xcede from the Company in the first quarter of fiscal year 2017.

Results of Operations

Results of Operations for the Three Months Ended June 30,
2018
	Optics	Contract Research	Biomedical	Total
Revenue	$6,159,000	$4,383,000	$-	$10,542,000
Gross profit	2,299,000	1,876,000	-	4,175,000
GM %	37%	43%	-	40%
Operating expenses	1,721,000	1,760,000	84,000	3,565,000
Operating income (loss)	578,000	116,000	(84,000)	610,000

Depreciation and amortization	261,000	53,000	3,000	317,000
Capital expenditures	707,000	76,000	20,000	803,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

Results of Operations for the Three Months Ended June 30,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$4,837,000	$3,999,000	$-	$8,836,000
Gross profit	1,655,000	1,709,000	-	3,364,000
GM %	34%	43%	-	38%
Operating expenses	1,619,000	1,640,000	377,000	3,636,000
Operating income (loss)	36,000	69,000	(377,000)	(272,000)

Depreciation and amortization	248,000	52,000	1,000	301,000
Capital expenditures	179,000	54,000	26,000	259,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

Consolidated revenue for the quarter ended June 30, 2018 was $10.5 million, compared to revenue of $8.8 million for the third quarter of fiscal year 2017.

The Optics segment revenue increased $1.3 million, or 27%, for the three months ended June 30, 2018 compared with the same period in the prior year, largely resulting from increased demand from our customers in the semiconductor/microlithography market.

Contract Research segment revenue increased $0.4 million, or 10%, for the three months ended June 30, 2018, as compared to the same three month period in 2017. Commercial revenue in the segment increased in the current quarter due to an increase in orders. The research backlog for the Contracts Research segment has increased in the current quarter to approximately $34.2 million at June 30, 2018.

The Biomedical segment had no revenues.

Gross profit for the three months ended June 30, 2018 was $4.2 million, or 40% of revenues, compared to $3.4 million, or 38% of revenues, for the three months ended June 30, 2017. Gross profit for the Optics segment increased to $2.3 million, or 37% of revenues, compared to $1.7 million, or 34% of revenues, as a direct result of the increase in revenue and specific steps taken to improve gross margin. Gross profit in the Contract Research segment remained steady at 43% in the quarter ended June 30, 2018, compared to the same quarter in 2017, largely as a result of the mix of active contracts during the third quarter of 2018.

The Biomedical segment, through Xcede, has been developing a hemostatic tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses were $3.6 million for both the three months ended June 30, 2018 and 2017. Operating expenses for the Optics segment increased $0.1 million largely due to increases in headcount and related costs. Contract Research segment expenses increased to $1.8 million in the third quarter of fiscal year 2018, as compared to the $1.6 million in the same period last year due to increased spending in IT and customer-related travel. Biomedical segment expenses decreased $0.3 million in the quarter ended June 30, 2018 from $0.4 million in the quarter ended June 30, 2017 due to a reduction in spending resulting from to the delay of Xcede’s planned clinical trial, as disclosed elsewhere.

As a result of the factors discussed above, income from operations for the quarter ended June 30, 2018 was $0.6 million, compared to a loss from operations of ($0.3) million for the same period in 2017.

Net interest expense was essentially the same in both the three months ended June 30, 2018 and 2017.

The provision for income taxes for the third quarter of 2018 was $0.2 million as compared to a benefit of $0.1 million for the same period in fiscal year 2017. The 2018 provision in the third quarter of fiscal year 2018 was the result of the $0.6 million operating profit earned during the current quarter compared to the $0.3 million loss in 2017. During the quarter ended June 30, 2018, the Company completed its state PATH 2015 R&E Tax Credit analysis which resulted in an additional $800,000 of tax credits, largely against future state tax expenses. Due to the Company’s state tax filing status requiring Dynasil to continue to consolidate the Xcede losses for state tax purposes, this credit had a full tax valuation reserve applied to it and, accordingly, is not reflected in the statement of operations for the quarter. The PATH 2015 R&E Tax Credit totals approximately $2.1 million, of which the Federal component of $1.3 million is reflected in the Statement of Operations for the nine months ended June 30, 2018. This $800,000 of additional state PATH 2015 R&E Tax Credit is available as an offset to future state tax expenses.

During the third quarter of 2018 the Company completed its analysis of its federal and state PATH 2015 R&E Tax Credits for the years 2012 thru 2016. The Company will receive a future benefit of an additional $0.8 million in tax credits due to the Massachusetts state tax credits earned. These credits are not reflected in the Consolidated Statements of Operations and Comprehensive Income (loss) as the Company recorded a full valuation reserve due to the Company’s state tax filing status requiring Dynasil to continue to consolidate the Xcede losses for state tax purposes.

Net income (loss) attributable to common stockholders was approximately $0.4 million or $0.02 per share for the quarter ended June 30, 2018 and ($0.2) million or ($0.01) per share for the quarter ended June 30, 2017.

Results of Operations – Year to Date

Results of Operations for the Nine Months Ended June 30,
2018
	Optics	Contract Research	Biomedical	Total
Revenue	$17,011,000	$12,974,000	$-	$29,985,000
Gross profit	6,038,000	5,621,000	-	11,659,000
GM %	35%	43%	-	39%
Operating expenses	5,154,000	5,297,000	724,000	11,175,000
Operating income (loss)	884,000	324,000	(724,000)	484,000

Depreciation and amortization	738,000	179,000	10,000	927,000
Capital expenditures	1,635,000	153,000	65,000	1,853,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

Results of Operations for the Nine Months Ended June 30,
2017
	Optics	Contract Research	Biomedical	Total
Revenue	$14,524,000	$13,541,000	$-	$28,065,000
Gross profit	5,144,000	5,535,000	-	10,679,000
GM %	35%	41%	-	38%
Operating expenses	4,544,000	5,182,000	1,150,000	10,876,000
Operating income (loss)	600,000	353,000	(1,150,000)	(197,000)

Depreciation and amortization	719,000	200,000	7,000	926,000
Capital expenditures	373,000	88,000	72,000	533,000

Intangibles, net	468,000	205,000	394,000	1,067,000
Goodwill	955,000	4,939,000	-	5,894,000
Total assets	$19,488,000	$8,004,000	$690,000	$28,182,000

Revenue for the nine months ended June 30, 2018 was $30.0 million, a $1.9 million increase over the nine months ended June 30, 2017.

Optics segment revenue increased $2.5 million, or 17%, for the nine months ended June 30, 2018, compared with the same period in the prior year. This increase was largely the result of a general increase in sales in all of our Optics businesses with a significant amount coming from our customers in the semiconductor/microlithography industries over the same period last year.

Revenue from our Contract Research segment decreased $0.6 million, or 4%, for the nine months ended June 30, 2018 as compared to the same period in 2017, primarily due to a delay in our commercial revenue orders. This business has begun to show an increase in orders in the third quarter of fiscal year 2018.

The Biomedical segment had no revenue in either the nine months ended June 30, 2018 or 2017.

Gross profit for the nine months ended June 30, 2018 was $11.7 million, or 39% of sales, compared to $10.7 million, or 38% of sales for the nine months ended June 30, 2017.

Gross profit for the Optics segment increased approximately $0.9 million to $6.0 million for the nine months ended June 30, 2018, compared to the gross profit for the same period in fiscal year 2017, primarily as a result of the increase in revenues in the first nine months of fiscal 2018 as compared to the same period in 2017. The Optics segment’s gross margin as a percent of revenue remained steady year over year at 35% due to a conscious effort to control costs.

Gross profit for the Contract Research segment increased $0.1 million to $5.6 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, primarily as a result of improved efficiencies in 2018 as compared to 2017. The Contract Research segment gross profit as a percent of revenue was 43% for the nine months ended June 30, 2018 as compared to 41% for the same period in the prior year due to research contracts utilizing internal resources versus sub-contractors.

The Biomedical segment, through Xcede, has been developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased $0.3 million to $11.2 million for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017. This increase was spread fairly consistently across the organization, as we have upgraded resources, added people and improved systems in 2018, in preparation for new initiatives in 2019.

Income (loss) from operations was $0.5 million for the nine months ended June 30, 2018 and a loss of ($0.2) million for the same nine month period in 2017.

Net interest expense for the nine month period ended June 30, 2018 was $0.1 million as compared to $0.2 million in the same period in 2017. The primary reason for this reduction was the conversion of the Xcede notes into stock in the first quarter of 2017.

The provision for income taxes for the first nine months of 2018 was a benefit of $0.4 million as compared to a benefit of $2.8 million for the same period in fiscal year 2017. The 2018 provision was the result of the PATH 2015 R&E Tax Credit for the years 2012 through 2016, offset by the result of the 2017 Tax Act, in which we estimated the rate reduction impact to be $0.5 million, and the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.2 million. The 2017 benefit resulted from the deconsolidation of Xcede, which resulted in the Company no longer being able to offset taxable income with Xcede’s net operating loss results or carryforwards.

Net income attributable to common stockholders for the nine months ended June 30, 2018 was $0.9 million or $0.05 basic earnings per share, compared to net income of $2.6 million or $0.15 basic earnings per share for the nine months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of June 30, 2018 was $1.5 million, or approximately $0.9 million less than the net cash of $2.4 million at September 30, 2017.

Cash From Operating Activities

The Company generated approximately $1.1 million in cash from operating results, in which net income contributed $0.8 million, and the noncash items had an impact of $1.0 million, which was mainly offset by both the increase in accounts receivable of approximately $0.4 million and the decrease in accounts payable of $0.5 million. The accounts receivable increase was due to increased revenue in the Optics segment for the quarter ended June 30, 2018 compared to the quarter ended September 30, 2017. Other increases and reductions in assets and liabilities, including prepaids, costs in excess of billings, and accrued expenses, offset each other.

Cash From Investing and Financing Activities

The Company used cash of approximately $1.9 million for the purchase of property, plant, equipment and patents for the nine months ended June 30, 2018 as we invest in new equipment for future product offerings and upgrade existing machinery.

Total outstanding bank debt as of June 30, 2018 was $3.0 million, essentially the same as at September 30, 2017. The net cash from financing activities during the nine months ended June 30, 2018 consisted of $0.3 million in principal payments, offset by $0.3 million in financing from the new Middlesex Savings Bank equipment line of credit.

As of June 30, 2018, the Company’s outstanding indebtedness to Middlesex Savings Bank (“Middlesex”) consisted of $1.3 million of senior debt borrowed under the $2.0 million fixed rate, five-year term note that was established in February 2016 and $0.3 million owed to Middlesex under the equipment line of credit.

On July 31, 2018, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $750,000, of which $281,000 was outstanding on June 30, 2018, into a five year term note with an interest rate of 5.66%. Additionally, on August 9, 2018, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2019, at which time the outstanding balance will be converted into a five year term note. As part of the renewal process and due to the additional credit being extended to the Company, the Middlesex loan and security agreement was amended on August 9, 2018 to decrease the maximum debt leverage ratio covenant to 2.5x from 3.0x.

On both March 31, 2018 and June 30, 2018, the Company was in compliance with all but one of the financial covenants contained in the loan agreement with Middlesex that require us to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total debt and senior debt. On August 9, 2018, Middlesex issued a waiver for these events, as this circumstance arose due to the timing of equipment purchases as the Company invests for the future. The current year forecast shows Dynasil quickly resolving this situation and coming back into compliance with this covenant for the end of the fiscal year.

On January 3, 2018, the Company amended the Note Purchase Agreement (the “Note”) with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan, defer principal repayment requirements to November 30, 2018, and institute a 1% rate increase, raising the Note’s interest rate to 7% per annum. As of June 30, 2018 $0.8 million of subordinated debt is owed to the Massachusetts Capital Resources Company.

Management believes that the cash and availability under the lines of credit discussed above are adequate to meet the Company’s current liquidity requirements for the next twelve months.

As of June 30, 2018, Xcede had $0.5 million of outstanding indebtedness, which consisted of a promissory note issued to Cook Biotech Inc. (“CBI”) in November 2016 and due on December 31, 2025. As disclosed elsewhere, CBI has asserted that it is entitled to immediate repayment of this note due to results of a recent animal study conducted pursuant to the collaboration between Xcede and CBI. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI.

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

As of June 30, 2018, the Company has made significant progress towards completing its assessment of the potential effects of ASU 2014-09 and its amendments on its consolidated financial statements, and is actively assessing the potential effects on business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company is required to adopt the new standards on October 1, 2018, and expects to do so using the modified retrospective transition method with the cumulative effect of initially applying the guidance recognized at the date of initial application. With the assistance of a third party engaged for this purpose, the Company’s assessment includes a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company's preliminary assessment of this adoption method supports the determination that there are no expected changes in the accounting for the Research segment’s contract research revenue. Across other revenue streams, the timing of revenue recognition could be affected for multiple types of contracts, primarily multiple element contracts in its Optics segment, but those differences are not expected to have a material impact on the consolidated financial statements. However, the Company's assessment is not yet finalized and is subject to change. Additionally, the Company is currently evaluating any tax implications the adoption of this new standard may have on the consolidated financial statements. As part of this analysis, the Company is evaluating its information technology capabilities and systems, and does not expect to incur significant information technology costs to modify systems currently in place.

The Company is in the process of assessing its current revenue controls, and identifying and implementing any changes that may be necessary to comply with its new revenue policies and the provisions of ASU 2014-09, which will be effective for the Company as of October 1, 2018.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the six month periods ended June 30, 2018 or 2017.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. The only changes in in the carrying value of intangible and indefinite-lived assets during the nine months ended June 30, 2018 were the addition of patents and fluctuations in foreign exchange rate.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the nine months ended June 30, 2018.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company the commercialization of our technology, our development of new technologies, the future prospects of Xcede’s patch technology, the adequacy of our current financing sources to fund our current operations, our growth initiatives, governmental budgetary and funding matters, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, the ability of Xcede’s Board of Directors to successfully contest the assertions by CBI under the collaboration arrangement and otherwise preserve value for its stockholders, including the viability of modifying the Xcede patch to address the shortcomings cited by CBI or selling or licensing Xcede’s IP assets, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, results of Xcede’s programs which may not support further development, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, changing priorities or reductions in government spending, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 20, 2017, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our management concluded that as of June 30, 2018, these disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 5(a). OTHER INFORMATION

On July 31, 2018, the Company exercised its right under its existing equipment line of credit with Middlesex Savings Bank (“Middlesex”) to convert the outstanding balance on the line of credit of approximately $750,000, of which $281,000 was outstanding on June 30, 2018, into a five year term note with an interest rate of 5.66%.

Additionally, on August 9, 2018, Middlesex renewed the Company’s equipment line of credit for $750,000, to remain in effect until April 30, 2019, at which time the outstanding balance thereunder will be converted into a five year term note. Such renewal was made pursuant to the Company’s existing loan and security agreement with Middlesex, dated May 4, 2014, as amended, and the line of credit is subject to the terms and conditions of that agreement. In connection with the renewal process and due to Middlesex extending the additional credit to the Company, the loan and security agreement with Middlesex was amended on August 9, 2018 to decrease the maximum debt leverage ratio covenant to 2.5x from 3.0x.

The loan and security agreement with Middlesex contains, among other customary provisions, a financial covenant that requires us to maintain a minimum debt service ratio (the “Financial Covenant”). On both March 31, 2018 and June 30, 2018, the Company was not in compliance the Financial Covenant, as a result of the timing of equipment purchases as the Company invests for the future. On August 9, 2018, Middlesex issued a waiver of our requirement to meet the Financial Covenant as of such dates. Based on our current year forecast, we anticipate being in compliance with the Financial Covenant as of the end of the fiscal year.

ITEM 6 EXHIBITS

31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

99.1	Press release, dated August 14, 2018 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2018.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED: August 14, 2018
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED: August 14, 2018
Robert J. Bowdring,
Chief Financial Officer

