Form 10-K
period 2018-09-30
DYNASIL CORP OF AMERICA
filed 2018-12-21
CIK 30831

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

Commission file number: 001-35011

DYNASIL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	22-1734088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Washington Street, Suite 403, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 668-6855

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0005 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

Yes ☐ No ☒

As of March 31, 2018, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,925,424.

As of December 8, 2018 there were 17,381,643 shares of common stock, par value $0.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 28, 2019 are incorporated by reference into Part III of this report.

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

We have the following three reporting segments based on our main operating activities:

•	Optics: The Optics segment encompasses four business units – Dynasil Fused Silica, Evaporated Metal Films, Hilger Crystals, and Optometrics – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Innovation and Development: The Innovation and Development segment (formerly known as the Contract Research segment) consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in United States (“U.S.”) government-funded research.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, to spin out and separately fund the development of a tissue sealant technology. At September 30, 2018, Dynasil Biomedical owned approximately 63% of the outstanding common and preferred stock of Xcede, thus Xcede is included in our consolidated financial statements. Dynasil Biomedical currently has no operations other than those relating to its equity ownership in Xcede, whose operations were substantially curtailed in the fourth quarter of fiscal year 2018.

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting and accounting principles generally accepted in the U.S. (“U.S. GAAP”). Segment information appearing in Note 16 – Segment, Customer and Geographical Reporting of the Notes to Financial Statements is also presented on this basis.

Our business strategy is based on continued development of products in our Optics segment, as well as organic growth of existing Optics products, development and expansion of our funded research portfolio, investment in the commercialization of the technologies originating from our Innovation and Development segment, continuing development of the Xcede medical technologies, and acquisitions that align with our core competencies.

Historical Growth by Acquisition

Through a series of acquisitions beginning in March 2005, Dynasil has evolved from a single product line optics company to one focused on multiple optical product lines and a significant contract research business focused on advanced materials used in radiation detection and other advanced instrumentation. Our revenue has increased from $2 million in FY 2004 to $40 million in FY 2018.

The acquisitions we completed during this period included:

•	Optometrics: In March 2005, we acquired Optometrics LLC (“Optometrics”), a worldwide supplier of optical components and instruments, including diffraction gratings, interference filters, monochromators, laser optics and specialized optical systems.

•	Evaporated Metal Films: In October 2006, we acquired Evaporated Metal Films Corporation (“EMF”), an optical thin-film coatings company with a broad range of application markets, including solar energy, display systems, dental photography, optical instruments, satellite communications and lighting.

•	RMD: In July 2008, we acquired Radiation Monitoring Devices, Inc. (“RMD”), a contract research company with expertise in material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics. The team at RMD develops advanced technology in materials, sensors and prototype instruments that detect or measure radiation, light, magnetism or sound for use in security, medical and industrial applications.

•	Hilger Crystals: In July 2010, we acquired Hilger Crystals, Ltd., (“Hilger”) a manufacturer of synthetic crystals applicable to a wide range of industrial, medical, and homeland security applications with a long history of supplying high-quality synthetic crystals for infrared spectroscopy, X-ray and gamma ray detection.

•	Biomedical technologies: In April 2011, we acquired the rights to six early stage biomedical technologies from Dr. Daniel Ericson, a former hematologist at the Mayo Clinic, which jointly owns rights to certain of the technologies acquired. The activity of our Biomedical segment is currently focused on the development of the tissue sealant technology that was part of this transaction in its Xcede subsidiary.

•	DichroTec Thin Films: In June 2014, our EMF subsidiary acquired the assets of DichroTec Thin Films LLC, another optical thin-film coatings company with a broad range of applications, many of which are similar to EMF’s applications.

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

Innovation and Development – the Future of Our Technology

Our former Contract Research segment was recently renamed the Innovation and Development segment to emphasize the exciting new technology that is being developed at this segment’s business unit, RMD, particularly in the fields material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics. Using their expertise in these fields, the team at RMD develops advanced technology in materials, sensors and prototype instruments that detect or measure radiation, light, magnetism or sound for use in security, medical and industrial applications.

RMD is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health and NASA. For over thirty years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. RMD also provides research for non-governmental entities in areas where it has the appropriate expertise. Such research is currently not a significant portion of RMD’s revenue. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of September 30, 2018, RMD had a contract backlog of approximately $30.8 million, of which approximately 47% is SBIR contracts.

As of September 30, 2018, our Innovation and Development segment had a total of 74 employees, including 23 Ph.D. level scientists. RMD serves as an incubator to expand our patent portfolio enabling the opportunity to advance our technology from development to commercialization using government-funded research. As of September 30, 2018, RMD had a portfolio of 72 issued U.S. patents and 40 pending patent applications, compared with 68 issued patents and 43 pending patent applications at the same point in 2017.

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

Biomedical: Xcede and Our Development of a Tissue Sealant Technology

Xcede's first product under development is a hemostatic patch (“Xcede Patch”), designed to be biocompatible, to be used when conventional techniques are inadequate or impractical to stop bleeding (hemostasis). As described above, in 2011, Dynasil Biomedical (“DBM”) acquired rights to the underlying tissue sealant technology as part of a transaction with a former hematologist at the Mayo Clinic. Since that time, DBM has invested significant capital developing this tissue sealant technology, including costs to further the related intellectual property rights and to conduct animal studies.

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

As of September 30, 2018, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the issuance of Preferred Stock in November 2016, DBM’s ownership percentage in Xcede decreased to less than 80% and Xcede is no longer included in the Dynasil consolidated federal tax returns. As a result, the Company is no longer able to offset taxable income or benefit from net operating losses and other tax attributes related to Xcede. (See Note 9 – Income Taxes.)

In January 2016, Xcede signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“CBI”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of Xcede’s hemostatic patch (“Xcede Patch”). In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with CBI, in which CBI committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals, to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by CBI, Xcede committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million, with three draws of principal available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025.

On July 20, 2018, Xcede received a notice of termination from CBI, in which CBI asserted its termination rights under the Services Agreement dated November 16, 2016 and Development Agreement dated January 6, 2016 between Xcede and CBI, claiming that the results of a recent animal study showed that, in CBI’s assessment, continuing to the next development phase of the Xcede Patch is not commercially reasonable. Upon a valid termination, CBI has no obligation to conduct further developmental activities with respect to the Xcede Patch, including any further in-kind funding under the Loan Agreement dated November 16, 2016 between Xcede and CBI. In addition, CBI has asserted that these study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Loan Agreement, which otherwise has a stated maturity of December 31, 2025. The Xcede promissory note is collateralized by a security interest which CBI has in all of Xcede’s intellectual property. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. As a result, the Company has classified the promissory note as short-term debt.

As a result of this action by CBI, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending the security interest described above. Additionally, the Company’s RMD subsidiary has begun an investigation of possible continued development of the Xcede Patch, which includes seeking government funding of this development. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to RMD.

Strategy to Commercialize our Technologies

Our business strategy focuses on combining our expertise in funded research, product development and technology innovation to commercialize detection and analysis equipment for the homeland security, industrial and medical markets. We are executing on this strategy by:

•	developing and expanding our research portfolio;
•	seeking to commercialize the technologies coming from our Innovation and Development segment;
•	growing organically through investment in existing businesses; and
•	identifying and investing in those technologies with the greatest revenue and growth potential in the market.

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

Intellectual Property (IP)

From October 2017 through September 2018, we have been granted five new U.S. patents and have filed 13 new patent applications. Our current portfolio, company-wide, is 78 issued and 53 pending applications, the largest percentage of which are issued to RMD. We believe that intellectual property represents an important strategic advantage for us.

Customers

We have more than 600 customers, with approximately 51% of our business concentrated in our top 10 customers. Our two largest customers, as well as our fourth largest customer are agencies and agents of the Federal government and accounted for approximately 12%, 8%, and 6%, respectively, of our revenues during fiscal year 2018. Our third and fifth largest customers are customers of our Optics segment and also accounted for approximately 6% and 4%, respectively, of our overall revenue during fiscal year 2018. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part and quantity or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We also have blanket orders for product quantities that will potentially be required in upcoming periods. Contract research projects generally run for a one to two year period.

Employees

As of September 30, 2018, we had a total of 214 employees, 206 of which are full-time. Of the total, 35 of our employees are engaged in administration, 9 are engaged in sales, 73 are engaged in research and/or engineering and 97 are engaged in manufacturing. The Company has a total of 25 Ph.D. level employees. Our operations are non-union except for a two-person union in one location.

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

Our Innovation and Development segment (formerly Contract Research segment) is subject to the rules and regulations applicable to government contracting, including: the Federal Acquisition Regulation (FAR) and supplements, which regulate the formation, administration and performance of U.S. Government contracts; the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bids and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

The tissue sealant being developed by Xcede, our joint venture with Mayo Clinic, is subject to FDA regulations and approval in the United States and requires CE marking and other regulatory agency approval in other countries around the world.

Our use of radioactive materials in research and certain of our products (our dual-mode detector) subject us to laws regulating hazardous wastes under United States federal and certain state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located. Environmental compliance costs, which totaled $58,000 for fiscal year 2018, have not historically had a material effect on our operating results.

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

Risks Related To Our Business

The Company relies on its Innovation and Development segment for approximately half of its revenue. A decline in or temporary suspension of U.S. Government spending, changes in federal budgetary priorities, the timing of contract awards or a restructuring of the SBIR/STTR programs may adversely affect our future revenue and limit our growth prospects.

Our Innovation and Development (formerly Contract Research) business unit, RMD, is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health, and National Aeronautics and Space Administration. Historically RMD has conducted its government research contracts through the SBIR (Small Business Innovation Research Program) and the STTR (Small Business Technology Transfer Program). Though RMD has augmented its SBIR contracts with larger competitively bid government contracts in recent years, a reduction in or elimination of the SBIR or the STTR programs could result in our inability to win contracts, as we may not have the resources to compete effectively against much larger, better-funded companies. Further, a significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenue and limit our growth prospects. While the October 2013 government shutdown did not have a significant impact on the Company, a future government shutdown could result in the suspension of work on contracts in progress or in payment delays which would adversely affect our future revenue and cash flow.

The Company relies on a small number of key customers for a substantial portion of its revenue.

Ten customers accounted for approximately 51% of the Company’s revenue in 2018. Four of those ten customers were agencies of the U.S. Government and accounted for 29% of revenue. Although we have had business relationships with these customers for many years, there can be no guarantee that we will be able to win contracts with these agencies in the future. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve our expected future revenue and may suffer a decline in revenue.

As of September 30, 2018, our total contract research backlog was approximately $30.8 million. Backlog consists of the portion of existing contracts yet to be performed and awards of projects by agencies in favor of RMD. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenue, revenue growth and profitability.

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

Our internal controls over financial reporting were not effective as of September 30, 2018.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of September 30, 2018 and concluded that, as of that date, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. Until these issues are corrected and the changes made are operational for a sufficient period of time to demonstrate their effectiveness, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected.  In addition, remedying this matter may require additional management time and resources and cause the Company to incur additional costs.

Goodwill and other intangible assets represent approximately 21% of our total assets and any impairment of these assets could negatively impact our results of operations.

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

Our Innovation and Development business faces aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenue and growth prospects.

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

Our indirect cost audits by the DCAA have been completed for fiscal year 2015 while fiscal years 2016 through 2018 remain open pending DCAA audit. Although we have recorded contract revenue subsequent to fiscal 2015 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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

In July, 2018, Xcede received a notice of termination from CBI, its collaboration partner with respect to the Xcede Patch, which claimed that the results of a recent animal study showed that, in CBI’s assessment, continuing to the next development phase of the Xcede Patch it is not commercially reasonable. Upon a valid termination, CBI has no obligation to conduct further developmental activities with respect to the Xcede Patch, including any further in-kind funding under the Loan Agreement dated November 16, 2016 between Xcede and CBI. In addition, CBI has asserted that these study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Loan Agreement, which otherwise has a stated maturity of December 31, 2025. The Xcede promissory note is collateralized by a security interest which CBI has in all of Xcede’s intellectual property. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI.

As a result of this action by CBI, Xcede halted clinical trial preparations and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending the security interest described above.

Xcede will require outside funding in order to continue development of the Xcede Patch, any additional pre-clinical development activities, and any human clinical trials they may initiate. In the event Xcede raises any additional equity financing from outside sources, our equity interest in Xcede will decrease. There can be no assurance, however, that Xcede will be able to obtain future financing as needed or on terms which are attractive, in which case it might be required to close its operations and liquidate its assets in which case our investment would likely not be recovered.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At September 30, 2018, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and United Kingdom (U.K.). We are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.

We face risks associated with our international business.

In 2018 and 2017, we generated approximately 25% and 22% of our sales outside the U.S., respectively. Our international business operations may be subject to additional and different risks than our U.S. business. Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. If we are unable to manage these risks it would have a material adverse effect on our results of operations and financial condition.

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

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Recent changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. Additional tariff changes are possible. We are engaged in efforts to mitigate tariff increases, but there is no assurance we will be successful. Further, uncertainties about future tariff changes could result in mitigation actions that prove to be detrimental to our business.

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

In October 2013, Dynasil Biomedical formed Xcede, a joint venture with Mayo Clinic, to focus on and separately fund the development of its tissue sealant technology. Xcede has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biomedical area. For example, to execute its business plan, Xcede will need to successfully:

•	develop a commercially viable version of the Xcede Patch;
•	raise the funds necessary to execute its product development plan;
•	manage its spending as costs and expenses increase during the clinical trial and regulatory approval processes;
•	obtain required regulatory approvals for the development and commercialization of the tissue sealant product applications;
•	maintain and expand the tissue sealant intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on its own or in collaboration with strategic partners; and
•	gain market acceptance for its products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet in West Berlin, NJ. We lease a 10,000 square foot manufacturing and office building in Ayer, MA with a lease that expires in May 2025. We lease 7,200 square feet of manufacturing office space in a building in Littleton, MA with a lease that expires in November 2019. We lease a 40,654 square foot manufacturing and office building in Rochester, NY with a lease that expires in March 2022. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, NY. We own a two-story, 17,000 square foot manufacturing and office facility in Margate, Kent, in the U.K. All of the foregoing owned and leased properties are used by our Optics segment. We lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for our RMD business from a related party with a month-to-month lease that continues until terminated by the landlord with not less than three years’ prior written notice or by the Company with not less than six months’ prior written notice. We lease 2,368 square feet of office space in Newton, MA for our Dynasil Corporation of America office with a lease that expires in December 2020. We believe that the properties are in satisfactory condition and suitable for our purposes. The New Jersey, New York, and U.K. properties are collateral against notes payable to banks.

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

As of December 10, 2018, there were 17,381,643 shares of the Company’s common stock outstanding held by approximately 215 holders of record.

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

Overview

Reportable Segments

We have three reporting segments based on our main operating activities. Below is a summary of these segments:

•	Optics: The Optics segment encompasses four business units – our original optics business, doing business as Dynasil Fused Silica, Optometrics, Hilger, and Evaporated Metal Films (“EMF”) – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Innovation and Development: The Innovation and Development segment consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit and was formerly known as the Contract Research segment.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation, a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc., a joint venture with the Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. Dynasil Biomedical currently has no operations other than those relating to its equity ownership in Xcede.

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

Fiscal 2018 Financial Overview

Our revenue in 2018 was $40.7 million, as compared to $37.3 million in 2017. This 9% increase in revenue resulted from a $3.8 million, or 20%, increase in revenue in our Optics segment, somewhat offset by a $0.4 million, or 2%, decrease in revenue in our Innovation and Development segment.

In fiscal year 2018, we had net income of $1.6 million compared to net income of $1.9 million in 2017. Our net income included losses of approximately $1.0 million and $1.4 million in 2018 and 2017, respectively, associated with research and start-up costs of Xcede, a joint venture with Mayo. As of September 30, 2018, we owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 63% ownership includes preferred stock with a liquidation preference, and as a result, for reporting purposes only, common stock ownership is used in the allocation of noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. The non-controlling amount related to the common stock owned by others was $0.2 million in both fiscal years ended September 30, 2018 and 2017, and was not included in the Company’s net income attributable to common stockholders of $1.8 million and $2.2 million, respectively.

In 2018, Xcede was funded by $0.6 million in cash from Dynasil, committed in November 2016, and $0.2 million in R&D services from Cook Biotech as it worked on developing the first in human clinical trial for Xcede’s hemostatic tissue sealant product under a note agreement. In 2017, Xcede’s funding included $0.7 million in cash from Dynasil, committed in November 2016, and $0.3 million in R&D services from Cook Biotech under a note agreement.

Results of Operations

Results of Operations for the Fiscal Year Ended September 30, 2018
	Optics	Innovation and Development (formerly Contract Research)	Biomedical	Total
Revenue	$23,053,000	$17,628,000	$-	$40,681,000
Gross profit	7,667,000	7,569,000	-	15,236,000
GM %	33%	43%	-	37%
Operating expenses	7,003,000	7,072,000	817,000	14,892,000
(Gain) loss on sale of assets	-	-	-	-
Impairment of long-lived assets	-	-	182,000	182,000
Operating income (loss)	664,000	497,000	(999,000)	162,000

Depreciation and amortization	1,006,000	237,000	14,000	1,257,000
Capital expenditures	2,033,000	211,000	73,000	2,317,000

Intangibles, net	390,000	162,000	203,000	755,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$22,946,000	$8,376,000	$210,000	$31,532,000

Results of Operations for the Fiscal Year Ended September 30, 2017
	Optics	Innovation and Development (formerly Contract Research)	Biomedical	Total
Revenue	$19,282,000	$18,002,000	$-	$37,284,000
Gross profit	6,562,000	7,336,000	-	13,898,000
GM %	34%	41%	-	37%
Operating expenses	6,183,000	6,856,000	1,381,000	14,420,000
(Gain) loss on sale of assets	-	-	60,000	60,000
Impairment of long-lived assets	-	-	-	-
Operating income (loss)	379,000	480,000	(1,441,000)	(582,000)

Depreciation and amortization	970,000	257,000	11,000	1,238,000
Capital expenditures	575,000	338,000	69,000	982,000

Intangibles, net	467,000	196,000	324,000	987,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$20,445,000	$8,078,000	$574,000	$29,097,000

Revenue

Revenue for the fiscal year ended September 30, 2018 was $40.7 million, an increase of $3.4 million or 9% from the $37.3 million of revenue recorded in 2017.

Revenue in our Optics segment for the 12 months ended September 30, 2018 increased 20% to $23.1 million from $19.3 million in 2017, largely as the result of increased demand from our customers in the semiconductor/microlithography market.

Innovation and Development segment revenue decreased 2% to $17.6 million in the year ended September 30, 2018, from $18.0 million in the same period in 2017, largely resulting from a reduction of NIH funding and a delay in our commercial revenue orders. The contract revenue backlog decreased to $30.8 million at September 30, 2018, down from the September 30, 2017 level of $33.2 million. The current backlog is comprised of approximately 47% SBIR contracts, which is reduced from the 51% SBIR contracts in the backlog at September 30, 2017. The Innovation and Development segment continues to seek to limit reliance on the SBIR program and increase the number of government agencies that currently contract for its research, as well as to diversify its contracting sources including contracting with commercial businesses. During the twelve months ended September 30, 2018 and 2017, the Innovation and Development segment generated $1.7 million and $1.8 million, respectively, in commercial revenue.

The Biomedical segment has been engaged in development of a tissue sealant product through its Xcede joint venture and currently has no revenue.

Gross Profit

Gross profit for the year ended September 30, 2018 increased $1.3 million, or 10%, to $15.2 million from the prior year amount of $13.9 million. Gross profit as a percentage of revenue was 37% in both fiscal year 2018 and 2017.

The Optics segment’s gross profit as a percentage of revenue in fiscal year 2018 decreased slightly to 33% as compared with fiscal year 2017 gross profit as a percentage of revenue of 34%. The gross profit in fiscal year 2018 was $7.7 million, an increase of $1.1 million, or 17%, as a result of the higher revenue during the 12 months ended September 30, 2018.

Both gross profit dollars and gross profit as a percent of revenue for the Innovation and Development segment improved in fiscal year 2018, compared to fiscal year 2017 largely as a result of the mix of active contracts during 2018, which carried stronger margins because more internal resources were utilized rather than subcontractors. Gross profit dollars in this segment increased to $7.6 million during fiscal year 2018 from $7.3 million in the same period in 2017. Gross profit as a percent of revenue improved to 43% in fiscal year 2018 compared to 41% in fiscal 2017.

Operating Expenses

Operating expenses increased in fiscal year 2018 to $15.1 million, or 37% of revenue, an increase of $0.6 million from $14.5 million in fiscal year 2017 or 39% of revenues.

Operating expenses within the Optics segment increased to $7.0 million in fiscal year 2018, compared to $6.2 million in fiscal year 2017, due to increases in marketing, engineering personnel, and facility related expenditures. The percent of SG&A to revenue decreased to 30% in the 12 months ended September 30, 2018, a reduction from 32% in the prior year. The percentage decrease was largely due to the increase in revenue in 2018.

Operating expenses within the Innovation and Development segment increased to $7.1 million, or 40% of revenue, in fiscal year 2018 from $6.9 million, or 38% of revenue, in the prior year. The increase in SG&A expenses in fiscal year 2018 can be attributed to a number of factors, including new IT expenses related to the implementation of Department of Defense security requirements, increased expenses in contract bidding, and additional travel incurred visiting customers to review projects and secure contracts.

Operating expenses in the Biomedical segment in fiscal year 2018 were approximately $1.0 million, which included impairment of a long-lived asset of $0.2 million, as compared to $1.4 million in fiscal year 2017. The $0.4 million decrease in expenses year over year was primarily the result of Xcede’s decision to halt clinical trial preparations and curtail operations to a minimal level while the Board of Directors of Xcede evaluates alternative avenues to develop the Xcede Patch, following the July 2018 notice of termination from Cook Biotech Inc. (“CBI”), its collaboration partner with respect to the Xcede Patch, which claimed that the results of a recent animal study showed that, in CBI’s assessment, continuing to the next development phase of the Xcede Patch is not commercially reasonable.

Net Interest Expense

Net interest expense was $0.2 million in both fiscal years 2018 and 2017.

Income Tax Benefit

Total income tax expense was a benefit of $1.6 million in fiscal year 2018, as compared to a benefit of $2.7 million in fiscal 2017. The 2018 benefit resulted from a benefit in the second quarter related to R&E tax credits for the years ended 2013 through 2016, a benefit in the fourth quarter for the release of the Company’s tax reserve for state deferred tax assets being carried on the balance sheet that are now expected to be used in the foreseeable future, offset by the 2018 expense from the effect of the 2017 Tax Act. During 2017, the benefit recognized was related to the deconsolidation of Xcede for federal income tax purposes and the release of the Company’s federal tax valuation allowance.

Net Income

As a result of the items mentioned previously, our net income for the year ended September 30, 2018 was $1.6 million, compared to net income of $1.9 million in the prior year.

Our net income includes losses of approximately $1.0 million and $1.4 million in the years ended September 30, 2018 and 2017, respectively, from our Biomedical segment.

Liquidity and Capital Resources

Liquidity Overview

Our net cash as of September 30, 2018 was $2.3 million, a decrease of $0.1 million, compared to $2.4 million at September 30, 2017. The cash reduction was primarily the result of fixed asset additions for new product lines offset by cash from operating activity.

We believe our cash on hand and borrowing capacity under our revolving line of credit will be sufficient to fund our current debt obligations, estimated capital expenditures and working capital needs for the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2.1 million for fiscal year 2018 versus $1.5 million for fiscal year 2017.

In fiscal year 2018, the principal differences between the net income of $1.6 million and net cash provided of $2.1 million were a noncash benefit related to the increase of deferred income taxes resulting from the Xcede state tax valuation allowance release, R&E tax credits for the years ended 2013 through 2016, and impairment of long-lived assets, partially offset by depreciation, stock compensation, and Xcede’s R&D service expenses. Additionally, cash was used by an increase in accounts receivable due to strong fourth quarter shipments.

In fiscal year 2017, the principal differences between the net income of $1.9 million and net cash provided of $1.5 million were a noncash benefit related to the increase of deferred income taxes as a result of the Xcede federal tax deconsolidation, partially offset by depreciation, stock compensation and Xcede’s R&D service expenses. Additionally, cash was used to increase our inventory balance after a slowdown in shipments to a key customer and to allow for immediate shipment of our new e-commerce website products. These were offset by increases in accounts payable due to material and equipment purchases and advances for subcontractor payments.

Cash Flows from Investing Activities

Cash flows from investing activities resulted in a use of $2.3 million for fiscal 2018 compared with a use of $1.0 million for fiscal 2017. In both fiscal 2018 and 2017, these funds were primarily used to purchase property, plant and equipment, as we continue to invest in our future operations, including our new highly efficient anti-reflective, diamond-like coating product lines. We currently plan on additional capital expenditures of approximately $2.0 million during fiscal year 2019 for expansion into new customer markets within our existing segments.

Cash Flows from Financing Activities

Cash flows from financing activities increased $0.1 million of net cash in fiscal 2018, due to using our equipment line of credit through Middlesex Savings Bank. Cash flows from financing activities used $0.7 million of net cash in fiscal 2017, primarily through the payments of our loans and capital leases. We have the full $4.0 million available under our line of credit with Middlesex Savings Bank at September 30, 2018.

Terms of Outstanding Indebtedness

As of September 30, 2018, Dynasil is in compliance with the terms of all of its outstanding indebtedness. As of such date, we had total indebtedness consisting of:

•	approximately $1.0 million senior debt term loan with Middlesex Savings Bank, subject to the terms and conditions of the Middlesex Savings Bank Loan Agreement;

•	approximately $0.8 million of equipment term notes;

•	approximately $0.9 million of subordinated debt owed to Massachusetts Capital Resource Company; and

•	approximately $0.2 million of Notes Payable to two government agencies.

•	Additionally, Xcede had $0.5 million of outstanding indebtedness owed to Cook Biotech Inc.

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

The Bank Loan Agreement was amended on September 29, 2015 to allow the Company to repay up to $3 million of the subordinated debt owed Massachusetts Capital Resources Company (“MCRC”) and also provide for the Company, if it meets certain conditions, to convert up to $2 million of the advances under the line of credit to a fixed rate note with the principal amortizing monthly over a five year term. On February 1, 2016, the Company converted $2 million of its outstanding advances under the line of credit note to a fixed rate, five-year term note bearing interest at an annual rate of 4.5%. As of September 30, 2018, approximately $1.0 million was outstanding under the five-year term note.

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

On July 31, 2018, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $750,000 into a five year term note with an interest rate of 5.66%. Additionally, on August 9, 2018, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2019, at which time the outstanding balance will be converted into a five year term note. As part of the renewal process and due to the additional credit being extended to the Company, the Middlesex loan and security agreement was amended on August 9, 2018 to change the maximum debt leverage ratio covenant to 2.5x from 3.0x.

As of September 30, 2018, no amounts were outstanding under either the revolving or equipment lines of credit with Middlesex.

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

The Bank Loan Agreement also contains other terms, conditions and provisions that are customary for commercial lending transactions of this sort. The Bank Loan Agreement requires Dynasil, at the close of each fiscal quarter, to maintain a Debt Service Coverage ratio, as defined, of at least 1.20 to 1.00 and a Maximum Leverage Ratio, as defined, of less than 2.50 to 1.00, both on a trailing four quarter basis.

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

Note Purchase Agreement – Massachusetts Capital Resource Company

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with MCRC. Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3.0 million subordinated note (the “Subordinated Note”) for proceeds of $3.0 million. The Subordinated Note initially was scheduled to mature on July 31, 2017, unless accelerated pursuant to an event of default, as described below. The Subordinated Note initially provided for interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month in each year, the first such payment to be due and payable on August 31, 2012. Under the original terms of the Agreement, beginning on and with September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017, the Company would redeem, without premium, $130,000 in principal amount of the Subordinated Note together with all accrued and unpaid interest then due on the amount redeemed.

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

On November 27, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to begin November 30, 2019. This amendment also extended the maturity date from July 31, 2019 to November 30, 2021.

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

Note Purchase Agreement – Cook Biotech, Inc. and Xcede

In November 2016, Xcede entered into an additional Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook Biotech, Inc. (CBI), in which CBI committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by CBI, Xcede committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million, with three draws of principal available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025.

On July 20, 2018, Xcede received a notice of termination from CBI, its collaboration partner with respect to the Xcede Patch, which claimed that the results of a recent animal study showed that, in CBI’s assessment, continuing to the next development phase of the Xcede Patch is not commercially reasonable. Upon a valid termination, CBI has no obligation to conduct further developmental activities with respect to the Xcede Patch, including any further in-kind funding under the Note Agreement between Xcede and CBI. In addition, CBI has asserted that the foregoing study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Note Agreement, which otherwise has a stated maturity of December 31, 2025. The Xcede promissory note is collateralized by a security interest which CBI has in all of Xcede’s intellectual property. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. See Note 3 – Xcede Technologies, Inc. Joint Venture.

As of September 30, 2018, Xcede had $0.5 million of outstanding indebtedness owed to CBI, which the Company carries in short-term debt. Dynasil has no contractual obligation with respect to Xcede indebtedness. The Xcede promissory note is a contractual obligation solely of Xcede and is secured by Xcede’s intellectual property.

“Off Balance Sheet” Arrangements

Dynasil has no “Off Balance Sheet” arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows, including the effects of significant changes in revenue recognition.

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

The majority of the Company’s research revenue is derived from the United States government and government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States government contracts are subject to audit. The Company believes that the results of such audits will not have a material adverse effect on its financial position or its results of operations.

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Using these guidelines, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step process. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard.

As of September 30, 2018, the Company has completed its assessment of the effects of ASU 2014-09 and its amendments on its consolidated financial statements, and has implemented changes to its business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company’s assessment included a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company adopted the new standards on October 1, 2018, and did so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) ) to all existing contracts that have remaining obligations as of October 1, 2018. Accordingly, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application.

The Company believes that this guidance will lead to very few changes in revenue recognition for the standard contracts in both the Optics and the Innovation and Development segments. This new guidance may lead to recognition of certain revenue transactions sooner than in the past on contracts that require the Company to maintain stated inventory levels, as the Company has an enforceable right to payment for the required inventory, and on contracts such as engineering services and design and tooling transactions, as the Company has an enforceable right to payment for these performance obligations satisfied over time. The Company will continue to evaluate all new contract arrangements, but the new accounting standard is not expected to have a material impact on its consolidated financial statements. The cumulative adjustment to opening retained earnings will be insignificant at October 1, 2018. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements.

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

We generally perform our annual impairment testing of goodwill at the end of the fourth quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We test impairment at the reporting unit level using the two-step process. Our primary reporting units tested for impairment are RMD, which comprises our Innovation and Development segment, and Hilger, which is a component of the Optics segment.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires us to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. With respect to our annual goodwill impairment testing performed during the fourth quarter of fiscal year 2018, step one of the testing determined the estimated fair value of RMD and Hilger exceeded their carrying values. Accordingly, we concluded that no impairment had occurred and no further testing was necessary.

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

There was an impairment charge of $0.2 million in the year ended September 30, 2018 and no impairment charge during the year ended September 30, 2017.

Intangible Assets

Our intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and provisionally patented technologies within Dynasil Biomedical Corp.

We estimate the fair value of indefinite-lived intangible assets using an income approach, and recognize an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value. During the fourth quarter of fiscal year 2018, we conducted our annual impairment review of indefinite-lived intangible assets and concluded the fair value exceeded the carrying value.

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

We amortize our intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period we expect to receive the economic benefit from these assets.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income tax asset considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. As a result of the conversion of the Xcede convertible notes in November 2016, our ownership percentage in Xcede decreased to less than 80%. Based on this ownership percentage, beginning with the year ended September 30, 2017, Xcede is no longer included in the consolidated federal tax return and the Company can no longer offset taxable income or share net operating losses with Xcede. The tax accounting impact, including the assessment on the valuation allowance against the U.S. federal and state net deferred tax assets, will continue to be evaluated in subsequent periods. The valuation allowance will be addressed independently for the Company and Xcede, instead of on a consolidated basis.

Inventories

Inventories are stated at the lower of average cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method and includes material, labor and overhead. Inventories consist primarily of raw materials, work-in-process and finished goods.

A significant decrease in demand for the Company's products could result in a short-term increase in the cost of inventory and an increase of excess inventory quantities on hand. In addition, as technologies change or new products are developed, product obsolescence could result in an increase in the amount of obsolete inventory quantities on hand. The Company records, as a charge to cost of revenue, any amounts required to reduce the carrying value to net realizable value.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to develop a successful Xcede Patch and to fund that development, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of hemostatic patch, clinical results of Xcede’s programs which may not support further development, the ability of our RMD business unit to identify and pursue possible continued development opportunities for the Xcede patch, which is not assured, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in this Annual Report on Form 10-K, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Dynasil Corporation of America and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynasil Corporation of America and its subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Boston, Massachusetts

December 21, 2018

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 and 2017

	September 30,	September 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$2,327,000	$2,415,000
Accounts receivable, net of allowances of $262,000 and $200,000 at September 30, 2018 and 2017, respectively	4,069,000	3,407,000
Costs in excess of billings and unbilled receivables	1,215,000	1,317,000
Inventories, net of reserves	4,106,000	4,326,000
Prepaid expenses and other current assets	664,000	973,000
Total current assets	12,381,000	12,438,000

Property, Plant and Equipment, net	8,098,000	7,032,000

Other Assets
Intangibles, net	755,000	987,000
Deferred tax asset, net	4,333,000	2,642,000
Goodwill	5,900,000	5,940,000
Security and other deposits	65,000	58,000
Total other assets	11,053,000	9,627,000

Total Assets	$31,532,000	$29,097,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$1,246,000	$2,007,000
Capital lease obligations, current portion	40,000	91,000
Accounts payable	2,355,000	2,380,000
Deferred revenue	253,000	129,000
Accrued expenses and other liabilities	2,803,000	2,667,000
Total current liabilities	6,697,000	7,274,000

Long-term Liabilities
Long-term debt, net of current portion	2,075,000	1,045,000
Capital lease obligations, net of current portion	52,000	81,000
Deferred tax liability, net	205,000	234,000
Other long-term liabilities	175,000	38,000
Total long-term liabilities	2,507,000	1,398,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 and 2017 (Continued)

	September 30,	September 30,
	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 18,152,074 and 17,893,763 shares issued, 17,341,914 and 17,083,603 shares outstanding at September 30, 2018 and 2017, respectively	9,000	9,000
Additional paid in capital	21,865,000	21,406,000
Accumulated other comprehensive income (loss)	(700,000)	(539,000)
Retained earnings (accumulated deficit)	841,000	(919,000)
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	21,029,000	18,971,000
Noncontrolling interest	1,299,000	1,454,000
Total stockholders' equity	22,328,000	20,425,000

Total Liabilities and Stockholders' Equity	$31,532,000	$29,097,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2018 and 2017

	2018	2017
Net revenue	$40,681,000	$37,284,000
Cost of revenue	25,445,000	23,386,000
Gross profit	15,236,000	13,898,000
Operating expenses:
Sales and marketing	1,336,000	1,152,000
Research and development	823,000	903,000
General and administrative	12,733,000	12,365,000
(Gain) loss on sale of assets	-	60,000
Impairment of long-lived assets	182,000	-

Total operating expenses	15,074,000	14,480,000
Income (loss) from operations	162,000	(582,000)
Interest expense, net	180,000	212,000
Income (loss) before taxes	(18,000)	(794,000)
Income tax (benefit)	(1,608,000)	(2,741,000)
Net income (loss)	1,590,000	1,947,000
Less: Net income (loss) attributable to noncontrolling interest	(170,000)	(246,000)
Net income (loss) attributable to common stockholders	$1,760,000	$2,193,000

Net income (loss)	$1,590,000	$1,947,000
Other comprehensive income (loss):
Foreign currency translation	(161,000)	160,000
Total comprehensive income (loss)	1,429,000	2,107,000
Less: comprehensive income (loss) attributable to noncontrolling interest	(170,000)	(246,000)
Total comprehensive income (loss) attributable to
common stockholders	$1,599,000	$2,353,000

Basic net income (loss) per common share	$0.10	$0.13
Diluted net income (loss) per common share	$0.10	$0.13

Weighted average shares outstanding
Basic	17,161,825	16,909,412
Diluted	17,171,523	16,911,504

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2018 and 2017

					Retained
			Additional	Other	Earnings				Total
	Common	Common	Paid-in	Comprehensive	(Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Interest	Equity
Balance, September 30, 2016	17,677,284	$9,000	$20,128,000	$(699,000)	$(3,479,000)	810,160	$(986,000)	$(306,000)	$14,667,000
Issuance of shares of common stock under employee stock purchase plan	16,058	-	17,000	-	-	-	-	-	17,000

Stock-based compensation costs	200,421	-	424,000	-	-	-	-	32,000	456,000

Stock options issued to settle liabilities	-	-	75,000	-	-	-	-	-	75,000

Recapitalization of Xcede	-	-	762,000	-	367,000	-	-	1,974,000	3,103,000

Foreign currency translation adjustment	-	-	-	160,000	-	-	-	-	160,000

Net loss	-	-	-	-	2,193,000	-	-	(246,000)	1,947,000
Balance, September 30, 2017	17,893,763	$9,000	$21,406,000	$(539,000)	$(919,000)	810,160	$(986,000)	$1,454,000	$20,425,000
Issuance of shares of common stock under employee stock purchase plan	15,896	-	17,000	-	-	-	-	-	17,000

Stock-based compensation costs	242,415	-	442,000	-	-	-	-	15,000	457,000

Foreign currency translation adjustment	-	-	-	(161,000)	-	-	-	-	(161,000)

Net income (loss)	-	-	-	-	1,760,000	-	-	(170,000)	1,590,000
Balance, September 30, 2018	18,152,074	$9,000	$21,865,000	$(700,000)	$841,000	810,160	$(986,000)	$1,299,000	$22,328,000

The accompanying notes are an integral part of these consolidated financial st

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,590,000	$1,947,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	457,000	456,000
Foreign exchange loss (gain)	17,000	(19,000)
Depreciation and amortization	1,257,000	1,238,000
Provision for doubtful accounts and sales returns	63,000	29,000
Deferred income taxes	(1,715,000)	(2,677,000)
Disposal loss (gain)	-	60,000
Non-cash R&D services	166,000	306,000
Impairment of long-lived assets	182,000	-
Other	(11,000)	113,000
Other changes in assets and liabilities:
Accounts receivable, net	(788,000)	91,000
Inventories	216,000	(610,000)
Costs in excess of billings and unbilled receivables	96,000	(109,000)
Prepaid expenses and other assets	202,000	243,000
Accounts payable	(10,000)	748,000
Accrued expenses and other liabilities	295,000	(218,000)
Deferred revenue	112,000	(110,000)
Net cash from operating activities	2,129,000	1,488,000

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	-	3,000
Purchases of property, plant and equipment	(2,244,000)	(913,000)
Purchases of intangibles	(73,000)	(69,000)
Net cash from investing activities	(2,317,000)	(979,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,000	17,000
Principal payments on capital leases	(93,000)	(106,000)
Proceeds from (payments of) equipment line of credit, net	742,000	-
Proceeds from (payments of) long-term debt	(533,000)	(621,000)
Net cash from financing activities	133,000	(710,000)

Effect of exchange rates on cash and cash equivalents	(33,000)	9,000

Net change in cash and cash equivalents	(88,000)	(192,000)

Cash and cash equivalents, beginning	$2,415,000	$2,607,000
Cash and cash equivalents, ending	$2,327,000	$2,415,000

Supplemental Disclosure of Cash Flow Information – Note 15

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries: Optometrics Corporation (“Optometrics”), Evaporated Metal Films Corporation (“EMF”), Radiation Monitoring Devices, Inc. (“RMD”), Hilger Crystals, Ltd (“Hilger”) and Dynasil Biomedical Corp (“Dynasil Biomedical”). Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of September 30, 2018, Dynasil Biomedical owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 63% ownership includes preferred stock with a liquidation preference, and as a result, for reporting purposes only, common stock ownership is used in the allocation of noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. All significant intercompany transactions and balances have been eliminated.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

The majority of the Company’s research revenue is derived from the United States government and government related contracts. Such contracts have certain risks which include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under United States government contracts are subject to audit. The Company believes that the results of such audits will not have a material adverse effect on its financial position or its results of operations.

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Using these guidelines, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step process. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In 2016 and 2017, the FASB issued several ASU’s related to ASU 2014-09, which simplify and provide additional guidance to companies for implementation of the standard.

As of September 30, 2018, the Company has completed its assessment of the effects of ASU 2014-09 and its amendments on its consolidated financial statements, and has implemented changes to its business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. The Company’s assessment included a detailed review of representative contracts from each of the Company’s revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company adopted the new standards on October 1, 2018, and did so retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method) ) to all existing contracts that have remaining obligations as of October 1, 2018. Accordingly, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application.

The Company believes that this guidance will lead to very few changes in revenue recognition for the standard contracts in both the Optics and the Innovation and Development segments. This new guidance may lead to recognition of certain revenue transactions sooner than in the past on contracts that require the Company to maintain stated inventory levels, as the Company has an enforceable right to payment for the required inventory, and on contracts such as engineering services and design and tooling transactions, as the Company has an enforceable right to payment for these performance obligations satisfied over time. The Company will continue to evaluate all new contract arrangements, but the new accounting standard is not expected to have a material impact on its consolidated financial statements. The cumulative adjustment to opening retained earnings will be insignificant at October 1, 2018. Additionally, the adoption of this new standard is not expected to have any tax impact on the consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales. The amounts billed for shipping and included in net revenue were approximately $40,000 and $45,000 for the years ended September 30, 2018 and 2017, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, direct project costs, supplies and other related costs. Substantially all the Innovation and Development segment’s cost of revenue relates to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2018 and 2017 were $9.9 million and $10.7 million, respectively. Research and development for the Company’s other businesses totaled $0.8 million and $0.9 million in fiscal years 2018 and 2017, respectively.

Costs in Excess of Billings and Unbilled Receivables

Costs in excess of billings and unbilled receivables relate to research and development contracts and consists of actual costs incurred plus fees in excess of billings at contractual rates.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the consolidated statements of operations. Such costs aggregated approximately $0.4 and $0.3 million for the years ended September 30, 2018 and 2017, respectively. Xcede capitalizes its patents which totaled $0 and $0.1 million at September 30, 2018 and 2017, respectively. In fiscal year 2018, Xcede recorded an impairment of $0.2 million.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of average cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method and includes material, labor and overhead. Inventories consist primarily of raw materials, work-in-process and finished goods.

A significant decrease in demand for the Company's products could result in a short-term increase in the cost of inventory and an increase of excess inventory quantities on hand. In addition, as technologies change or new products are developed, product obsolescence could result in an increase in the amount of obsolete inventory quantities on hand. The Company records, as a charge to cost of revenue, any amounts required to reduce the carrying value to net realizable value.

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

Goodwill

The Company annually assesses goodwill impairment at the end of the fourth quarter of the fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit. The reporting units with goodwill have been determined to be RMD, which is the Innovation and Development reportable segment, and Hilger, which is a component of the Optics reportable segment. The Company compares the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value is less than its carrying value, then the Company performs a second step and determines the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge is recorded to earnings.

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

SEPTEMBER 30, 2018 and 2017

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

SEPTEMBER 30, 2018 and 2017

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

SEPTEMBER 30, 2018 and 2017

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended September 30, 2018 and 2017 was approximately $145,000 and $135,000, respectively.

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

Due to the Tax Cuts and Jobs Act (“2017 Tax Act”) that was signed into law on December 22, 2017, the Company estimated and accounted for the tax implications of the Tax Cuts Act and the resultant changes are reflected in the current financial statements. The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded an income tax expense of $0.7 million related to such re-measurement in 2018. The one-time transition tax is based on the total unremitted earnings of the Company’s foreign subsidiary, Hilger, which has previously been deferred from U.S. income taxes. The Company recorded a provision for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.2 million in 2018. At September 30, 2018, the Company has completed its accounting for the tax effects of the 2017 Tax Act. See Note 9 – Income Taxes.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

For purposes of computing diluted earnings per share for the years ended September 30, 2018 and 2017, no common stock options were included in the calculation of dilutive shares as all of the 160,537 and 196,769 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion would be anti-dilutive.

The computations of the weighted shares outstanding for the years ended September 30 are as follows:

	2018	2017
Weighted average shares outstanding
Basic	17,161,825	16,909,412
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	9,698	2,092
Dilutive Average Shares Outstanding	17,171,523	16,911,504

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

SEPTEMBER 30, 2018 and 2017

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. In the normal course of business, the Company extends credit to certain customers. Management performs initial and ongoing credit evaluations of its customers and generally does not require collateral.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2018 and 2017, approximately $1,724,000 and $863,000 or 40% and 25% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Hilger also maintains cash and cash equivalents at a financial institution in the U.K. Accounts at this institution are insured by the Financial Services Compensation Scheme, the U.K.’s deposit guarantee scheme, up to £75,000. At September 30, 2018 and 2017, the Company's uninsured bank balances totaled approximately $2.0 million and $1.9 million, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted this ASU in Fiscal 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Company adopted this ASU in Fiscal 2018 and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. In May 2017, the FASB issued ASU 2017-10 which provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor. This update is effective for the Company in the fiscal year beginning October 1, 2018, at the time the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company implemented this ASU on October 1, 2018 and it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued ASU 2016-16 which eliminates the exception, other than for inventory transfers, under current U.S. GAAP under which the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Upon adoption of ASU 2016-16, the Company will recognize the tax expense from the sale of that asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment, if any, would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowances. The impact of the adoption of this standard on future periods will be dependent on future asset transfers, which generally occur in connection with acquisitions and other business structuring activities. The Company implemented this ASU on October 1, 2018 and it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company in the fiscal year beginning October 1, 2018. The adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB issued ASU No. 2017-09 which was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, “Compensation – Stock Compensation” to changes in the terms and conditions of a share-based payment award. This update is effective for the Company in the fiscal year beginning October 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This new guidance is effective for the Company beginning in fiscal 2020, with early adoption permitted. In July 20I8, the FASB issued ASU 20I8-11, Leases (Topic 842), Targeted Improvements which provides an additional transition method that allows entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements with the intention to adopt this ASU in fiscal year 2020.

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 from the Goodwill impairment test. This new guidance is effective for the Company beginning in fiscal year 2021. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

Note 3 – Xcede Technologies, Inc. Joint Venture

In October 2013, the Company, through its subsidiary Dynasil Biomedical (“DBM”), formed Xcede, a joint venture with Mayo Clinic, in order to spin out and separately fund the development of its hemostatic tissue sealant technology.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 3 – Xcede Technologies, Inc. Joint Venture (continued)

Beginning in November 2016, Dynasil invested $1.2 million of cash into Xcede over the following 18 months in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). The value of the Series B Preferred, as it is wholly owned by DBM, was eliminated in consolidation. In conjunction with Dynasil’s committed investment, all $5.5 million in existing Notes and accrued interest were converted into 5,394,120 shares of Series A convertible preferred stock of Xcede (“Series A Preferred”) at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The original conversion terms of the Notes were amended to require conversion into Series A Preferred rather than the class of stock issued in conjunction with the financing (Series B Preferred). Because the original conversion terms of the Notes were amended and as a result of assessing the impact of the rights and features of the Note amendment and their effect on the value to the issuer and holders, the transaction is recorded at fair value with a resulting gain on extinguishment of debt. Fair value was determined by management based on an independent valuation using a market and income approach and an option pricing model to allocate value to the respective shares. The fair value of the Series A Preferred was approximately $3.6 million on the date of issuance, as compared to the carrying value of the convertible principal and accrued interest of $5.5 million, resulting in a gain of approximately $1.9 million. Due to the related party nature of the transaction, this gain was recorded within the equity of Xcede. Of that $1.9 million, approximately $1.6 million was attributed to DBM and eliminated in consolidation, and approximately $0.3 million was attributed to noncontrolling interest.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) shall be convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock shall have one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede would be distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of September 30, 2018, the liquidation value of the Series B Preferred would be approximately $1.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 3 – Xcede Technologies, Inc. Joint Venture (continued)

As of September 30, 2018, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

Due to the issuance of Preferred Stock, DBM’s ownership percentage in Xcede decreased to less than 80%. Based on this ownership percentage, beginning in fiscal year 2017, Xcede is no longer included in the Dynasil consolidated federal tax return and the Company is no longer able to offset taxable income or benefit from net operating losses and other tax attributes related to Xcede.

In January 2016, Xcede signed three agreements with Cook Biotech Inc. of West Lafayette, Indiana (“CBI”), including a Development Agreement, a License Agreement and a Supply Agreement, in connection with the development, regulatory approval and production of the Xcede Patch. In November 2016, Xcede entered into another Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with CBI, in which CBI committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by CBI, Xcede committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million, with three draws of principal available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The note was recorded at fair value net of unamortized discount based on an imputed interest rate of 5.4%. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. Xcede recognized research and development expense as the related services were performed by CBI. There was approximately $166,000 and $306,000 of research and development expense recognized during the twelve months ended September 30, 2018 and 2017, respectively.

On July 20, 2018, Xcede received a notice of termination from CBI, in which CBI asserted its termination rights under the Note Agreement and Development Agreement, claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of the Patch. Upon a valid termination, CBI has no obligation to conduct further developmental activities with respect to the Xcede Patch, including any further in-kind funding under the Note Agreement between Xcede and CBI. In addition, CBI has asserted that the foregoing study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Note Agreement, which otherwise has a stated maturity of December 31, 2025. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. As this is unresolved, the note is currently classified as short term.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 3 – Xcede Technologies, Inc. Joint Venture (continued)

As there will be no further R&D services performed by CBI, research and development expense of $35,000 was recorded to accrete the note to face value of $0.5 million.

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending the security interest described above. Additionally, the Company’s RMD subsidiary has begun an investigation of possible continued development of the Xcede Patch, which could include seeking government funding of this development. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of Xcede Patch will be available to RMD.

Note 4 – Inventories

Inventories, net of reserves, at September 30, 2018 and 2017, consisted of the following:

	2018	2017
Raw Materials	$2,362,000	$2,540,000
Work-in-Process	890,000	798,000
Finished Goods	854,000	988,000
	$4,106,000	$4,326,000

Note 5 - Property, Plant and Equipment

Property, plant and equipment, at September 30, 2018 and 2017, consist of the following:

	2018	2017
Land	$158,000	$161,000
Building and improvements	3,591,000	3,474,000
Machinery and equipment	14,086,000	12,318,000
Office furniture and fixtures	1,239,000	987,000
Transportation equipment	53,000	53,000
	19,127,000	16,993,000
Less accumulated depreciation	(11,029,000)	(9,961,000)
	$8,098,000	$7,032,000

Depreciation expense for the years ended September 30, 2018 and 2017 was $1,145,000 and $1,135,000, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 6 – Intangible Assets

Intangible assets, at September 30, 2018 and 2017, consist of the following:

	Useful	Gross	Accumulated
September 30, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$719,000	$601,000	$118,000
Know How	15	512,000	350,000	162,000
Trade Name	Indefinite	272,000	-	272,000
Patents	20	223,000	20,000	203,000
Biomedical Technologies	5	260,000	260,000	-
		$1,986,000	$1,231,000	$755,000

	Useful	Gross	Accumulated
September 30, 2017	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$737,000	$551,000	$186,000
Know How	15	512,000	316,000	196,000
Trade Name	Indefinite	281,000	-	281,000
Patents	20	333,000	9,000	324,000
Biomedical Technologies	5	260,000	260,000	-
		$2,123,000	$1,136,000	$987,000

Amortization expense for the years ended September 30, 2018 and 2017 was $112,000 and $104,000, respectively. In fiscal year 2018, the Company recorded an impairment of $182,000.

Estimated amortization expense for each of the next five fiscal years is as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Acquired Customer Base	$80,000	$38,000	$-	$-	$-	$-	$118,000
Know How	34,000	34,000	34,000	34,000	26,000	-	162,000
Patents	15,000	15,000	15,000	15,000	15,000	128,000	203,000
	$129,000	$87,000	$49,000	$49,000	$41,000	$128,000	$483,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 7 – Goodwill

The changes to goodwill during the years ended September 30, 2018 and 2017 are summarized as follows:

	Contract
	Research	Optics	Total
Goodwill at September 30, 2016	$4,939,000	$959,000	$5,898,000
Currency translation on Hilger Crystals	-	42,000	42,000
Goodwill at September 30, 2017	$4,939,000	$1,001,000	$5,940,000
Currency translation on Hilger Crystals	-	(40,000)	(40,000)
Goodwill at September 30, 2018	$4,939,000	$961,000	$5,900,000

With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2018, step one of the testing determined the estimated fair value of RMD (included in the Innovation and Development segment) and Hilger (included in the Optics segment) reporting units exceeded their carrying value by more than 20%. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

The step one test for the RMD reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of approximately 16% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 1.5% for this reporting unit which considers industry research and management’s expectations as to the prospects for long term growth in this industry.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 8 – Debt

As of September 30, 2018, the Company is in compliance with the financial covenants included in its outstanding indebtedness.

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

On February 1, 2016, the Company entered into a $2.0 million Term Note with Middlesex Savings Bank (“Term Note”). The Company converted $2.0 million of outstanding advances under the Company’s Middlesex Bank Line of Credit Note to a new five-year term note bearing interest at the fixed annual rate of 4.5%. As of September 30, 2018, the outstanding principal balance of the Term Note is $1.0 million.

The Bank Loan Agreement, the Note and the Term Note are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) sixty-five percent (65%) of Dynasil’s equity interests in its U.K. subsidiary, Hilger Crystals, Ltd. Under the Note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory. The interest rate under the Note is equal to the Prime Rate, but in no event less than 3.25%. As of September 30, 2018, there were no outstanding borrowings and the total availability under the Company’s line of credit was $4.0 million.

On May 16, 2017, the Company and Middlesex Savings Bank entered in an agreement to extend the Company’s existing line of credit through May 2020. Additionally, on May 16, 2017, the Company and Middlesex Savings Bank entered into an annual $1.0 million equipment line of credit agreement with a one year draw period in which the outstanding balance will be converted into a five year term note on the one year anniversary. The existing loan agreement was also amended on December 2, 2016 to permit the Company to invest up to $1.2 million in its Xcede Technologies subsidiary during the period from the quarter ended December 31, 2016 through the quarter ending September 30, 2018.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 8 – Debt (continued)

Senior Debt (continued)

On July 31, 2018, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $750,000 into a five year term note with an interest rate of 5.66%. Additionally, on August 9, 2018, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2019, at which time the outstanding balance will be converted into a five year term note. As part of the renewal process and due to the additional credit being extended to the Company, the Middlesex loan and security agreement was amended on August 9, 2018 to change the maximum debt leverage ratio covenant to 2.5x from 3.0x.

On both March 31, 2018 and June 30, 2018, the Company was in compliance with all but one of the financial covenants contained in the loan agreement with Middlesex that requires the Company to maintain certain ratios of earnings before interest, taxes, depreciation and amortization to fixed charges and to total debt and senior debt. On August 9, 2018, Middlesex issued a waiver for these events in the periods ended March 31, 2018 and June 30, 2018, as this circumstance arose due to the timing of equipment purchases as the Company invests for the future. The Company is in compliance with this covenant at September 30, 2018.

Subordinated Debt

On July 31, 2012, the Company entered into a Note Purchase Agreement (the “Agreement”) with Massachusetts Capital Resource Company (“MCRC”). Pursuant to the terms of the Agreement, the Company issued and sold to MCRC a $3.0 million subordinated note (the “Subordinated Note”) for a purchase price of $3.0 million.

The Subordinated Note was scheduled to mature on July 31, 2017, unless accelerated pursuant to an event of default. The Subordinated Note provided for interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month and principal payments of $130,000 beginning on September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 8 – Debt (continued)

Subordinated Debt (continued)

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

On November 27, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021.

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

In November 2016, Xcede entered into an additional Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook Biotech, Inc. (CBI), in which CBI committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by CBI, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million, with three draws of principal available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. As of September 30, 2018, Xcede had $0.5 million of outstanding indebtedness owed to CBI. The note was recorded at fair value at issuance net of unamortized discount based on an imputed interest rate of 5.4%. On July 20, 2018, Xcede received a notice of termination from CBI, which included CBI’s assertion that the foregoing study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Note Agreement and cancelled the remaining availability under the Note Agreement. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. The Company carries the promissory note in short-term debt. Upon termination of the CBI agreements, research and development expense of $35,000 was recorded to accrete the note to face value. See Note 3 – Xcede Technologies, Inc. Joint Venture.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 8 – Debt (continued)

Debt at September 30, 2018 and 2017 is summarized as follows:

	2018	2017
Term note payable to Middlesex Savings Bank. The note payable to Middlesex is due in monthly installments of $37,000 for principal and interest through February 2021. The interest rate is 4.52% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	$1,024,000	$1,415,000

Equipment term note payable to Middlesex Savings Bank. The note payable to Middlesex is due in monthly installments of $14,000 for principal and interest through July 2023. The interest rate is 5.66% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	742,000	-

Note payable to Town of Ayer Industrial Development Finance Authority (Ayer) for an equipment line of credit made with Dynasil subsidiary Optometrics. The note payable to Ayer is due in monthly installments totaling $17,000 per year and will be amortized over ten years with a balloon payment at five years from the date of the note. The interest rate is 5.00%. The note is secured by an interest in the equipment purchased with the line.	122,000	141,000

Note payable to Massachusetts Development Finance Agency (MDFA) for promissory note made with Dynasil subsidiary Optometrics. The note payable to MDFA is due in monthly installments of $6,000 for principal and interest through March, 2019. The interest rate is 5.25%. The note is secured by an interest in substantially all of Optometric's personal property.	36,000	107,000

Subordinated note payable to Massachusetts Capital Resource Company in monthly installments of $5,000 through November 2019 for interest only, followed by monthly payments of $39,000 of interest and principal through November 2021. The interest rate is fixed at 7.00%.	865,000	870,000

Note payable to Leaf Capital Funding, LLC (Leaf) for equipment financing with Dynasil subsidiary RMD. The note payable to Leaf was due in monthly installments of $7,000 for principal and interest through February 2018. The interest rate was 14.59%. The note was secured by an interest in the financed equipment.	-	32,000

Note payable to Leaf Capital Funding, LLC (Leaf) for equipment financing with Dynasil subsidiary RMD. The note payable to Leaf is due in monthly installments of $1,000 for principal and interest through July 2019. The interest rate is 8.70%. The note is secured by an interest in the financed equipment.	14,000	29,000

Xcede Note agreement with Cook Biotech Inc. to fund pre-clinical testing for Xcede. Credit draw not to exceed $1.5 million, in three draws of $500,000 upon satisfaction of conditions in Note Agreement. Upon termination of the CBI note the remaining $1.0 million is no longer available. Note bears interest at a rate of 2% and is secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement. The note was recorded at inception at fair value net of unamortized discount based on an imputed interest rate of 5.4%. During the year ended September 30, 2018, R&D expense of $35,000 was recorded to accrete the note to face value.	518,000	458,000

Total Debt	$3,321,000	$3,052,000
Less current portion	(1,246,000)	(2,007,000)
Long term portion	$2,075,000	$1,045,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 8 – Debt (continued)

The aggregate maturities of debt based on the payment terms of the agreement are as follows:

For the years ending on September 30:
2019	$1,246,000
2020	932,000
2021	769,000
2022	233,000
2023	141,000
Thereafter	-
$3,321,000

Unamortized debt issuance costs of $64,000 are net of accumulated amortization of $64,000 at September 30, 2018 and 2017. There was no amortization expense for the year ended September 30, 2018. Amortization expense for the year ended September 30, 2017 was $3,000 and is included in interest expense.

Note 9 – Income Taxes

Income (loss) before the provision (benefit) for income taxes consists of the following:

	2018	2017
US	$(67,000)	$(626,000)
Foreign	49,000	(168,000)
Total	$(18,000)	$(794,000)

The provision (benefit) for income taxes in the accompanying consolidated financial statements consists of the following:

	2018	2017
Current
Federal	$124,000	$6,000
State	15,000	13,000
Foreign	(32,000)	(83,000)
	$107,000	$(64,000)

Deferred
Federal	$(183,000)	$(2,642,000)
State	(1,508,000)	-
Foreign	(24,000)	(35,000)
	(1,715,000)	(2,677,000)
Income tax expense (benefit)	$(1,608,000)	$(2,741,000)

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 9 – Income Taxes (continued)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	2018	2017

Tax due at statutory rate	24.28%	34.00%

State tax provision, net of federal	-9.29%	-3.49%
Valuation allowance	**	-78.87%
Valuation allowance release	**	380.61%
Foreign tax credits	**	29.34%
Permanently non-deductible expenses	**	0.00%
Federal rate change under TCJA	**	0.00%
Research credit study	**	0.00%
Foreign rate differential and other	**	-16.54%
Total	8703.64%	345.05%

** These values are not meaningful. Please see the subsequent paragraphs of this note for more detailed explanation.

Net deferred tax assets (liabilities) consisted of the following at September 30, 2018:

	Domestic	Foreign	Worldwide

Credits	$3,530,000	$-	$3,530,000
NOLs	3,235,000	25,000	3,260,000
Stock compensation	203,000	-	203,000
Accruals	209,000	-	209,000
Other	109,000	-	109,000
Gross deferred tax assets	7,286,000	25,000	7,311,000

Valuation allowance	(1,777,000)	-	(1,777,000)
Deferred tax assets, net	5,509,000	25,000	5,534,000

Depreciation	(1,168,000)	(164,000)	(1,332,000)
Intangibles	(7,000)	(66,000)	(73,000)
Gross deferred tax liabilities	(1,175,000)	(230,000)	(1,405,000)

Net deferred tax asset (liability)	$4,334,000	$(205,000)	$4,129,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

As a result of the conversion of the Xcede convertible notes and accrued interest to preferred stock in November 2016 (see Note 3), the Company’s ownership percentage in Xcede decreased to less than 80%. Xcede, therefore, is no longer included in Dynasil’s federal consolidated tax return and files a separate federal return. Xcede will continue to be included in the Dynasil consolidated state tax filings pursuant to the respective state tax requirements.

As a result of Xcede’s de-consolidation from the Company’s federal tax returns, the Company is no longer able to offset taxable income with Xcede’s current or cumulative net operating losses. Upon review of relevant criteria for the new Dynasil federal consolidated group, it was determined that it is more likely than not that the federal, deferred tax assets of the new Dynasil federal consolidated group will be realized based upon positive earnings history and expected future profits of the group. As a result, the federal deferred tax asset valuation allowance associated with the Dynasil federal consolidated group was reversed resulting in an income tax benefit in the amount of $2.7 million during the twelve months ended September 30, 2017. Going forward, as the Company records income, it will be able to utilize the NOLs (net operating losses) within its deferred tax assets.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 9 – Income Taxes (continued)

As a result of Xcede’s decision to halt clinical trial preparations and curtail operations to a minimal level while the Board of Directors of Xcede evaluates alternative avenues to develop the Xcede Patch, following the July 2018 notice of termination from Cook Biotech Inc. (“CBI”) claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of the Xcede Patch, the Company has concluded that it is more likely than not that the deferred tax assets associated with the Company’s unitary state filings will be realized based on future profit for the group and thus has reversed the related valuation allowance on the Company’s NOLs of approximately $0.6 million. In addition, the Company conducted a research and experimentation study which released the tax valuation allowance and increased deferred tax assets by $0.6 million. The reversal results in an income tax benefit of approximately $1.2 million recorded during the year ended September 30, 2018.

The valuation allowance will continue to be addressed independently for the Company and Xcede, instead of on a consolidated basis. The net change in the valuation allowances for the years ending September 30, 2018 and 2017 was ($0.6) million and ($2.4) million, respectively.

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, which was effective on December 22, 2017, significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At September 30, 2018, the Company has completed its accounting for the tax effects of the 2017 Tax Act.

The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded an income tax expense of $0.7 million related to such re-measurement in 2018.

The one-time transition tax is based on the total unremitted earnings of the Company’s foreign subsidiary, Hilger, which has previously been deferred from U.S. income taxes. The Company recorded a provision for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.2 million in 2018.

As of September 30, 2018 and 2017, the Company has federal net operating losses of $9.0 million and $8.1 million, respectively. As of September 30, 2018 and 2017, the Company has state net operating losses of $19.3 million and $16.9 million, respectively. The federal and state net operating losses begin expiring in 2033 and 2026, respectively. At September 30, 2018 and 2017, the Company has foreign net operating loss carryforwards of approximately $147,000 and $151,000, respectively which can be carried forward indefinitely.

As of September 30, 2018 and 2017, the Company has federal research credits of $2.9 million and $1.4 million, respectively. The $2.9 million primarily resulted from a benefit in the second quarter related to R&E tax credits for the years ended 2013 through 2016. The federal credits begin expiring in fiscal year 2030. As of September 30, 2018 and 2017, the Company has state research credits of $852,000 and $70,000, respectively. The state credits begin expiring in fiscal year 2027.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 9 – Income Taxes (continued)

As of September 30, 2018 and 2017, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2018 and 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and the United Kingdom. At September 30, 2018, domestic tax years from fiscal 2011 through fiscal 2017 remain open to examination by the United States taxing authorities and tax years 2015 through 2018 remain open in the United Kingdom.

Note 10 – Stockholders’ Equity

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996, 1999 and 2010 (the “Plans”) which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock. The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum number of shares of common stock which may be issued under the 2010 Stock Incentive Plan is 6,000,000, of which 3,166,698 and 3,372,881 shares of common stock are available for future purchases under the plan, at September 30, 2018 and 2017, respectively. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2020.

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

The Company’s Xcede joint venture adopted an Equity Incentive Plan in 2013 which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares in Xcede’s common stock. The options granted generally vest over a 3 year period. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for Company stock options. Because Xcede is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to Xcede. As of September 30, 2018, 1,699,044 options remained in this plan.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 10 – Stockholders’ Equity (continued)

Stock Based Compensation (continued)

Stock compensation expense is recorded in general and administrative expenses and is presented below for the years ended September 30, 2018 and 2017:

	2018	2017
Stock Grants	$287,000	$241,000
Restricted Stock Grants	55,000	52,000
Option Grants	17,000	50,000
Employee Stock Purchase Plan	3,000	3,000
Subsidiary Option Grants	95,000	110,000
Total	$457,000	$456,000

At September 30, 2018 there was approximately $56,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of twelve months. At September 30, 2018, the Company’s Xcede joint venture had $43,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a weighted average period of five months.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 10 – Stockholders’ Equity (continued)

Restricted Stock Grants

A summary of restricted stock activity for the years ended September 30, 2018 and 2017 is presented below:

Restricted Stock Activity for the Year ended September 30, 2018	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2017	70,000	$1.73

Granted	20,000	$1.37
Vested	(30,000)	$1.73
Cancelled	-	-
Nonvested and expected to vest at September 30, 2018	60,000	$1.61

Restricted Stock Activity for the Year ended September 30, 2017	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2016	100,000	$1.73

Granted	-	-
Vested	(30,000)	$1.73
Cancelled	-	-
Nonvested and expected to vest at September 30, 2017	70,000	$1.73

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 10 – Stockholders’ Equity (continued)

Stock Option Grants

A summary of stock option activity for the years ended September 30, 2018 and 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (in Years)
Balance at September 30, 2016	123,147	2.30	1.69
Outstanding and exercisable at September 30, 2016	123,147	2.30	1.69
Granted	95,602	1.80
Exercised	-	-
Cancelled	(21,980)	3.03
Balance at September 30, 2017	196,769	1.98	1.64
Outstanding and exercisable at September 30, 2017	196,769	1.98	1.64
Granted	-	-
Exercised	-	-
Cancelled	(36,232)	1.82
Balance at September 30, 2018	160,537	2.01	0.93
Outstanding and exercisable at September 30, 2018	160,537	2.01	0.93

Stock options outstanding at September 30, 2018 are described as follows:

Outstanding Stock Options at September 30, 2018
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.80 - 1.99	95,602	1.34	$1.80	95,602	$1.80
2.00 - 2.33	64,935	0.34	2.33	64,935	2.33
$1.80 - 2.33	160,537	0.93	$2.01	160,537	$2.01

During the year ended September 30, 2018, no stock options were granted. During the year ended September 30, 2017, 95,602 stock options were granted with a grant date fair value of $1.35 and an exercise price of $1.80. All options granted in the year ended September 30, 2017 vested on the grant dates and no stock options were exercised in either the year ended September 30, 2018 or 2017.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 10 – Stockholders’ Equity (continued)

Subsidiary Stock Option Grants

A summary of Xcede stock option activity for the years ended September 30, 2018 and 2017 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (in Years)
Balance, expected to vest, at September 30, 2016	613,653	1.00	8.35
Outstanding and exercisable at September 30, 2016	320,586	1.00	8.01
Granted	810,500	1.00
Exercised	-	-
Cancelled	(48,197)	1.00
Balance, expected to vest, at September 30, 2017	1,375,956	1.00	8.70
Outstanding and exercisable at September 30, 2017	923,617	1.00	8.30
Granted	-	-
Exercised	-	-
Cancelled	(75,000)	1.00
Balance, expected to vest, at September 30, 2018	1,300,956	1.00	7.31
Outstanding and exercisable at September 30, 2018	1,229,685	1.00	7.11

Employee Stock Purchase Plan

On December 13, 2018, the Company adopted a Second Amended and Restated Employee Stock Purchase Plan. The existing plan was amended to extend the termination date to September 30, 2030. The Employee Stock Purchase Plan permits substantially all employees to purchase up to $20,000 of common stock per calender year at a purchase price of 85% of the fair market value of the shares. Under the Plan, a total of 450,000 shares have been reserved for issuance of which 350,751 and 334,855 shares have been issued as of September 30, 2018 and 2017, respectively.

During the years ended September 30, 2018 and 2017, 15,896 shares and 16,058 shares of common stock were issued under the Plan for aggregate purchase prices of $17,480 and $17,118, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 11– Retirement Plans

Defined Contribution Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”) or similar laws in the United Kingdom. The Company made contributions to these plans during both the years ended September 30, 2018 and 2017 of approximately $179,000 and $187,000, respectively.

Note 12 – Lease Agreements

Capital Leases

The Company has entered into long-term capital lease agreements for purchases of various computer and telephone equipment at a weighted average interest rate of 7.7%. At September 30, 2018 and 2017, the remaining principal payments due under all capital leases were $92,000 and $172,000, respectively. Aggregate minimum annual principal and interest obligations at September 30, 2018, under non-cancelable leases are as follows:

	2019	2020	2021	2022	2023	Total

Capital Lease Obligations	$45,000	$35,000	$21,000	$-	$-	$101,000

Property Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2025. One of the Company’s facilities is leased from a company controlled by the estate of the former owner of RMD. This building is leased as a month-to-month tenancy and will continue until terminated by either the Company, with not less than six months’ prior written notice, or the facility’s owner, with not less than three years’ prior written notice (see Note 13). Rent expense for both the years ended September 30, 2018 and 2017 amounted to $1.6 million. Future non-cancelable minimum lease payments under property leases as of September 30, 2018 are as follows:

Years ending September 30,

2019	$962,000
2020	385,000
2021	325,000
2022	204,000
2023	100,000
thereafter	146,000
Total	$2,122,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 13 - Related Party Transactions

During the years ended September 30, 2018 and 2017, building lease payments of $1,071,000 and $1,040,000, respectively were paid to Charles River Realty, dba Bachrach, Inc., which is owned by The Gerald Entine 1988 Family Trust (the “Entine Trust”). The late Dr. Entine was a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock until his death in May of 2018. The Entine Trust retains a greater than 5% beneficial ownership in the Company’s stock.

In October 2013, the Company’s subsidiary, Dynasil Biomedical, formed Xcede Technologies, Inc., a joint venture with Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. Xcede issued $5.1 million of convertible promissory notes in order to fund its operations, including $2.2 million to the Company, which were eliminated in the consolidated financial statements. Peter Sulick (Dynasil President, CEO and Director) and family members invested $1,065,000, Mr. Lawrence Fox (Dynasil Director) invested, $150,000, Dr. Zuckerman (Xcede CEO and director) and family invested $125,000, Dr. Hagan (Dynasil Director) invested $25,000, Kanai Shah (RMD President) invested $25,000 and the Entine Trust invested $100,000 in Xcede and were issued convertible promissory notes in those original principal amounts. In November 2016, the Company converted these promissory notes into preferred stock.

As of September 30, 2018, Mr. Sulick and family own the equivalent of 11.4% of Xcede’s outstanding common stock, Mr. Fox owns the equivalent of 1.7% of Xcede’s outstanding common stock, Dr. Zuckerman and family own the equivalent of 1.3% of Xcede’s outstanding common stock, Dr. Hagan owns the equivalent of 0.3% of Xcede’s outstanding common stock, Dr. Shah owns the equivalent of 0.3% of Xcede’s outstanding common stock and the Entine Trust owns the equivalent of 1.1% of Xcede’s outstanding common stock.

Note 14 - Vendor Concentration

The Company purchased $2.1 million and $1.4 million respectively, of its raw materials from one supplier during the years ended September 30, 2018 and 2017. As of September 30, 2018 and 2017, amounts due to this supplier included in accounts payable were $258,000 and $160,000, respectively.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 15 – Supplemental Disclosure of Cash Flow Information

	2018	2017
Cash Paid during the year for:
Interest	$148,000	$174,000

Income taxes (refunds)	$(78,000)	$(10,000)

Non cash activities:
Assets purchased under capital leases	$12,000	$-

Recapitalization of Xcede - conversion of non controlling notes payable to preferred stock	$-	$(3,103,000)
Subsidiary stock options issued to settle liabilities	-	75,000
Subsidiary debt issued to fund research activities	-	500,000

Note 16 – Segment, Customer and Geographical Reporting

Segment Financial Information

Operating segments are based upon Dynasil’s internal organizational structure, the manner in which the operations are managed, the criteria used by the Chief Operating Decision Makers (CODM) to evaluate segment performance and the availability of separate financial information. Dynasil reports three reportable segments: optics (“Optics”), innovation and development (formerly Contract Research, now “Innovation and Development”), and biomedical (“Biomedical”). Within these segments, there is a segregation of operating segments based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. Dynasil’s Optics segment aggregates four operating segments – Dynasil Fused Silica, Optometrics, Hilger Crystals, and Evaporated Metal Films – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications. The Innovation and Development segment is one of the largest small business participants in U.S. government-funded research. The Biomedical segment consists of a single operating segment, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. Dynasil Biomedical holds the Company’s stock of the Xcede joint venture which is developing a tissue sealant technology and currently has no other operations.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 16 – Segment, Customer and Geographical Reporting (continued)

The Company’s segment information is summarized below:

Results of Operations for the Fiscal Year Ended September 30,
2018
	Optics	Innovation and Development (formerly Contract Research)	Biomedical	Total
Revenue	$23,053,000	$17,628,000	$-	$40,681,000
Gross profit	7,667,000	7,569,000	-	15,236,000
GM %	33%	43%	-	37%
Operating expenses	7,003,000	7,072,000	817,000	14,892,000
(Gain) loss on sale of assets	-	-	-	-
Impairment of long-lived assets	-	-	182,000	182,000
Operating income (loss)	664,000	497,000	(999,000)	162,000

Depreciation and amortization	1,006,000	237,000	14,000	1,257,000
Capital expenditures	2,033,000	211,000	73,000	2,317,000

Intangibles, net	390,000	162,000	203,000	755,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$22,946,000	$8,376,000	$210,000	$31,532,000

Results of Operations for the Fiscal Year Ended September 30,
2017
	Optics	Innovation and Development (formerly Contract Research)	Biomedical	Total
Revenue	$19,282,000	$18,002,000	$-	$37,284,000
Gross profit	6,562,000	7,336,000	-	13,898,000
GM %	34%	41%	-	37%
Operating expenses	6,183,000	6,856,000	1,381,000	14,420,000
(Gain) loss on sale of assets	-	-	60,000	60,000
Impairment of long-lived assets	-	-	-	-
Operating income (loss)	379,000	480,000	(1,441,000)	(582,000)

Depreciation and amortization	970,000	257,000	11,000	1,238,000
Capital expenditures	575,000	338,000	69,000	982,000

Intangibles, net	467,000	196,000	324,000	987,000
Goodwill	1,001,000	4,939,000	-	5,940,000
Total assets	$20,445,000	$8,078,000	$574,000	$29,097,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 16 – Segment, Customer and Geographical Reporting (continued)

Customer Financial Information

For the year ended September 30, 2018, there was one customer that represented 10% of the total Optics segment revenue. For the year ended September 30, 2017, there were no customers that represented more than 10% of the total Optics segment revenue.

For the years ended September 30, 2018 and 2017, the top three customers for the Innovation and Development segment were each various agencies of the U.S. Government. For the years ended September 30, 2018 and 2017, these customers made up 60% and 55%, respectively, of Innovation and Development revenue.

The Biomedical segment did not have any revenue in the years ending September 30, 2018 and 2017.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the years ended September 30, 2018 and 2017 are as follows:

	2018		2017
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$30,765,000	76%	$29,154,000	78%
Europe	6,491,000	16%	4,397,000	12%
Other	3,425,000	8%	3,733,000	10%
	$40,681,000	100%	$37,284,000	100%

Note 17 – Subsequent Events

On November 27, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021.

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

 Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our management concluded that as of September 30, 2018, these disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed in detail below.

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

Our management performed the evaluation of our internal control over financial reporting under the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 2013).

Management identified a material weakness in our internal control over financial reporting at September 30, 2018 in connection with our controls over the revenue recognition process. Specifically, we lacked personnel with an appropriate level of knowledge, experience and training in contract review and management to provide reasonable assurance that revenue was being properly recorded in accordance with GAAP. Additionally, as our cost recognition system for contract revenue is a manual entry system, training and completeness need greater attention to detail

This material weakness resulted in material post-closing adjustments reflected in the financial statements for the year ended September 30, 2018. The post-closing adjustments resulted in increases to revenue of $266,000, cost of revenue of $234,000, current assets of $311,000, and current liabilities of $279,000. The net effect to gross profit and income from operations is $32,000.

We determined that controls over the revenue recognition process were not operating effectively and the resulting control deficiency amounted to a material weakness in our controls over financial reporting. As a result, we have concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018.

During the periods following our initial identification of the material weakness referred to above, management assessed various alternatives to remediate this material weakness and we implemented additional changes to our system of internal controls, which included the implementation of enhanced internal auditing procedures, whereby a comprehensive review form is prepared for all new revenue transactions. Management identified the following measures to strengthen our internal control over financial reporting and to address the material weakness described above.

•	Establishing and implementing a new detailed revenue recognition policy;
•	Enhancing procedures to help ensure that all new contracts are reviewed, detailed in a memorandum, which includes a required checklist to identify key revenue components, and reviewed by senior management on a timely basis prior to revenue recognition.

Our review process has been expanded to include reviews by the Chief Financial Officer to ensure the correct accounting methodology is applied to all revenue transactions. While this implementation phase is underway, we are relying on extensive manual procedures, including the use of qualified external consultants and management detailed reviews to assist us with meeting the objectives otherwise fulfilled by an effective internal control. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. We began implementing certain of these measures prior to the filing of this Form 10-K but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. We expect to continue to develop remediation plans and implement additional measures throughout our fiscal year 2019 and possibly into fiscal year 2020.

The foregoing material weakness resulted in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

Effective October 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal controls over financial reporting during the fiscal year ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3) EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

3.01	Certificate of Incorporation of the Company, filed as Exhibit A to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

3.02	Certificate of Merger of Foreign Corporation into a Domestic Corporation, dated February 29, 2008, filed as Exhibit 3.02 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.03	Certificate of Amendment of Certificate of Incorporation, dated March 6, 2008, filed as Exhibit 3.03 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.04	Certificate of Amendment of Certificate of Incorporation, dated February 26, 2009, filed as Exhibit 3.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

3.05	Certificate of Designation of Preferred Stock of Dynasil Corporation of America, dated March 27, 2009, filed as Exhibit 3.05 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.06	Bylaws of the Company, filed as Exhibit B to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

10.01*	2010 Stock Incentive Plan, filed as Exhibit 99 to the Definitive Proxy Statement filed on January 5, 2010 and incorporated herein by reference.

10.02	Loan and Security Agreement by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.03	Revolving Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.04	Loan Document Modification Agreement between the Company and Middlesex Savings Bank, dated September 29, 2015, filed as Exhibit 10.04 to Form 10-K filed on December 17, 2015 and incorporated herein by reference.

10.05	Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated July 31, 2012, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012 and incorporated herein by reference.

10.06	Amendment No. 1 to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated September 26, 2013, filed as Exhibit 10.19 to Form 10-K filed on December 20, 2013 and incorporated herein by reference.

10.07	Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated October 1, 2015, filed as Exhibit 10.07 to Form 10-K filed on December 17, 2015 and incorporated herein by reference.

10.08	Lease Agreement between RMD Instruments, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.09	Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.14*	Second Amended and Restated Employee Stock Purchase Plan, dated December 13, 2018, filed herewith.

10.15	Omnibus Amendment to Leases, dated December 6, 2012, filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012 and incorporated herein by reference.

10.16*	Employment Letter dated November 13, 2015 between the Company and Robert J. Bowdring, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2015 and incorporated herein by reference.

10.18	Term Note Agreement between the Company and Middlesex Savings Bank, dated February 1, 2016, filed as Exhibit 10.1 to Form 10-Q filed on February 11, 2016 and incorporated herein by reference.

10.19	Third Amendment to the Loan and Security Agreement between the Company and Middlesex Savings Bank, dated May 16, 2017, filed as Exhibit 10.01 to Form 10-Q filed on August 14, 2017 and incorporated herein by reference.

10.20	Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 16, 2017, filed as Exhibit 10.02 to Form 10-Q filed on August 14, 2017 and incorporated herein by reference.

10.21	Second Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated January 3, 2018, filed as Exhibit 10.01 to Form 10-Q filed on February 13, 2018 and incorporated herein by reference.

10.22	Equipment Line of Credit Term Note between the Company and Middlesex Savings Bank, dated July 31, 2018 and filed herewith.

10.23	Loan Document Modification Agreement to the Line of Credit between the Company and Middlesex Savings Bank, dated August 9, 2018 and filed herewith.

10.24	Equipment Line of Credit Note between the Company and Middlesex Savings Bank, dated August 13, 2018 and filed herewith.

10.25	Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated November 27, 2018 and filed herewith.

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of RSM US LLP, filed herewith.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934) furnished herewith.

99.1	Press release, dated December 21, 2018 issued by Dynasil Corporation of America announcing the filing of its Annual Report on Form 10-K, filed herewith.

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended September 30, 2018 and 2017, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynasil Corporation of America

BY:	/s/ Peter Sulick
Peter Sulick, President and CEO (Principal Executive Officer)

DATED:	December 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

BY:	/s/ Robert J. Bowdring	Chief Financial Officer (Principal	December 21, 2018
	Robert J. Bowdring	Financial and Accounting Officer)

BY:	/s/ Peter Sulick	Chairman of the Board of Directors,	December 21, 2018
	Peter Sulick	President, Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Craig Dunham	Director	December 21, 2018
Craig Dunham

BY:	/s/ Lawrence Fox	Director	December 21, 2018
Lawrence Fox

BY:	/s/ William K. Hagan	Director	December 21, 2018
William K. Hagan

BY:	/s/ David Kronfeld	Director	December 21, 2018
David Kronfeld

BY:	/s/ Thomas Leonard	Director	December 21, 2018
Thomas Leonard

BY:	/s/ Alan Levine	Director	December 21, 2018
Alan Levine

