Form 10-Q
period 2018-12-31
DYNASIL CORP OF AMERICA
filed 2019-02-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 6, 2019 there were 17,465,544 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2018	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,165,000	$2,327,000
Accounts receivable, net of allowances of $269,000 and $262,000 at December 31, 2018 and September 30, 2018, respectively	3,471,000	4,069,000
Unbilled receivables	1,245,000	1,214,000
Contract assets	21,000	1,000
Inventories, net of reserves	4,492,000	4,106,000
Prepaid expenses and other current assets	801,000	664,000
Total current assets	11,195,000	12,381,000

Property, Plant and Equipment, net	7,956,000	8,098,000

Other Assets
Intangibles, net	718,000	755,000
Deferred tax asset	4,394,000	4,333,000
Goodwill	5,864,000	5,900,000
Long term contract assets	4,000	7,000
Security deposits	53,000	58,000
Total other assets	11,033,000	11,053,000

Total Assets	$30,184,000	$31,532,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Equipment line of credit	$240,000	$-
Current portion of long-term debt	1,253,000	1,246,000
Capital lease obligations, current portion	34,000	40,000
Accounts payable	1,669,000	2,355,000
Contract liabilities	157,000	253,000
Accrued expenses and other liabilities	2,322,000	2,803,000
Total current liabilities	5,675,000	6,697,000

Long-term Liabilities
Long-term debt, net of current portion	1,898,000	2,075,000
Capital lease obligations, net of current portion	44,000	52,000
Deferred tax liability, net	199,000	205,000
Other long-term liabilities	178,000	175,000
Total long-term liabilities	2,319,000	2,507,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (Continued)

	December 31,	September 30,
	2018	2018
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 18,198,121 and 18,152,074 shares issued, 17,387,961 and and 17,341,914 shares outstanding at December 31, 2018 and September 30, 2018, respectively.	9,000	9,000
Additional paid in capital	21,946,000	21,865,000
Accumulated other comprehensive income (loss)	(841,000)	(700,000)
Retained earnings	770,000	841,000
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	20,898,000	21,029,000
Noncontrolling interest	1,292,000	1,299,000
Total stockholders' equity	22,190,000	22,328,000

Total Liabilities and Stockholders' Equity	$30,184,000	$31,532,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	December 31,
	2018	2017
Net revenue	$10,028,000	$9,189,000
Cost of revenue	6,336,000	5,614,000
Gross profit	3,692,000	3,575,000
Operating expenses:
Sales and marketing	398,000	279,000
Research and development	177,000	308,000
General and administrative	3,242,000	3,157,000

Total operating expenses	3,817,000	3,744,000
Income (loss) from operations	(125,000)	(169,000)
Interest expense, net	42,000	43,000
Income (loss) before taxes	(167,000)	(212,000)
Income tax (benefit)	(65,000)	660,000
Net income (loss)	(102,000)	(872,000)
Less: Net income (loss) attributable to noncontrolling interest	(9,000)	(75,000)
Net income (loss) attributable to common stockholders	$(93,000)	$(797,000)

Net income (loss)	$(102,000)	$(872,000)
Other comprehensive income (loss):
Foreign currency translation	(141,000)	35,000
Total comprehensive income (loss)	(243,000)	(837,000)
Less: comprehensive income (loss) attributable to noncontrolling interest	(9,000)	(75,000)
Total comprehensive income (loss) attributable to common stockholders	$(234,000)	$(762,000)

Basic net income (loss) per common share	$(0.01)	$(0.05)
Diluted net income (loss) per common share	$(0.01)	$(0.05)

Weighted average shares outstanding
Basic	17,324,976	17,047,690
Diluted	17,324,976	17,047,690

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Retained
			Additional	Other	Earnings				Total
	Common	Common	Paid-in	Comprehensive	(Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Interest	Equity
Balance, September 30, 2018	18,152,074	9,000	21,865,000	(700,000)	841,000	810,160	(986,000)	1,299,000	22,328,000

Impact of change in accounting policy	-	-	-	-	22,000	-	-	-	22,000

Issuance of shares of common stock under employee stock purchase plan	6,318	-	5,000	-	-	-	-	-	5,000

Stock-based compensation costs	39,729	-	76,000	-	-	-	-	2,000	78,000

Foreign currency translation adjustment	-	-	-	(141,000)	-	-	-	-	(141,000)

Net income (loss)	-	-	-	-	(93,000)	-	-	(9,000)	(102,000)
Balance, December 31, 2018	18,198,121	9,000	21,946,000	(841,000)	770,000	810,160	(986,000)	1,292,000	22,190,000

					Retained
			Additional	Other	Earnings				Total
	Common	Common	Paid-in	Comprehensive	(Accumulated	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Interest	Equity
Balance, September 30, 2017	17,893,763	9,000	21,406,000	(539,000)	(919,000)	810,160	(986,000)	1,454,000	20,425,000
Issuance of shares of common stock under employee stock purchase plan	4,420	-	4,000	-	-	-	-	-	4,000

Stock-based compensation costs	31,000	-	89,000	-	-	-	-	4,000	93,000

Foreign currency translation adjustment	-	-	-	35,000	-	-	-	-	35,000

Net income (loss)	-	-	-	-	(797,000)	-	-	(75,000)	(872,000)
Balance, December 31, 2017	17,929,183	9,000	21,499,000	(504,000)	(1,716,000)	810,160	(986,000)	1,383,000	19,685,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(102,000)	$(872,000)
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	78,000	93,000
Foreign exchange loss (gain)	18,000	(7,000)
Depreciation and amortization	338,000	299,000
Deferred income taxes	(62,000)	533,000
Non-cash R&D services	-	163,000
Other	10,000	44,000
Other changes in assets and liabilities:
Accounts receivable, net	567,000	(333,000)
Unbilled receivables	10,000	88,000
Contract assets	(17,000)	-
Inventories	(443,000)	(198,000)
Prepaid expenses and other assets	(139,000)	51,000
Accounts payable	(674,000)	(483,000)
Accrued expenses and other liabilities	(473,000)	(236,000)
Contract liabilities	(95,000)	(95,000)
Net cash from operating activities	(984,000)	(953,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(204,000)	(609,000)
Purchase of intangibles	-	(16,000)
Net cash from investing activities	(204,000)	(625,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	4,000
Principal payments on capital leases	(14,000)	(26,000)
Proceeds from (payments of) equipment line of credit, net	240,000	281,000
Proceeds from (payments of) bank and subordinated debt, net	(172,000)	(141,000)
Net cash from financing activities	59,000	118,000

Effect of exchange rates on cash and cash equivalents	(33,000)	6,000

Net change in cash and cash equivalents	(1,162,000)	(1,454,000)

Cash and cash equivalents, beginning	$2,327,000	$2,415,000
Cash and cash equivalents, ending	$1,165,000	$961,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$45,000	$37,000
Tax payments (refunds)	(15,000)	4,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2018, the consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2018 and 2017, changes in stockholders’ equity for the three months ended December 31, 2018 and 2017, and cash flows for the three months ended December 31, 2018 and 2017 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of December 31, 2018, Dynasil Biomedical owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The remaining 37% of Xcede’s stock is owned by others and is accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2018 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of December 31, 2018, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Effective October 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under the modified retrospective approach, the Company applied the standards to new contracts and those that were not completed as of October 1, 2018. For those contracts not completed as of October 1, 2018, this method resulted in a cumulative adjustment to increase the retained earnings in the amount of $22,000. Prior periods will not be retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application in order to disclose the effect on revenue of adopting the new guidance. The cumulative effect of the changes made to the October 1, 2018 unaudited consolidated balance sheet for the adoption of Topic 606 was as follows:

	Balance at	Adjustment for	Adjusted balance at
	September 30, 2018	Topic 606	October 1, 2018
Assets:
Unbilled receivables	1,214,000	40,000	1,254,000
Inventories, net of reserves	4,106,000	(18,000)	4,088,000

Liabilities:

Contract liabilities	253,000	-	253,000

Stockholders' equity:
Retained earnings	841,000	22,000	863,000

Contract assets were formerly reported within costs in excess of billings and unbilled receivables. Contract liabilities were formerly reported as deferred revenue. The titles have been changed in the table below to be consistent with accounts currently used under the new standard.

	September 30, 2018
	As Reported	As Adopted
Unbilled receivables	1,215,000	1,214,000
Contract assets	-	1,000
Security and other deposits	65,000	58,000
Long term contract assets	-	7,000
Deferred revenue	253,000	-
Contract liabilities	-	253,000

The Company receives payments from customers based on a billing schedule as established in our contracts. Contract asset relates to our conditional right to consideration for our completed performance under the contract. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. The Company recognized revenue in the amount of $115,000 during the three months ended December 31, 2018 for amounts included in the contract liability balance at September 30, 2018.

Under the new standard, most contracts in the Innovation and Development (formerly Contract Research) segment, which primarily provide contract research services, were not materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time. Contracts in the Optics segment generally provide for the following revenue sources: standard product sales, custom product development and sales, and non-recurring engineering contracts. Revenues for this segment are recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source. The change in revenue recognition for the Optics segment related to certain custom optics products and the related non-recurring engineering costs which changed from “point in time” to “over time” upon the adoption of Topic 606. This change will result in the recognition of revenue over time when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of September 30, 2018 recognized as an adjustment of $22,000 to opening retained earnings on October 1, 2018. The revenue for the standard products will be recognized using the "point in time" criteria of Topic 606, and the timing of such revenue recognition is not expected to differ materially from the historical revenue recognition. Other immaterial adjustments related to the Optics segment that are sometimes offered to customers include customer rights of return and volume discounts. The Company has elected the practical expedient that the Company will not be required to adjust promised amounts of consideration for the effects of a significant financing component if the transfer of promised goods or services will occur in one year or less.

The impact of the adoption of ASC 606 on the Company’s consolidated financial statements for the three months ended December 31, 2018 was immaterial as compared to what would have been reported under the previous guidance.

Innovation and Development Segment Revenues

The Company performs research and development for U.S. Federal government agencies, educational institutions and commercial organizations. The Company accounts for a research contract when a contract has been executed, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of the contract price is considered probable. Revenue is earned under reimbursement of costs plus fees, fixed price, or time and material type contracts.

The Company’s contracts with agencies of the U.S. government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, the Company considers previous experience with the customers, communication with the customers regarding funding status, and knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is reasonably assured.

Under the typical payment terms of the Company’s U.S. government contracts, the customer pays either performance-based payments or progress payments. Performance-based payments, which are typically used in the firm fixed price contracts, are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments, which are typically used in the Company’s cost-plus type contracts, are interim payments based on costs incurred as the work progresses. For the Company’s U.S. government cost-plus contracts, the customer generally pays during the performance period for 80%-90% of the actual costs incurred. Because the customer retains a small portion of the contract price until completion of the contract and audit of allowable costs, cost-plus type contracts generally result in revenue recognized in excess of billings which the Company presents as contract assets on the balance sheet. Amounts billed and due from customers are classified as receivables on the balance sheet, whereas amounts earned, but not yet billed to the Company’s customers due to timing, are classified as unbilled receivables on the balance sheet. The Company recognizes a liability for performance-based payments paid in advance which are in excess of the revenue recognized and presents these amounts as contract liabilities on the balance sheet.

To determine the proper revenue recognition method for research and development contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single modified contract and whether the combined or single contract should be accounted for as more than one performance obligation. For instances where a contract has options that were bid with the initial contract and awarded at a later date, the Company combines the options with the original contract when options are awarded. For most contracts, the customer contracts for research with multiple milestones that are interdependent, thus, the entire contract is accounted for as one performance obligation. The effect of the combined or modified contract on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Contract revenue recognition is measured over time as the Company performs the work because of continuous transfer of knowledge and control to the customer. For U.S. government contracts which are typically subject to the Federal Acquisition Regulation ("FAR"), this continuous transfer of knowledge and control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for cost incurred plus a reasonable profit and take control of any work in process. From time to time, as part of normal management processes, facts may change, causing revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

Because of knowledge and control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. The Company generally uses the input method, more specifically the cost-to-cost measure of progress for the contracts because it best depicts the transfer of knowledge and control to the customer which occurs as the Company incur costs on these contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The underlying bases for estimating contract research revenues are measurable expenses, such as labor, subcontractor costs and materials, and data that are updated on a regular basis for purposes of preparing cost estimates. The Company’s research contracts generally have a period of performance of six months to three years, and estimates of contract costs have historically been consistent with actual results. Revisions in these estimates between accounting periods to reflect changing facts and circumstances have not had a material impact on operating results, and the Company does not expect future changes in these estimates to be material. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

Under cost-plus contracts, the Company is reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fixed fee representing the profit negotiated between the Company and the contracting agency. Revenue from cost-plus contracts is recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue from time and materials contracts is recognized based on direct labor hours expended at contract billing rates plus other billable direct costs. The Company has elected the practical expedient to recognize revenue in the amount for which it has the right to invoice the customer, provided that invoiced amount corresponds directly with the value to the customer of the Company’s performance to date.

Fixed price contracts may include either a product delivery or specific service performance throughout a period. For fixed price contracts that are based on the proportional performance method and involve a specified number of deliverables, the Company recognizes revenue based on the proportion of the cost of the deliverables compared to the cost of all deliverables included in the contract as this method more accurately measures performance under these arrangements. For fixed price contracts that provide for the development and delivery of a specific prototype or product, revenue is recognized based upon the performance completed to date, using an output method of revenue recognition based on milestones reached.

Whether certain costs under government contracts are allowable is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not likely have a significant impact on revenues recognized for those contracts.

Optics Segment Revenues

The Company produces standard and customized products for commercial organizations, educational institutions, and U.S. Federal government agencies. In addition, the Company also offers services which include non-recurring engineering services. To determine the proper revenue recognition method for Optics contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The Company recognizes revenue when the performance obligation has been satisfied by transferring the control of the product or service to the customer. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, the Company uses the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then the Company will estimate the stand-alone selling price using information that is reasonably available. For the majority of the Company’s standard products and services, price list, and discount structures related to customer type are available. For products and services that do not have price list and discount structures, the Company may use one or more of the following: (i) adjusted market assessment approach or (ii) expected cost plus a margin approach. The adjusted market approach requires evaluation of the market in which the Company sells goods or services and estimates the price that a customer in that market would be willing to pay for those goods or services. The expected cost plus margin approach requires the Company to forecast expected costs of satisfying the performance obligation and then add a reasonable margin for that good or service. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment cost rather than separate performance obligations. Similarly, sales and similar taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer are excluded from the measurement of the transaction price.

Unfulfilled Performance Obligations

For standard products, the Company recognizes revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. For custom products that require engineering and development based on customer requirements and provide for cost plus reasonable margin throughout the contract, the Company recognizes revenue over time using the output method for any items shipped and any finished goods or work in process that is produced for balances of open sales orders. For any finished goods or work in process that has been produced for the balance of open sales orders the Company recognizes revenue by applying the average selling price for such open order to the lesser of the on hand balance in finished goods or open sales order quantity which the Company presents as a contract asset on the balance sheet. Cost of sales is recognized based on the standard cost of the finished goods and work in process associated with this revenue and inventory balances are reduced accordingly.

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Innovation and Development segment unfulfilled performance obligations was $33.3 million at December 31, 2018. The Company expects to satisfy 61% of the performance obligations in fiscal year 2019, 25% in fiscal year 2020, and the remaining amount by fiscal year 2024. The approximate value of our Optics segment unfulfilled performance obligations was $4.0 million at December 31, 2018. The Company expects to satisfy 96% of the performance obligations in fiscal year 2019 and 4% in fiscal year 2020.

The Company disaggregates revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended December 31, 2018
	Optics	Innovation & Development	Total
Total Revenue by Geographic Location
United States	$3,275,000	$4,185,000	$7,460,000
Asia	915,000	15,000	930,000
Europe	1,485,000	39,000	1,524,000
Other	46,000	68,000	114,000
Total	$5,721,000	$4,307,000	$10,028,000

Total Revenue by Contract Type
Firm-fixed price	$5,721,000	$558,000	$6,279,000
Non-Firm Fixed price	-	3,749,000	3,749,000
Total	$5,721,000	$4,307,000	$10,028,000

Total Revenue by Major Customer Type
U.S. government revenue	$3,000	$4,181,000	$4,184,000
U.S. commercial revenue	3,272,000	4,000	3,276,000
Foreign commercial and other revenue	2,446,000	122,000	2,568,000
Total	$5,721,000	$4,307,000	$10,028,000

Total Revenue by Major Products/Services
Optical components	$5,639,000	$-	$5,639,000
Contract research	-	4,199,000	4,199,000
Other products and services	82,000	108,000	190,000
Total	$5,721,000	$4,307,000	$10,028,000

Total Revenue by Timing of Recognition
Goods/services transferred over time	$560,000	$4,199,000	$4,759,000
Goods transferred at a point in time	5,161,000	108,000	5,269,000
Total	$5,721,000	$4,307,000	$10,028,000

Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. In May 2017, the FASB issued ASU 2017-10 which provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor. This update is effective for the Company in the fiscal year beginning October 1, 2018, at the time the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company implemented this ASU on October 1, 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued ASU 2016-16 which eliminates the exception, other than for inventory transfers, under current U.S. GAAP under which the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Upon adoption of ASU 2016-16, the Company will recognize the tax expense from the sale of that asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment, if any, would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowances. The impact of the adoption of this standard on future periods will be dependent on future asset transfers, which generally occur in connection with acquisitions and other business structuring activities. The Company implemented this ASU on October 1, 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company implemented this ASU on October 1, 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB issued ASU No. 2017-09 which was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, “Compensation – Stock Compensation” to changes in the terms and conditions of a share-based payment award. This update is effective for the Company in the fiscal year beginning October 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Leases (Topic 842). In February 2016, the FASB issued ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU 2018-20 provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The guidance in ASU 2016-02 will become effective for the Company as of the beginning of the 2020 fiscal year. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements with the intention to adopt this ASU in fiscal year 2020.

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

Beginning at its inception and through November 2016, Xcede funded its pre-clinical research activities through the issuance of $5.2 million in the aggregate principal amount of convertible notes bearing interest at 5% (“the Notes”). In November of 2016, the Notes were converted into Series A convertible preferred stock of Xcede (“Series A Preferred”) of Xcede. Series A Preferred participants include both outside investors (accounted for as noncontrolling interest) and DBM. The outside investors converted $3.1 million of Notes and accrued interest into 3,055,551 shares of Series A Preferred. DBM converted the remaining $2.4 million of Notes and accrued interest into 2,338,569 shares of Series A Preferred.

Additionally, DBM invested $1.2 million of cash into Xcede in exchange for Series B convertible preferred stock of Xcede (“Series B Preferred”). Series A Preferred was issued at a 20% discount to the price per share of the Series B Preferred, in accordance with the amended provisions of the Notes. The value of DBM’s Series A Preferred and Series B Preferred, as they are wholly owned by DBM, is eliminated in consolidation.

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock is entitled to one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of December 31, 2018, the liquidation value of the Series B Preferred would be approximately $1.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of December 31, 2018, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

In 2016, Xcede signed agreements with Cook Biotech Inc. of West Lafayette, Indiana (“CBI”) in connection with the development, regulatory approval and production of Xcede’s hemostatic patch (the “Xcede Patch”) in which CBI committed to fund up to $1.5 million for the pre-clinical testing for the Xcede Patch. Xcede utilized $0.5 million in CBI services in exchange for a note that is currently outstanding.

On July 20, 2018, Xcede received a notice of termination from CBI claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of the Patch.

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending CBI’s security interest. Additionally, the Company’s RMD subsidiary has begun an investigation of possible continued development of the Xcede Patch, which could include seeking government funding of this development. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to RMD.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	December 31,	September 30,
	2018	2018
Raw Materials	$2,458,000	$2,362,000
Work-in-Process	1,090,000	890,000
Finished Goods	944,000	854,000
	$4,492,000	$4,106,000

Note 5 – Intangible Assets

Intangible assets at December 31, 2018 and September 30, 2018 consist of the following:

	Useful	Gross	Accumulated
December 31, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$702,000	$604,000	$98,000
Know How	15	512,000	358,000	154,000
Trade Names	Indefinite	266,000	-	266,000
Patents	20	223,000	23,000	200,000
Biomedical Technologies	5	260,000	260,000	-
		$1,963,000	$1,245,000	$718,000

	Useful	Gross	Accumulated
September 30, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$719,000	$601,000	$118,000
Know How	15	512,000	350,000	162,000
Trade Names	Indefinite	272,000	-	272,000
Patents	20	223,000	20,000	203,000
Biomedical Technologies	5	260,000	260,000	-
		$1,986,000	$1,231,000	$755,000

Amortization expense for the three months ended December 31, 2018 and 2017 was $27,000 and $28,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2019 (9 months)	2020	2021	2022	2023	Thereafter	Total
Acquired Customer Base	$60,000	$38,000	$-	$-	$-	$-	$98,000
Know How	26,000	34,000	34,000	34,000	26,000	-	154,000
Patents	8,000	11,000	11,000	11,000	11,000	148,000	200,000
	$94,000	$83,000	$45,000	$45,000	$37,000	$148,000	$452,000

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the three months ended December 31, 2018 and 2017.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the three months ended December 31, 2018 and 2017.

Note 7 – Debt

Subordinated Debt

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

For the three months ended December 31, 2018 and 2017, no common share equivalents related to stock options were included in the calculation of dilutive shares, since there was a loss attributable to common shareholders and the inclusion of common share equivalents would be anti-dilutive. Additionally, for the three months ended December 31, 2018 and 2017, 50,000 and 60,000 shares of restricted common stock were excluded from the calculation of dilutive shares, respectively, as the effect of their inclusion would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Weighted average shares outstanding
Basic	17,324,976	17,047,690
Effect of dilutive securities
Stock options	-	-
Restricted stock	-	-
Dilutive average shares outstanding	17,324,976	17,047,690

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

As of December 31, 2018, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock. No change in the Company’s position with respect to the ownership of Xcede’s stock occurred during the three months ended December 31, 2018.

Stock compensation expense for the three months ended December 31, 2018 and 2017 is as follows:

	Three Months Ended	Three Months Ended
Stock Compensation Expense	December 31, 2018	December 31, 2017
Stock grants	$51,000	$39,000
Restricted stock grants	15,000	13,000
Option grants	-	12,000
Employee stock purchase plan	1,000	1,000
Subsidiary option grants	11,000	28,000
Total	$78,000	$93,000

At December 31, 2018, there was approximately $41,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of approximately thirteen months.

Restricted Stock Grants

A summary of restricted stock activity for the three months ended December 31, 2018 is presented below:

Restricted Stock Activity for the Three Months ended December 31, 2018	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2018	60,000	$1.61

Granted	-
Vested	(10,000)	$1.70
Cancelled	-	-
Nonvested and expected to vest at December 31, 2018	50,000	$1.59

Stock Option Grants

During the three months ended December 31, 2018, no Dynasil stock options were granted. A summary of stock option activity for the three months ended December 31, 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2018	160,537	$2.01	0.93
Outstanding and exercisable at September 30, 2018	160,537	$2.01	0.93
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2018	160,537	$2.01	0.68
Outstanding and exercisable at December 31, 2018	160,537	$2.01	0.68

Subsidiary Stock Option Grants

During the three months ended December 31, 2018, no Xcede stock options were granted. A summary of Xcede stock option activity for the three months ended December 31, 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2018	1,300,956	$1.00	7.31
Outstanding and exercisable at September 30, 2018	1,229,685	1.00	7.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2018	1,300,956	1.00	6.85
Outstanding and exercisable at December 31, 2018	1,248,384	$1.00	6.85

At December 31, 2018, the Company’s Xcede joint venture had approximately $32,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a period of nine months.

Note 10 – Segment, Customer and Geographical Reporting

Segment Financial Information

Dynasil reports three reportable segments: innovation and development (“Innovation and Development”), (formerly known as the Contract Research segment), optics (“Optics”) and biomedical (“Biomedical”). Within these segments, there is a segregation of operating segments based upon the organizational structure used to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. The Optics segment aggregates four operating segments – Dynasil Fused Silica, Optometrics, Hilger Crystals (“Hilger”), and Evaporated Metal Films – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications. The Innovation and Development segment is one of the largest small business participants in U.S. government-funded research. The Biomedical segment consists of a single operating segment, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. Dynasil Biomedical holds common and preferred stock in the Xcede joint venture which is developing a tissue sealant technology and currently has no other operations.

The Company’s segment information for the three months ended December 31, 2018 and 2017 is summarized below:

Results of Operations for the Three Months Ended December 31,

2018

	Optics	Innovation and Development*	Biomedical	Total
Revenue	$5,721,000	$4,307,000	$-	$10,028,000
Gross profit	1,879,000	1,813,000	-	3,692,000
GM %	33%	42%	-	37%
Operating expenses	1,885,000	1,879,000	53,000	3,817,000
Operating income (loss)	(6,000)	(66,000)	(53,000)	(125,000)

Depreciation and amortization	276,000	59,000	3,000	338,000
Capital expenditures	187,000	17,000	-	204,000

Intangibles, net	363,000	154,000	201,000	718,000
Goodwill	925,000	4,939,000	-	5,864,000
Total assets	$21,870,000	$8,109,000	$205,000	$30,184,000

Results of Operations for the Three Months Ended December 31,

2017

	Optics	Innovation and Development*	Biomedical	Total
Revenue	$4,942,000	$4,247,000	$-	$9,189,000
Gross profit	1,724,000	1,851,000	-	3,575,000
GM %	35%	44%	-	39%
Operating expenses	1,576,000	1,723,000	445,000	3,744,000
Operating income (loss)	148,000	128,000	(445,000)	(169,000)

Depreciation and amortization	231,000	65,000	3,000	299,000
Capital expenditures	590,000	19,000	16,000	625,000

Intangibles, net	453,000	188,000	337,000	978,000
Goodwill	1,012,000	4,939,000	-	5,951,000
Total assets	$18,969,000	$8,114,000	$614,000	$27,697,000

*Formerly Contract Research

Customer Financial Information

For the three months ended December 31, 2018 one customer in the Optics segment represented greater than 10% of the total segment revenue. For the three months ended December 31, 2017, no customer in the Optics segment represented more than 10% of the total segment revenue.

For the three months ended December 31, 2018, three customers of the Innovation and Development segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended December 31, 2017, four customers of the Innovation and Development segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2018		December 31, 2017
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$7,460,000	74%	$7,353,000	80%
Asia	930,000	9%	522,000	5%
Europe	1,524,000	16%	1,268,000	14%
Other	114,000	1%	46,000	1%
	$10,028,000	100%	$9,189,000	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of December 31, 2018 and September 30, 2018, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of December 31, 2018 and September 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

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

The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded an income tax expense of $0.7 million related to such re-measurement in the quarter ended December 31, 2018. The one-time transition tax was based on the total unremitted earnings of the Company’s foreign subsidiary, Hilger, which had previously been deferred from U.S. income taxes. The Company recorded a provision for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.2 million in fiscal year 2018.

During the fiscal year ended, September 30, 2018, the Company has federal research credits of $2.9 million, primarily resulted from a benefit in the second quarter of fiscal year 2018 related to R&E tax credits for the years ended 2013 through 2016. The federal credits begin expiring in fiscal year 2030. During the fiscal year ended September 30, 2018, the Company had state research credits of $852,000 which begin expiring in fiscal year 2027.

The effective tax rates were 39% and (309%) for the three months ended December 31, 2018 and 2017, respectively. The effective tax rate for the three months ended, December 31, 2017 was a result of the 2017 Tax Act. The effective tax rate excluding the impact of the 2017 Tax Act was (16%) for the three months ended December 31, 2017.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained herein and in the Dynasil Corporation of America ("Dynasil", the "Company" or "we") Form 10-K for the fiscal year ended September 30, 2018.

General Business Overview

Operations

Consolidated revenue for the first quarter ended December 31, 2018 was $10.0 million, compared to revenue of $9.2 million for the first quarter of fiscal year 2018. This 9% increase primarily resulted from a 16% increase in Optics segment revenue. The Innovations and Development segment (formerly Contract Research) revenue for the quarter ended December 31, 2018 was $4.3 million, compared to revenue of $4.2 million for the first quarter of fiscal year 2018.

Gross profit for the quarter ended December 31, 2018 was $3.7 million, or 37% of revenue, as compared to the gross profit of $3.6 million, or 39% of revenue for the quarter ended December 31, 2017. Gross profit as a percent of revenue decreased in part due to a reduction in product sales in our Innovation and Development segment, which are higher margin sales than the segment’s contract research sales. Additionally, the percentage cost of revenue in our Optics segment increased due to startup costs of our new product lines, contributing to the decrease in gross profit as a percentage of revenue.

Total operating expenses were $3.8 million for the three-month period ended December 31, 2018, a 2% increase over the $3.7 million in operating expenses for the three months ended December 31, 2017. The operating expenses in our Biomedical segment decreased by $0.4 million over the same period last year. In the quarter ended December 31, 2017, our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”), was preparing for clinical trials, which activities have since been suspended.

Our Biomedical segment primarily consists of the results of Xcede, which incurred $14,000 and $200,000 in research expenses in the quarters ended December 31, 2018 and 2017, respectively. Due to a notice of termination Xcede received from Cook Biotech, Inc. (“CBI”) in July 2018, in which CBI asserted its termination rights under the Note Agreement and Development Agreement between Xcede and CBI, claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of Xcede’s hemostatic patch (the “Xcede Patch”), Xcede halted clinical trial preparations and curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives.

Income (loss) from operations for the quarter ended December 31, 2018 was a loss of $0.1 million compared with a loss of $0.2 million for the quarter ended December 31, 2017.

The provision for income taxes for the first quarter of 2019 was a benefit of approximately $0.1 million, as compared to an expense of $0.7 million for the same period in fiscal year 2018. The 2018 provision was primarily the result of the 2017 Tax Act in which we estimated the rate reduction impact to be $0.5 million, the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.1 million and a current quarter earnings provision of $0.1 million.

Net income (loss) was a loss of ($0.1) million, or ($0.01) per share, as compared to a loss of ($0.8) million, or ($0.05) per share for the quarters ended December 31, 2018 and 2017, respectively, largely as a result of the income tax event in the fiscal year 2018.

Results of Operations

Results of Operations for the Three Months Ended December 31,

2018

	Optics	Innovation and Development*	Biomedical	Total
Revenue	$5,721,000	$4,307,000	$-	$10,028,000
Gross profit	1,879,000	1,813,000	-	3,692,000
GM %	33%	42%	-	37%
Operating expenses	1,885,000	1,879,000	53,000	3,817,000
Operating income (loss)	(6,000)	(66,000)	(53,000)	(125,000)

Depreciation and amortization	276,000	59,000	3,000	338,000
Capital expenditures	187,000	17,000	-	204,000

Intangibles, net	363,000	154,000	201,000	718,000
Goodwill	925,000	4,939,000	-	5,864,000
Total assets	$21,870,000	$8,109,000	$205,000	$30,184,000

Results of Operations for the Three Months Ended December 31,

2017

	Optics	Innovation and Development*	Biomedical	Total
Revenue	$4,942,000	$4,247,000	$-	$9,189,000
Gross profit	1,724,000	1,851,000	-	3,575,000
GM %	35%	44%	-	39%
Operating expenses	1,576,000	1,723,000	445,000	3,744,000
Operating income (loss)	148,000	128,000	(445,000)	(169,000)

Depreciation and amortization	231,000	65,000	3,000	299,000
Capital expenditures	590,000	19,000	16,000	625,000

Intangibles, net	453,000	188,000	337,000	978,000
Goodwill	1,012,000	4,939,000	-	5,951,000
Total assets	$18,969,000	$8,114,000	$614,000	$27,697,000

*Formerly Contract Research

Consolidated revenue for the first quarter of fiscal year 2018, which ended December 31, 2018, was $10.0 million, a 9% increase as compared with revenue of $9.2 million for the quarter ended December 31, 2017.

Optics segment revenue increased $0.8 million, or 16%, for the three months ended December 31, 2018 compared with the same period in the prior year, primarily as a result of revenue growth in three of the four operating units in this segment. The growth in this quarter is coming from the continued increased demand for fused silica in the microlithography markets as well as increased orders from a few of our large key customers.

Innovation and Development segment revenue increased by $0.1 million to $4.3 million for the first quarter of fiscal year 2019, as compared with the same period in the prior year. The research backlog for the Innovation and Development segment remains strong at $33.3 million at December 31, 2018.

The Biomedical segment has no revenue as it is currently exploring development options for Xcede’s tissue sealant technology.

Cost of revenue for the first quarter of 2018 was 63%, or $6.3 million, nearly the same as for the quarter ended December 31, 2017.

Gross profit for the three months ended December 31, 2018 was $3.7 million, or 37% of revenues, compared to $3.6 million, or 39% of revenues, for the three months ended December 31, 2017. Gross profit for the Optics segment decreased by 2% to 33% of revenue, or $1.9 million, at December 31, 2018 compared to 35% of revenues, or $1.7 million, for the quarter ended December 31, 2017. The decrease in gross profit was the result of the product mix and higher material costs in some product lines. The Innovation and Development segment gross profit decreased to $1.8 million, as compared to $1.9 million in the same period in fiscal year 2018, as the result of fewer product sales which have higher margins than contract research sales. Gross profit as a percent of revenue decreased to 42% in the Innovation and Development segment compared to 44% in the first quarter of 2018.

The Biomedical segment, through Xcede, is engaged in exploring development options for Xcede’s hemostatic tissue sealant technology, which has not been approved for commercial use, and consequently it has no gross profit.

Total operating expenses increased to $3.8 million for the three months ended December 31, 2018 from $3.7 million for the same quarter in fiscal year 2018. Operating expenses for the Optics segment increased $0.3 million in the first quarter of fiscal year 2019, as compared to the prior year, due to personnel additions and related charges, as well as increased marketing expenses. Innovation and Development segment expenses increased to $1.9 million in the first quarter of fiscal year 2019, as compared to $1.7 million in the first quarter of fiscal year 2018, as a result of increases in personnel and hiring costs. Biomedical segment expenses decreased by $0.4 million in the three months ended December 31, 2018, compared to the three months ended December 31, 2017, primarily due to the cessation of work on its preparations for first-in-human clinical trials.

As a result of the items discussed above, income from operations for the three months ended December 31, 2018 was a loss of $0.1 million compared to a loss of $0.2 million for the same period in fiscal year 2018.

Net interest expense was essentially the same in both the three month periods ended December 31, 2018 and 2017.

The provision for income taxes for the first quarter of fiscal year 2019 was approximately a benefit of $0.1 million as compared to a charge of $0.7 million for the same period in fiscal year 2018. The 2018 provision was primarily the result of the 2017 Tax Act in which we estimated the rate reduction impact to be $0.5 million, the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.1 million and a current quarter earnings provision of $0.1 million.

Net income (loss) for the three months ended December 31, 2018 was a loss of ($0.1) million, or ($0.01) in basic earnings per share, as compared to a loss of ($0.8) million, or ($0.05) in basic earnings per share, for the quarter ended December 31, 2017.

Liquidity and Capital Resources

Liquidity Overview and Outlook

Net cash as of December 31, 2018 was $1.2 million, or approximately $1.1 million less than net cash of $2.3 million at September 30, 2018.

As of December 31, 2018, the Company was in full compliance with all of its bank covenants. The Company has $4.0 million of available cash under its Middlesex Savings Bank line of credit based on its collateral calculations as of December 31, 2018. Management believes that its cash on hand, together with availability under its line of credit, are adequate to meet the Company’s current liquidity requirements for the next twelve months.

On November 27, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company to reinstate the interest-only payment requirements of the loan and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021.

On December 31, 2018, Xcede had $0.5 million of outstanding indebtedness owed to CBI. The note was recorded at fair value at issuance net of unamortized discount based on an imputed interest rate of 5.4%. On July 20, 2018, Xcede received a notice of termination from CBI, which included CBI’s assertion that the foregoing study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Note Agreement and cancelled the remaining availability under the Note Agreement. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. The Company carries the promissory note in short-term debt. Upon termination of the CBI agreements, research and development expense of $35,000 was recorded to accrete the note to face value. See Note 3 – Xcede Technologies, Inc. Joint Venture.

Cash From Operating Activities

In total, operating activities used cash of $1.0 million for the three months ended December 31, 2018. Approximately $0.4 million of the cash was used for inventory increases to ensure the proper supply of material is available to meet customer demand, and $1.2 million was used due to the decrease in the year end accrued expenses and accounts payable. This was positively offset by a reduction in accounts receivable.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.2 million for the purchase of property, plant, and equipment for the three months ended December 31, 2018.

Total outstanding bank debt as of December 31, 2018 increased approximately $0.1 million to $3.4 million from $3.3 million at September 30, 2018. The net cash increase from financing activities during the three months ended December 31, 2018 was approximately $0.1 million as a result of $0.2 million in principal payments to Middlesex Savings Bank, offset by approximately $0.3 million in financing from the new Middlesex Savings Bank equipment line of credit.

Critical Accounting Policies and Estimates

During the three months ended December 31, 2018, we adopted ASU 2014-09, which provides for new requirements in regards to revenue recognition. See Note 2 – Recent Accounting Pronouncements for further details. Aside from the adoption of ASU 2014-09, there been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2018. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We generate revenues from contract research, product sales, and non-recurring engineering contracts.

Our Optics segment produces standard and customized products for commercial organizations, educational institutions, and U.S. Federal government agencies. In addition, we also offer services which include non-recurring engineering services. We recognize revenue when the performance obligation has been satisfied by transferring the control of the product or service to the customer. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, the Company uses the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list, and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we may use one or both of the following: (i) adjusted market assessment approach or (ii) expected cost plus a margin approach. The adjusted market approach requires evaluation of the market in which we sell goods or services and estimation of the price that a customer in that market would be willing to pay for those goods or services. The expected cost plus margin approach requires the Company to forecast expected costs of satisfying the performance obligation and then add a reasonable margin for that good or service. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment cost rather than separate performance obligations.

Our Innovation and Development segment performs research and development for U.S. Federal government agencies, educational institutions and commercial organizations. We account for a research contract when a contract has been executed, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of the contract price is considered probable. Revenue is earned under reimbursement of costs plus fees, fixed price, or time and material type contracts. Revenue is recognized when the contract has been approved by both parties, each entity can identify each’s party’s rights regarding goods and services to be transferred, the payment terms have been identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which it is entitled in exchange for the goods or services transferred.

Under the typical payment terms of our U.S. government contracts, the customer pays either performance-based payments or progress payments. Performance-based payments, which are typically used in the firm fixed price contracts, are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments, which are typically used in our cost-plus type contracts, are interim payments based on costs incurred as the work progresses. For our U.S. government cost-plus contracts, the customer generally pays during the performance period for 80%-90% of the actual costs incurred. Because the customer retains a small portion of the contract price until completion of the contract and audit of allowable costs, cost-plus type contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from customers are classified as receivables on the balance sheet, whereas amounts earned, but not yet billed to the Company’s customers due to timing, are classified as unbilled receivables on the balance sheet. We recognize a liability for performance-based payments paid in advance which are in excess of the revenue recognized and presents these amounts as contract liabilities on the balance sheet.

Effective October 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method, and implemented changes to its business processes, systems and controls to support revenue recognition and the related disclosures under this ASU. Under the modified retrospective approach, we applied the standards to new contracts and those that were not completed as of October 1, 2018. For those contracts not completed as of October 1, 2018, this method resulted in a cumulative adjustment to increase the Company’s retained earnings in the amount of $22,000.

This guidance has resulted in very few changes in revenue recognition for the standard contracts in both the Optics and the Innovation and Development segments. This new guidance may lead to recognition of certain revenue transactions sooner than in the past on contracts that require us to maintain stated inventory levels, as we have an enforceable right to payment for the required inventory, and on contracts such as engineering services and design and tooling transactions, as we have an enforceable right to payment for these performance obligations satisfied over time.

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

The Company generally performs its annual impairment testing of goodwill during the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company tests impairment at the reporting unit level using the two-step process. The Company’s primary reporting units tested for impairment are Radiation Monitoring Devices, which comprises our Innovation and Development segment, and Hilger Crystals, a component of our Optics segment.

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three-month periods ended December 31, 2018 or 2017.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of intangible and indefinite-lived assets, during the three months ended December 31, 2018.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the three months ended December 31, 2018.

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

Recent Accounting Pronouncements

See Note 2, "Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the adoption of ASC 2014-09, which provides for new requirements in regards to revenue recognition, as well as respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to develop a successful Xcede Patch and to fund that development, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of hemostatic patch, clinical results of Xcede’s programs which may not support further development, the ability of our RMD business unit to identify and pursue possible continued development opportunities for the Xcede patch, which is not assured, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 21, 2018, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018, we identified a material weakness in our internal control over financial reporting as of September 30, 2018. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are an integral part of disclosure controls and procedures. This material weakness, which is described in detail in our 2018 Annual Report on Form 10-K, can be summarized as relating to our controls over the revenue recognition process. Specifically, we lacked personnel with an appropriate level of knowledge, experience and training in contract review and management to provide reasonable assurance that revenue was being properly recorded in accordance with GAAP. Additionally, as our cost recognition system for contract revenue is a manual entry system, additional training and in-depth review for accuracy and completeness are required.

The measures that we have identified and implemented to address the material weakness are also discussed in detail in our 2018 Form 10-K. The Company believes that it has taken steps that it believes will remediate the previously identified material weakness. However, certain controls designed and implemented during the first quarter of the 2019 fiscal year to address the material weakness in the initial contract review and period-end financial reporting processes have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively. As a result, management has determined as of December 31, 2018 the control deficiency that existed in the prior year still exists, and, that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected. We expect the evaluation and testing of the steps previously taken to remediate the previously identified material weaknesses will continue throughout fiscal year 2019 in order to allow management sufficient basis to conclude that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As a result of our adoption of the new revenue standard (Topic 606), we implemented controls to ensure adequate evaluation of contracts and assessment of the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on October 1, 2018. There were not any significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed herein and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2018, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related To Dynasil’s Stock

If we cannot maintain our listing on The Nasdaq Capital Market, an active trading market for our common stock may not exist.

To maintain our listing on the Nasdaq Capital Market, we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, a $1.00 minimum bid price requirement.  On January 8, 2019, we received a deficiency letter from The Nasdaq Stock Market indicating that, based on our closing bid price for the preceding 30 consecutive business days, we did not comply with the $1.00 minimum bid price as set forth in Nasdaq Marketplace Rule 5550(a)(2).  Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from the date of the notice, or until July 8, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to July 8, 2019.  If we do not regain compliance by July 8, 2019, we may be eligible for an additional 180 day grace period if we can satisfy certain requirements for continued listing established by Nasdaq.  If the Nasdaq staff determines that we are not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting.  We would have the right to appeal a determination to delist our common stock, and our common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.  There can be no assurance that we will be successful in maintaining the listing of our common stock on The Nasdaq Capital Market.

ITEM 6 EXHIBITS

10.1	Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated November 27, 2018, filed as Exhibit 10.25 to Form 10-K filed on December 21, 2018 and incorporated herein by reference.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

99.1	Press release, dated February 13, 2019 issued by Dynasil Corporation of America announcing its financial results for the quarter ended December 31, 2018.

101	The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018, (ii) Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED:	February 13, 2019
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED:	February 13, 2019
Robert J. Bowdring,
Chief Financial Officer

