Form 10-Q
period 2019-03-31
DYNASIL CORP OF AMERICA
filed 2019-05-14
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange of which registered
Common stock	DYSL	Nasdaq Capital Market

As of May 7, 2019 there were 17,541,300 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$350,000	$2,327,000
Accounts receivable, net of allowances of $267,000 and $262,000 at March 31, 2019 and September 30, 2018, respectively	3,950,000	4,069,000
Unbilled receivables	2,553,000	1,214,000
Contract assets	19,000	1,000
Inventories, net of reserves	4,525,000	4,106,000
Prepaid expenses and other current assets	847,000	664,000
Total current assets	12,244,000	12,381,000

Property, Plant and Equipment, net	8,020,000	8,098,000

Other Assets
Intangibles, net	701,000	755,000
Deferred tax asset	4,198,000	4,333,000
Goodwill	5,900,000	5,900,000
Long term contract assets	26,000	7,000
Security deposits	53,000	58,000
Total other assets	10,878,000	11,053,000

Total Assets	$31,142,000	$31,532,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Equipment line of credit	$484,000	$-
Current portion of long-term debt	1,307,000	1,246,000
Capital lease obligations, current portion	33,000	40,000
Accounts payable	2,218,000	2,355,000
Contract liabilities	25,000	253,000
Accrued expenses and other liabilities	2,469,000	2,803,000
Total current liabilities	6,536,000	6,697,000

Long-term Liabilities
Long-term debt, net of current portion	1,660,000	2,075,000
Capital lease obligations, net of current portion	38,000	52,000
Deferred tax liability, net	205,000	205,000
Other long-term liabilities	180,000	175,000
Total long-term liabilities	2,083,000	2,507,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31,	September 30,
	2019	2018
	(Unaudited)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 18,301,216 and 18,152,074 shares issued, 17,491,056 and and 17,341,914 shares outstanding at March 31, 2019 and September 30, 2018, respectively.	9,000	9,000
Additional paid in capital	22,060,000	21,865,000
Accumulated other comprehensive income (loss)	(696,000)	(700,000)
Retained earnings	862,000	841,000
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	21,249,000	21,029,000
Noncontrolling interest	1,274,000	1,299,000
Total stockholders' equity	22,523,000	22,328,000

Total Liabilities and Stockholders' Equity	$31,142,000	$31,532,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenue	$11,532,000	$10,255,000	$21,560,000	$19,443,000
Cost of revenue	7,174,000	6,310,000	13,510,000	11,958,000
Gross profit	4,358,000	3,945,000	8,050,000	7,485,000
Operating expenses:
Sales and marketing	477,000	388,000	875,000	667,000
Research and development	147,000	215,000	324,000	524,000
General and administrative	3,410,000	3,262,000	6,652,000	6,418,000

Total operating expenses	4,034,000	3,865,000	7,851,000	7,609,000
Income (loss) from operations	324,000	80,000	199,000	(124,000)
Interest expense, net	46,000	45,000	88,000	88,000
Income (loss) before taxes	278,000	35,000	111,000	(212,000)
Income tax (benefit)	206,000	(1,255,000)	141,000	(595,000)
Net income (loss)	72,000	1,290,000	(30,000)	383,000
Less: Net loss attributable to noncontrolling interest	(4,000)	(33,000)	(13,000)	(108,000)
Net income (loss) attributable to common stockholders	$76,000	$1,323,000	$(17,000)	$491,000

Net income (loss)	$72,000	$1,290,000	$(30,000)	$383,000
Other comprehensive income (loss):
Foreign currency translation	145,000	222,000	4,000	257,000
Total comprehensive income (loss)	217,000	1,512,000	(26,000)	640,000
Less: comprehensive income (loss) attributable to noncontrolling interest	(4,000)	(33,000)	(13,000)	(108,000)
Total comprehensive income (loss) attributable to common stockholders	$221,000	$1,545,000	$(13,000)	$748,000

Basic net income (loss) per common share	$0.00	$0.08	$(0.00)	$0.03
Diluted net income (loss) per common share	$0.00	$0.08	$(0.00)	$0.03

Weighted average shares outstanding
Basic	17,433,249	17,133,468	17,379,113	17,090,530
Diluted	17,433,249	17,133,468	17,379,113	17,090,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Common Amount
Balance, beginning of period	$9,000	$9,000	$9,000	$9,000
Balance, end of period	9,000	9,000	9,000	9,000
Additional Paid-in Capital
Balance, beginning of period	21,946,000	21,499,000	21,865,000	21,406,000
Issuance of shares of common stock under employee stock purchase plan	4,000	4,000	9,000	8,000
Stock-based compensation costs	110,000	132,000	186,000	221,000
Balance, end of period	22,060,000	21,635,000	22,060,000	21,635,000
Other Comprehensive Income (Loss)
Balance, beginning of period	(841,000)	(504,000)	(700,000)	(539,000)
Foreign currency translation adjustment	145,000	222,000	4,000	257,000
Balance, end of period	(696,000)	(282,000)	(696,000)	(282,000)
Retained Earnings (Accumulated Deficit)
Balance, beginning of period	770,000	(1,751,000)	841,000	(919,000)
Impact of change in accounting policy	-	-	22,000	-
Xcede stock surrender of Series A Preferred	16,000	-	16,000	-
Net income (loss)	76,000	1,323,000	(17,000)	491,000
Balance, end of period	862,000	(428,000)	862,000	(428,000)
Treasury Stock
Balance, beginning of period	(986,000)	(986,000)	(986,000)	(986,000)
Balance, end of period	(986,000)	(986,000)	(986,000)	(986,000)
Noncontrolling Interest
Balance, beginning of period	1,292,000	1,383,000	1,299,000	1,454,000
Stock-based compensation costs	2,000	5,000	4,000	9,000
Xcede stock surrender of Series A Preferred	(16,000)	-	(16,000)	-
Net income (loss)	(4,000)	(33,000)	(13,000)	(108,000)
Balance, end of period	1,274,000	1,355,000	1,274,000	1,355,000
Total Stockholders' Equity	$22,523,000	$21,303,000	$22,523,000	$21,303,000

Common Shares
Number of shares, beginning of period	18,198,121	17,929,183	18,152,074	17,893,763
Issuance of shares of common stock under employee stock purchase plan	5,512	3,536	11,830	7,956
Stock-based compensation costs	97,583	76,152	137,312	107,152
Number of shares, end of period	18,301,216	18,008,871	18,301,216	18,008,871
Treasury Shares
Number of shares, beginning of period	810,160	810,160	810,160	810,160
Number of shares, end of period	810,160	810,160	810,160	810,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(30,000)	$383,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	190,000	230,000
Foreign exchange loss (gain)	8,000	(33,000)
Depreciation and amortization	693,000	610,000
Deferred income taxes	136,000	(710,000)
Non-cash R&D services	-	200,000
Other	14,000	50,000
Other changes in assets and liabilities:
Accounts receivable, net	120,000	(811,000)
Unbilled receivables	(1,299,000)	472,000
Contract assets	(37,000)	-
Inventories	(437,000)	(279,000)
Prepaid expenses and other assets	(180,000)	189,000
Accounts payable	(137,000)	(646,000)
Accrued expenses and other liabilities	(335,000)	123,000
Contract liabilities	(228,000)	(3,000)
Net cash from operating activities	(1,522,000)	(225,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(561,000)	(1,005,000)
Purchase of intangibles	-	(45,000)
Net cash from investing activities	(561,000)	(1,050,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,000	8,000
Principal payments on capital leases	(21,000)	(50,000)
Proceeds from (payments of) equipment line of credit, net	484,000	281,000
Proceeds from (payments of) bank and subordinated debt, net	(360,000)	(277,000)
Net cash from financing activities	113,000	(38,000)

Effect of exchange rates on cash and cash equivalents	(7,000)	28,000

Net change in cash and cash equivalents	(1,977,000)	(1,285,000)

Cash and cash equivalents, beginning	$2,327,000	$2,415,000
Cash and cash equivalents, ending	$350,000	$1,130,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$83,000	$77,000
Tax payments (refunds)	(5,000)	5,000
Non cash activities:
Xcede stock surrender of Series A Preferred	18,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2019, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2019 and 2018, changes in stockholders’ equity for the three and six months ended March 31, 2019 and 2018, and cash flows for the six months ended March 31, 2019 and 2018 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of March 31, 2019, Dynasil Biomedical owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The remaining 37% of Xcede’s stock is owned by others and is accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2019, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective transition method. Under the modified retrospective approach, the Company applied the standards to new contracts and those that were not completed as of October 1, 2018 which resulted in a cumulative adjustment to increase the retained earnings in the amount of $22,000. Prior periods will not be retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application in order to maintain comparability of the periods presented. The cumulative effect of the changes made to the October 1, 2018 unaudited consolidated balance sheet for the adoption of Topic 606 was as follows:

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

The Company receives payments from customers based on a billing schedule as established in our contracts. Contract asset relates to our conditional right to consideration for our completed performance under the contract. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. The Company recognized revenue in the amount of $137,000 during the three months ended March 31, 2019 and $252,000 during the six months ended March 31, 2019 for amounts included in the contract liability balance at September 30, 2018.

Under the new standard, most contracts in the Innovation and Development (formerly Contract Research) segment, which primarily provide contract research services, were not materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time. Contracts in the Optics segment generally provide for the following revenue sources: standard product sales, custom product development and sales, and non-recurring engineering contracts. Revenues for this segment are recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source. The change in revenue recognition for the Optics segment related to certain custom optics products and the related non-recurring engineering costs which changed from “point in time” to “over time” upon the adoption of Topic 606. This change will result in the recognition of revenue over time when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of September 30, 2018 recognized as an adjustment of $22,000 to opening retained earnings on October 1, 2018. The revenue for the standard products will be recognized using the "point in time" model of Topic 606, and the timing of such revenue recognition is not expected to differ materially from the historical revenue recognition. Other immaterial adjustments related to the Optics segment that are sometimes offered to customers include customer rights of return and volume discounts. The Company has elected the practical expedient that the Company will not be required to adjust promised amounts of consideration for the effects of a significant financing component if the transfer of promised goods or services will occur in one year or less.

The impact of the adoption of ASC 606 on the Company’s consolidated financial statements for the three and six months ended March 31, 2019 was immaterial as compared to what would have been reported under the previous guidance.

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

Contract revenue recognition is measured over time as the Company performs the work because of continuous transfer of knowledge and control to the customer. For U.S. government contracts which are typically subject to the Federal Acquisition Regulation ("FAR"), this continuous transfer of knowledge and control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for cost incurred plus a reasonable profit, and take control of any work in process. From time to time, as part of normal management processes, facts may change, causing revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and  by a commercial customer for which a purchase order has been received, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Innovation and Development segment unfulfilled performance obligations was $32.8 million at March 31, 2019. The Company expects to satisfy 46% of the performance obligations in fiscal year 2019, 41% in fiscal year 2020, and the remaining amount by fiscal year 2024. The approximate value of our Optics segment unfulfilled performance obligations was $3.2 million at March 31, 2019. The Company expects to satisfy 86% of the performance obligations in fiscal year 2019 and 14% in fiscal year 2020.

The Company disaggregates revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Optics	Innovation & Development	Total	Optics	Innovation & Development	Total
Total Revenue by Geographic Location
United States	$3,605,000	$5,168,000	$8,773,000	$6,880,000	$9,353,000	$16,233,000
Asia	858,000	7,000	865,000	1,773,000	22,000	1,795,000
Europe	1,701,000	12,000	1,713,000	3,186,000	51,000	3,237,000
Other	62,000	119,000	181,000	108,000	187,000	295,000
Total	$6,226,000	$5,306,000	$11,532,000	$11,947,000	$9,613,000	$21,560,000

Total Revenue by Contract Type
Firm-fixed price	$6,226,000	$605,000	$6,831,000	$11,947,000	$1,163,000	$13,110,000
Non-Firm Fixed price	-	4,701,000	4,701,000	-	8,450,000	8,450,000
Total	$6,226,000	$5,306,000	$11,532,000	$11,947,000	$9,613,000	$21,560,000

Total Revenue by Major Customer Type
U.S. government revenue	$-	$5,035,000	$5,035,000	$3,000	$9,216,000	$9,219,000
U.S. commercial revenue	3,605,000	132,000	3,737,000	6,877,000	137,000	7,014,000
Foreign commercial and other revenue	2,621,000	139,000	2,760,000	5,067,000	260,000	5,327,000
Total	$6,226,000	$5,306,000	$11,532,000	$11,947,000	$9,613,000	$21,560,000

Total Revenue by Major Products/Services
Optical components	$6,194,000	$-	$6,194,000	$11,833,000	$-	$11,833,000
Contract research	-	5,223,000	5,223,000	-	9,421,000	9,421,000
Other products and services	32,000	83,000	115,000	114,000	192,000	306,000
Total	$6,226,000	$5,306,000	$11,532,000	$11,947,000	$9,613,000	$21,560,000

Total Revenue by Timing of Recognition
Goods/services transferred over time	$508,000	$5,223,000	$5,731,000	$1,068,000	$9,421,000	$10,489,000
Goods transferred at a point in time	5,718,000	83,000	5,801,000	10,879,000	192,000	11,071,000
Total	$6,226,000	$5,306,000	$11,532,000	$11,947,000	$9,613,000	$21,560,000

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

Leases (Topic 842). In February 2016, the FASB issued ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU 2018-20 provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The guidance in ASU 2016-02 will become effective for the Company as of the beginning of the 2020 fiscal year. The Company has begun reviewing vendor relationships and assessing the impact of this ASU on its consolidated financial statements with the intention to adopt this ASU in fiscal year 2020.

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

Beginning at its inception and through November 2016, Xcede funded its pre-clinical research activities through the issuance of $5.2 million in the aggregate principal amount of convertible notes bearing interest at 5% (“the Notes”). In November of 2016, the Notes were converted into Series A convertible preferred stock of Xcede (“Series A Preferred”). Series A Preferred participants include both outside investors (accounted for as noncontrolling interest) and DBM. The outside investors converted $3.1 million of Notes and accrued interest into 3,055,551 shares of Series A Preferred. DBM converted the remaining $2.4 million of Notes and accrued interest into 2,338,569 shares of Series A Preferred.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock is entitled to one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of March 31, 2019, the liquidation value of the Series B Preferred would be approximately $1.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of March 31, 2019, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending CBI’s security interest. Additionally, Xcede and the Company’s RMD subsidiary have begun an investigation of possible continued development of the Xcede Patch, which includes seeking government funding of this development. In April 2019, RMD filed an application for a Phase I SBIR grant for $225,000, which is currently being reviewed. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to Xcede.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	March 31,	September 30,
	2019	2018
Raw Materials	$2,626,000	$2,362,000
Work-in-Process	930,000	890,000
Finished Goods	969,000	854,000
	$4,525,000	$4,106,000

Note 5 – Intangible Assets

Intangible assets at March 31, 2019 and September 30, 2018 consist of the following:

	Useful	Gross	Accumulated
March 31, 2019	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$719,000	$633,000	$86,000
Know How	15	512,000	367,000	145,000
Trade Names	Indefinite	273,000	-	273,000
Patents	20	223,000	26,000	197,000
Biomedical Technologies	5	260,000	260,000	-
		$1,987,000	$1,286,000	$701,000

	Useful	Gross	Accumulated
September 30, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$719,000	$601,000	$118,000
Know How	15	512,000	350,000	162,000
Trade Names	Indefinite	272,000	-	272,000
Patents	20	223,000	20,000	203,000
Biomedical Technologies	5	260,000	260,000	-
		$1,986,000	$1,231,000	$755,000

Amortization expense for the three months ended March 31, 2019 and 2018 was $27,000 and $28,000, respectively. Amortization expense for the six months ended March 31, 2019 and 2018 was $54,000 and $56,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2019 (6 months)	2020	2021	2022	2023	Thereafter	Total
Acquired Customer Base	$40,000	$46,000	$-	$-	$-	$-	$86,000
Know How	17,000	34,000	34,000	34,000	26,000	-	145,000
Patents	6,000	11,000	11,000	11,000	11,000	147,000	197,000
	$63,000	$91,000	$45,000	$45,000	$37,000	$147,000	$428,000

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the six months ended March 31, 2019 and 2018.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the six months ended March 31, 2019 and 2018.

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

For the three and six months ended March 31, 2019 and 2018, no common share equivalents related to stock options were included in the calculation of dilutive shares, as all of the 95,602 and 160,537 common stock options outstanding, respectively, had exercise prices above the applicable period’s average market price per share and the inclusion of common share equivalents would be anti-dilutive. Additionally, for the three and six months ended March 31, 2019 and 2018, 30,000 and 40,000 shares of restricted common stock were excluded from the calculation of dilutive shares, respectively, as the effect of their inclusion would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Weighted average shares outstanding
Basic	17,433,249	17,133,468
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	-
Dilutive Average Shares Outstanding	17,433,249	17,133,468

The computation of the weighted shares outstanding for the six months ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Weighted average shares outstanding
Basic	17,379,113	17,090,530
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	-
Dilutive Average Shares Outstanding	17,379,113	17,090,530

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

As of March 31, 2019, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock. No significant change in the Company’s position with respect to the ownership of Xcede’s stock occurred during the three months ended March 31, 2019.

Stock compensation expense for the three and six months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Stock Grants	$91,000	$91,000
Restricted Stock Grants	9,000	13,000
Option Grants	-	5,000
Employee Stock Purchase Plan	1,000	-
Subsidiary Option Grants	11,000	28,000
Total	$112,000	$137,000

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
Stock Grants	$142,000	$130,000
Restricted Stock Grants	24,000	26,000
Option Grants	-	17,000
Employee Stock Purchase Plan	2,000	1,000
Subsidiary Option Grants	22,000	56,000
Total	$190,000	$230,000

At March 31, 2019, there was approximately $32,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of approximately thirteen months.

Restricted Stock Grants

A summary of restricted stock activity for the six months ended March 31, 2019 is presented below:

Restricted Stock Activity for the Six Months ended March 31, 2019	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2018	60,000	$1.61

Granted	-	-
Vested	(30,000)	1.73
Cancelled	-	-
Nonvested and expected to vest at March 31, 2019	30,000	$1.48

Stock Option Grants

During the six months ended March 31, 2019, no Dynasil stock options were granted. A summary of stock option activity for the six months ended March 31, 2019 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2018	160,537	$2.01	0.93
Outstanding and exercisable at September 30, 2018	160,537	$2.01	0.93
Granted	-	-
Exercised	-	-
Cancelled	(64,935)	2.33
Balance at March 31, 2019	95,602	$1.80	0.84
Outstanding and exercisable at March 31, 2019	95,602	$1.80	0.84

Subsidiary Stock Option Grants

During the six months ended March 31, 2019, no Xcede stock options were granted. A summary of Xcede stock option activity for the six months ended March 31, 2019 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2018	1,300,956	$1.00	7.31
Outstanding and exercisable at September 30, 2018	1,229,685	1.00	7.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at March 31, 2019	1,300,956	1.00	6.60
Outstanding and exercisable at March 31, 2019	1,266,581	$1.00	6.60

At March 31, 2019, the Company’s Xcede joint venture had approximately $21,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a period of six months.

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

The Company’s segment information for the three months ended March 31, 2019 and 2018 is summarized below:

Results of Operations for the Three Months Ended March 31,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$6,226,000	$5,306,000	$-	$11,532,000
Gross profit	2,159,000	2,199,000	-	4,358,000
GM %	35%	41%	-	38%
Operating expenses	1,871,000	2,141,000	22,000	4,034,000
Operating income (loss)	288,000	58,000	(22,000)	324,000

Depreciation and amortization	292,000	60,000	3,000	355,000
Capital expenditures	313,000	47,000	-	360,000

Intangibles, net	358,000	145,000	198,000	701,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$21,482,000	$9,456,000	$204,000	$31,142,000

Results of Operations for the Three Months Ended March 31,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$5,910,000	$4,345,000	$-	$10,255,000
Gross profit	2,050,000	1,895,000	-	3,945,000
GM %	35%	44%	-	38%
Operating expenses	1,858,000	1,813,000	194,000	3,865,000
Operating income (loss)	192,000	82,000	(194,000)	80,000

Depreciation and amortization	247,000	61,000	3,000	311,000
Capital expenditures	339,000	58,000	29,000	426,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

*Formerly Contract Research

The Company’s segment information for the six months ended March 31, 2019 and 2018 is summarized below:

Results of Operations for the Six Months Ended March 31,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$11,947,000	$9,613,000	$-	$21,560,000
Gross profit	4,009,000	4,041,000	-	8,050,000
GM %	34%	42%	-	37%
Operating expenses	3,756,000	4,020,000	75,000	7,851,000
Operating income (loss)	253,000	21,000	(75,000)	199,000

Depreciation and amortization	566,000	120,000	7,000	693,000
Capital expenditures	497,000	64,000	-	561,000

Intangibles, net	358,000	145,000	198,000	701,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$21,482,000	$9,456,000	$204,000	$31,142,000

Results of Operations for the Six Months Ended March 31,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$10,853,000	$8,590,000	$-	$19,443,000
Gross profit	3,740,000	3,745,000	-	7,485,000
GM %	34%	44%	-	38%
Operating expenses	3,433,000	3,537,000	639,000	7,609,000
Operating income (loss)	307,000	208,000	(639,000)	(124,000)

Depreciation and amortization	477,000	126,000	7,000	610,000
Capital expenditures	928,000	77,000	45,000	1,050,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

*Formerly Contract Research

Customer Financial Information

For three and six months ended March 31, 2019, one customer in the Optics segment represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2018, no customer in the Optics segment represented more than 10% of the total segment revenue.

For the three and six months ended March 31, 2019, three customers of the Innovation and Development segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three and six months ended March 31, 2018, four customers of the Innovation and Development segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,773,000	76%	$8,129,000	79%
Asia	865,000	7%	671,000	7%
Europe	1,713,000	15%	1,365,000	13%
Other	181,000	2%	90,000	1%
	$11,532,000	100%	$10,255,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the six months ended March 31, 2019 and 2018 are as follows:

	Six Months Ended		Six Months Ended
	March 31, 2019		March 31, 2018
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$16,233,000	75%	$15,481,000	80%
Asia	1,795,000	8%	1,193,000	6%
Europe	3,237,000	15%	2,633,000	13%
Other	295,000	2%	136,000	1%
	$21,560,000	100%	$19,443,000	100%

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

As a result of Xcede’s decision to halt clinical trial preparations and curtail operations to a minimal level while the Board of Directors of Xcede evaluates alternative avenues to develop the Xcede Patch, following the July 2018 notice of termination from Cook Biotech Inc. (“CBI”) claiming that the results of a recent animal study showed that it is not commercially reasonable, in CBI’s assessment, to continue to the next development phase of the Xcede Patch, the Company has concluded that it is more likely than not that the deferred tax assets associated with the Company’s unitary state filings will be realized based on future profit for the group and thus has reversed the related valuation allowance on the Company’s NOLs of approximately $0.6 million. In addition, the Company conducted a research and experimentation study which released the tax valuation allowance and increased deferred tax assets by $0.6 million. The reversal resulted in an income tax benefit of approximately $1.2 million recorded during the year ended September 30, 2018.

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of March 31, 2019 and September 30, 2018, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of March 31, 2019 and September 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

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

The effective tax rates were 74% and (3,586%) for the three months ended March 31, 2019 and 2018, respectively. The effective tax rates were 127% and 281% for the six months ended March 31, 2019 and 2018, respectively. The effective tax rates for the three and six months ended March 31, 2019 were a result of the anticipated non-deductible transaction costs resulting from the Board of Directors’ plan to cease the registration of the Company’s common stock under federal securities laws (see Note 12 - Subsequent Events). The effective tax rate for the six months ended March 31, 2018 was a result of the 2017 Tax Act. The effective tax rate excluding the impact of the 2017 Tax Act was (16%) for the six months ended March 31, 2018.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2013 are still subject to examination.

Note 12 – Subsequent Events

On April 30, 2019, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $484,000, which was outstanding on March 31, 2019, into a five year term note with an interest rate of 5.17%. Additionally, on May 1, 2019, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2020, at which time the outstanding balance will be converted into a five year term note.

On May 2, 2019, the Company announced that a Special Committee of the Company’s Board of Directors comprised of three independent directors has recommended, and its Board of Directors has approved, a plan to cease the registration of the Company’s common stock under federal securities laws following the completion of a proposed reverse stock split transaction and to delist its shares of common stock from trading on the Nasdaq Capital Market. It is expected that this plan would be effectuated in the late summer 2019, subject to Dynasil’s stockholders approving the proposed reverse stock split at a Special Meeting of Stockholders, as described below.

Dynasil is taking these steps to avoid the substantial cost and expense of being a public reporting company and to focus the Company's resources on enhancing long-term stockholder value. The Company anticipates savings exceeding $900,000 on an annual basis as a result of the proposed deregistration and delisting transaction.

The proposed reverse stock split is a 1-for-8,000 split, in which holders of less than 8,000 shares of the Company’s common stock would be cashed out at a price of $1.15 per share for their pre-split number of shares. Such price represents a premium above the common stock’s closing price on May 1, 2019 and is supported by a fairness opinion by Mirus Capital Advisors Inc., whom the Special Committee engaged for such purpose. Stockholders owning 8,000 or more shares of the Company’s common stock prior to the reverse stock split would remain stockholders in Dynasil, which would no longer be encumbered by the expenses and distraction of a public reporting company. The number of shares they would own following the proposed transaction would be unchanged, as immediately after the reverse stock split a forward split of 8,000-for-1 would be applied to the continuing stockholders, negating any effects to them. Dynasil estimates that approximately 1.4 million shares (or less than 8% of the shares of its common stock currently outstanding) would be cashed out in the proposed transaction and the aggregate cost to the Company of the proposed transaction would be approximately $1.6 million, plus transaction expenses, which are estimated to be approximately $650,000. Dynasil intends to fund such costs using cash-on-hand and borrowings available under its existing credit facilities.

Dynasil’s Board of Directors has determined the proposed transaction is in the best interests of all of the Company’s stockholders. Dynasil currently realizes none of the traditional benefits of public company status, yet incurs all of the significant annual expenses and indirect costs associated with being a public company. Without its public company status, Dynasil would have an ongoing cost structure befitting its current and foreseeable scale of operations and its management would be able to have an increased focus on core operations.

Subject to regulatory clearance of the Company’s proxy statement to be filed relating to the proposed stock splits and stockholder approval thereof, it is anticipated that the proposed transaction would become effective shortly after the Special Meeting of Stockholders, which is expected to be held this summer 2019. Approval of the proposed transaction requires the affirmative vote of a majority of the shares cast (represented in person or by proxy) and entitled to vote at the Special Meeting. As of the date hereof, the Company’s directors and executive officers own approximately 37% of the Company’s currently issued and outstanding shares and are expected to vote “FOR” the transaction.

Promptly after the Special Meeting, the Company expects to terminate the registration of its common stock with the SEC and de-list its common stock from the Nasdaq Capital Market. As a result, at such time, (i) the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders would cease to receive annual reports and proxy statements, and (ii) the Company’s common stock would no longer be listed on the Nasdaq Capital Market.

The Board reserves the right to change the ratio of the reverse stock split to the extent they believe it is necessary or desirable in order to accomplish the goal of staying below 300 record holders. They may also abandon the proposed reverse stock split at any time prior to the completion of the proposed transaction if they believe that the proposed transaction is no longer in the best interests of the Company or its stockholders.

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

General Business Overview

Operations

Consolidated revenue for the quarter ended March 31, 2019 was $11.5 million, compared to revenue of $10.3 million for the second quarter of fiscal year 2018. This $1.2 million or 12% increase resulted from a 5% increase in Optics segment revenue and a 22% increase in Innovations and Development segment revenue.

Gross profit for the quarter ended March 31, 2019 was $4.4 million, or 38% of revenue, as compared to the gross profit of $3.9 million, or 38% of revenue for the quarter ended March 31, 2018.

Total operating expenses were $4.0 million for the three-month period ended March 31, 2019, a 3% increase over the $3.9 million in operating expenses for the three months ended March 31, 2018. The increase was attributable to promotional activities from our new marketing team along with higher patent and recruiting expenses. The operating expenses in our Biomedical segment decreased by $0.2 million over the same period last year. In the first two quarters of fiscal year 2018, our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”), was preparing for clinical trials. As described below, these activities have since been suspended due to a notice of termination Xcede received from Cook Biotech, Inc. (“CBI”) in July 2018, in which CBI asserted its termination rights under the Note Agreement and Development Agreement between Xcede and CBI, claiming that in CBI’s assessment it is not commercially reasonable to continue to the next development phase of Xcede’s hemostatic patch.

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending CBI's security interest. Additionally, the Company’s RMD subsidiary and Xcede have begun an investigation of the possible continued development of the Xcede Patch, which includes seeking government funding of this development. In April 2019, Xcede filed an application for a government grant seeking $225,000, which is currently being reviewed. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to Xcede. Without such funding, the Board of Directors of Xcede may be required to cease all operations of Xcede. In the event that such a determination were to be made by the Xcede Board of Directors in the future, the Company expects that it would be required to account for Xcede at such time as discontinued operations in accordance with ASC 205-20 and would recognize a non-cash gain based on the losses absorbed by the Company in excess of their actual ownership percentage. This potential gain will have no impact on the Company’s cash position when and if it is recognized or in the future.

Income from operations for the quarter ended March 31, 2019 was $0.3 million, compared with $0.1 million for the quarter ended March 31, 2018.

The provision for income taxes for the second quarter of 2019 was approximately $0.2 million, as compared to a benefit of $1.3 million for the second quarter of fiscal year 2018. The second quarter 2018 provision was primarily the result of the estimate of the PATH 2015 R&E Tax Credit for the years 2012 thru 2016 that the Company was in the process of conducting in fiscal year 2018.

Net income attributable to common stockholders was essentially breakeven, or $0.00 per share, as compared to $1.3 million, or $0.08 per share for the quarters ended March 31, 2019 and 2018, respectively, largely as a result of the income tax event in the fiscal year 2018.

Recent Business Developments

On May 2, 2019, the Company announced that a Special Committee of the Company’s Board of Directors comprised of three independent directors has recommended, and its Board of Directors has approved, a plan to cease the registration of the Company’s common stock under federal securities laws following the completion of a proposed reverse stock split transaction and to delist its shares of common stock from trading on the Nasdaq Capital Market. It is expected that this plan would be effectuated in the late summer 2019, subject to Dynasil’s stockholders approving the proposed reverse stock split at a Special Meeting of Stockholders, as described below.

Dynasil is taking these steps to avoid the substantial cost and expense of being a public reporting company and to focus the Company's resources on enhancing long-term stockholder value. The Company anticipates savings exceeding $900,000 on an annual basis as a result of the proposed deregistration and delisting transaction.

The proposed reverse stock split is a 1-for-8,000 split, in which holders of less than 8,000 shares of the Company’s common stock would be cashed out at a price of $1.15 per share for their pre-split number of shares. Such price represents a premium above the common stock’s closing price on May 1, 2019 and is supported by a fairness opinion by Mirus Capital Advisors Inc., whom the Special Committee engaged for such purpose. Stockholders owning 8,000 or more shares of the Company’s common stock prior to the reverse stock split would remain stockholders in Dynasil, which would no longer be encumbered by the expenses and distraction of a public reporting company. The number of shares they would own following the proposed transaction would be unchanged, as immediately after the reverse stock split a forward split of 8,000-for-1 would be applied to the continuing stockholders, negating any effects to them. Dynasil estimates that approximately 1.4 million shares (or less than 8% of the shares of its common stock currently outstanding) would be cashed out in the proposed transaction and the aggregate cost to the Company of the proposed transaction would be approximately $1.6 million, plus transaction expenses, which are estimated to be approximately $650,000. Dynasil intends to fund such costs using cash-on-hand and borrowings available under its existing credit facilities.

Dynasil’s Board of Directors has determined the proposed transaction is in the best interests of all of the Company’s stockholders. Dynasil currently realizes none of the traditional benefits of public company status, yet incurs all of the significant annual expenses and indirect costs associated with being a public company. Without its public company status, Dynasil would have an ongoing cost structure befitting its current and foreseeable scale of operations and its management would be able to have an increased focus on core operations.

Subject to regulatory clearance of the Company’s proxy statement to be filed relating to the proposed stock splits and stockholder approval thereof, it is anticipated that the proposed transaction would become effective shortly after the Special Meeting of Stockholders, which is expected to be held this summer 2019. Approval of the proposed transaction requires the affirmative vote of a majority of the shares cast (represented in person or by proxy) and entitled to vote at the Special Meeting. As of the date hereof, the Company’s directors and executive officers own approximately 38% of the Company’s currently issued and outstanding shares and are expected to vote “FOR” the transaction.

Promptly after the Special Meeting, the Company expects to terminate the registration of its common stock with the SEC and de-list its common stock from the Nasdaq Capital Market. As a result, at such time, (i) the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders would cease to receive annual reports and proxy statements, and (ii) the Company’s common stock would no longer be listed on the Nasdaq Capital Market.

The Board reserves the right to change the ratio of the reverse stock split to the extent they believe it is necessary or desirable in order to accomplish the goal of staying below 300 record holders. They may also abandon the proposed reverse stock split at any time prior to the completion of the proposed transaction if they believe that the proposed transaction is no longer in the best interests of the Company or its stockholders.

Results of Operations

Results of Operations for the Three Months Ended March 31,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$6,226,000	$5,306,000	$-	$11,532,000
Gross profit	2,159,000	2,199,000	-	4,358,000
GM %	35%	41%	-	38%
Operating expenses	1,871,000	2,141,000	22,000	4,034,000
Operating income (loss)	288,000	58,000	(22,000)	324,000

Depreciation and amortization	292,000	60,000	3,000	355,000
Capital expenditures	313,000	47,000	-	360,000

Intangibles, net	358,000	145,000	198,000	701,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$21,482,000	$9,456,000	$204,000	$31,142,000

Results of Operations for the Three Months Ended March 31,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$5,910,000	$4,345,000	$-	$10,255,000
Gross profit	2,050,000	1,895,000	-	3,945,000
GM %	35%	44%	-	38%
Operating expenses	1,858,000	1,813,000	194,000	3,865,000
Operating income (loss)	192,000	82,000	(194,000)	80,000

Depreciation and amortization	247,000	61,000	3,000	311,000
Capital expenditures	339,000	58,000	29,000	426,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

*Formerly Contract Research

Consolidated revenue for the quarter ended March 31, 2019, was $11.5 million, a 12% increase as compared with revenue of $10.3 million for the quarter ended March 31, 2018.

Optics segment revenue increased $0.3 million, or 5%, for the three months ended March 31, 2019 compared with the same period in the prior year, primarily as a result of revenue growth in three of the four operating units in this segment. The growth in this quarter is largely the result of increased orders from a few of our large key customers.

Innovation and Development segment revenue increased by $1.0 million or 22% to $5.3 million for the second quarter of fiscal year 2019, as compared with the same period in the prior year due to an increase in funded research contract awards. The research backlog for the Innovation and Development segment remains strong at $32.8 million at March 31, 2019.

The Biomedical segment has no revenue as it is currently exploring development options for Xcede’s tissue sealant technology.

Cost of revenue for the quarter ended March 31, 2019 was 62%, or $7.2 million, as compared to 62% or $6.3 million for the quarter ended March 31, 2018.

Gross profit for the three months ended March 31, 2019 was $4.4 million, compared to $3.9 million, for the three months ended March 31, 2018. The gross profit as a percent of revenue for the second quarter in both 2019 and 2018 was 38%. The gross profit for the Optics segment was $2.2 million for the quarter ended March 31, 2019, compared to $2.0 million, for the quarter ended March 31, 2018. The gross profit as a percent of revenue for the Optics segment was 35% in both the second quarter of 2019 and 2018. The Innovation and Development segment gross profit increased to $2.2 million, as compared to $1.9 million in the same period in fiscal year 2018, as a result of actively working on an increased number of contract research projects in 2019. Gross profit as a percent of revenue decreased in the second quarter of 2019 by 3% as compared to 2018 due to fewer commercial product sales in 2019 which have higher margins than contract research sales.

The Biomedical segment, through Xcede, is engaged in exploring development options for a tissue sealant technology which has not been approved for commercial use, and consequently it has no gross profit.

Total operating expenses increased to $4.0 million for the three months ended March 31, 2019 from $3.9 million for the same quarter in fiscal year 2018. Operating expenses for the Optics segment remained essentially the same in the second quarter year over year. Innovation and Development segment expenses increased to $2.1 million in the second quarter of fiscal year 2019, as compared to $1.8 million in the second quarter of fiscal year 2018, as a result of increases in patent and hiring costs. Biomedical segment expenses decreased by $0.2 million in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the cessation of work on its preparations for first-in-human clinical trials.

As a result of the items discussed above, income from operations for the three months ended March 31, 2019 was $0.3 million compared to of $0.1 million for the same period in fiscal year 2018.

Net interest expense was essentially the same in both the three month periods ended March 31, 2019 and 2018.

The provision for income taxes for the second quarter of 2019 was approximately $0.2 million, as compared to a benefit of $1.3 million for the second quarter of fiscal year 2018. The second quarter 2018 provision was primarily the result of the estimate of the PATH 2015 R&E Tax Credit for the years 2012 thru 2016 that the Company was in the process of conducting in fiscal year 2018.

Net income for the three months ended March 31, 2019 was essentially breakeven, or $0.00 in basic earnings per share, as compared to $1.3 million, or $0.08 in basic earnings per share, for the quarter ended March 31, 2018.

Results of Operations – Year to Date

Results of Operations for the Six Months Ended March 31,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$11,947,000	$9,613,000	$-	$21,560,000
Gross profit	4,009,000	4,041,000	-	8,050,000
GM %	34%	42%	-	37%
Operating expenses	3,756,000	4,020,000	75,000	7,851,000
Operating income (loss)	253,000	21,000	(75,000)	199,000

Depreciation and amortization	566,000	120,000	7,000	693,000
Capital expenditures	497,000	64,000	-	561,000

Intangibles, net	358,000	145,000	198,000	701,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$21,482,000	$9,456,000	$204,000	$31,142,000

Results of Operations for the Six Months Ended March 31,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$10,853,000	$8,590,000	$-	$19,443,000
Gross profit	3,740,000	3,745,000	-	7,485,000
GM %	34%	44%	-	38%
Operating expenses	3,433,000	3,537,000	639,000	7,609,000
Operating income (loss)	307,000	208,000	(639,000)	(124,000)

Depreciation and amortization	477,000	126,000	7,000	610,000
Capital expenditures	928,000	77,000	45,000	1,050,000

Intangibles, net	455,000	179,000	363,000	997,000
Goodwill	1,070,000	4,939,000	-	6,009,000
Total assets	$20,903,000	$8,028,000	$586,000	$29,517,000

*Formerly Contract Research

Revenue for the six months ended March 31, 2019 increased 11% to $21.6 million, a $2.2 million increase over the six months ended March 31, 2018.

Optics segment revenue increased $1.1 million, or 10%, for the six months ended March 31, 2019, compared with the same period in the prior year, primarily as a result of revenue growth in three of the four operating units in this segment. Our Optics segment revenue showed increased orders from a number of our larger established customers.

Revenue from our Innovation and Development segment increased $1.0 million, or 12%, for the six months ended March 31, 2019 as compared to the same period in 2018, primarily due to increased orders from some of our key government customers, partially offset by a delay in our commercial product orders.

The Biomedical segment had no revenue in either the six months ended March 31, 2019 or 2018.

Gross profit for the six months ended March 31, 2019 was $8.1 million, or 37% of sales, compared to $7.5 million, or 38% of sales for the six months ended March 31, 2018. The $0.6 gross profit increase was attributed to the higher revenue generated in the first six months.

Gross profit for the Optics segment increased approximately $0.3 million to $4.0 million for the six months ended March 31, 2019, compared to the gross profit for the same period in fiscal year 2018, primarily as a result of the increase in revenues in the first six months of fiscal 2019 as compared to the same period in 2018.

Gross profit for the Innovation and Development segment increased by approximately $0.3 million to $4.0 million for the six months ended March 31, 2019, compared to the six months ended March 31, 2018, largely due to the increased revenue year over year.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased $0.3 million to $7.9 million for the six months ended March 31, 2019, as compared to the total operating expenses of $7.6 million for the six months ended March 31, 2018. This increase was spread fairly consistently across the organization as we have added and upgraded resources in 2019, compared to 2018, as we work on new initiatives.

Income (loss) from operations was $0.2 for the six months ended March 31, 2019 and ($0.1) for the same six month period in 2018.

Net interest expense for both the six month periods ended March 31, 2019 and 2018 was $0.1 million.

The provision for income taxes for the first six months of 2019 was a $0.1 million as compared to a benefit of $0.6 million for the same period in fiscal year 2018. The 2018 provision was the result of the $1.3 million PATH 2015 R&E Tax Credit estimate for the years 2012 thru 2016 that was recognized in the second quarter of 2018, offset by the result of the 2017 Tax Act, in which we estimated the rate reduction impact to be $0.5 million, the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.1 million and the first quarter earnings provision of $0.1 million.

Net income attributable to common stockholders for the six months ended March 31, 2019 was essentially breakeven or ($0.00) basic earnings per share, compared to net income of $0.5 million or $0.03 basic earnings per share for the six months ended March 31, 2018.

Liquidity and Capital Resources

Net cash as of March 31, 2019 was $0.4 million, or approximately $1.9 million less than net cash of $2.3 million at September 30, 2018.

As of March 31, 2019, the Company was in full compliance with all of its bank covenants. The Company has $4.0 million of available cash under its Middlesex Savings Bank line of credit based on its collateral calculations as of March 31, 2019. Management believes that its cash on hand, together with availability under its line of credit, are adequate to meet the Company’s current liquidity requirements for the next twelve months.

On November 27, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”) to reinstate the interest-only payment requirements of the loan and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021. On March 31, 2019, approximately $865,000 in principal was outstanding on the MCRC loan.

On April 30, 2019, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $484,000, which was outstanding on March 31, 2019, into a five year term note with an interest rate of 5.17%. Additionally, on May 1, 2019, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2020, at which time the outstanding balance will be converted into a five year term note.

On March 31, 2019, Xcede had $0.5 million of outstanding indebtedness owed to CBI. The note was recorded at fair value at issuance net of unamortized discount based on an imputed interest rate of 5.4%. On July 20, 2018, Xcede received a notice of termination from CBI, which included CBI’s assertion that the foregoing study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Note Agreement and cancelled the remaining availability under the Note Agreement. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. The Company carries the promissory note in short-term debt. Upon termination of the CBI agreements, research and development expense of $35,000 was recorded to accrete the note to face value. See Note 3 – Xcede Technologies, Inc. Joint Venture.

Cash From Operating Activities

In total, operating activities used cash of $1.5 million for the six months ended March 31, 2019. Approximately $0.4 million of cash was used for inventory increases to ensure the proper supply of material is available to meet customer demand and $0.5 million was used to pay down year end accrued expenses and accounts payable. In addition, unbilled receivables increased and contract liabilities decreased, which used approximately $1.5 million of cash along with an increase in prepaid expenses of $0.1 million. The decreases in cash were offset by net income, net of non-cash items of approximately $1.0 million.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.6 million for the purchase of property, plant, and equipment for the six months ended March 31, 2019.

Total outstanding bank debt as of March 31, 2019 increased approximately $0.2 million to $3.5 million from $3.3 million at September 30, 2018. The net cash increase from financing activities during the six months ended March 31, 2019 was approximately $0.1 million as a result of $0.4 million in principal payments to Middlesex Savings Bank, offset by approximately $0.5 million in financing from the new Middlesex Savings Bank equipment line of credit.

Critical Accounting Policies and Estimates

During the six months ended March 31, 2019, we adopted ASU 2014-09, which provides for new requirements in regards to revenue recognition. See Note 2 – Recent Accounting Pronouncements for further details. Aside from the adoption of ASU 2014-09, there been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2018. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the six-month periods ended March 31, 2019 or 2018.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of intangible and indefinite-lived assets, during the six months ended March 31, 2019.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the six months ended March 31, 2019.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to develop a successful Xcede Patch and to fund that development, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures, the strength of our intellectual property portfolio, perceived benefits and costs of the proposed stock split transaction, the number of shares of the Company’s common stock that are expected to be cashed out in the such transaction and the timing and stockholder approval of such transaction.. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of hemostatic patch, clinical results of Xcede’s programs which may not support further development, the ability of our RMD business unit to identify and pursue possible continued development opportunities for the Xcede patch, which is not assured, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, seasonality, the many variables that may impact the Company’s projected cost savings, variables and risks related to consummation of the proposed stock split transaction, SEC regulatory review of the Company’s filings related to the such transaction, and the continuing determination of the Board of Directors and Special Committee that such transaction is in the best interests of all stockholders. as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 21, 2018, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

The measures that we have identified and implemented to address the material weakness are also discussed in detail in our 2018 Form 10-K. The Company believes that it has taken steps that it believes will remediate the previously identified material weakness. However, certain controls designed and implemented during the second quarter of the 2019 fiscal year to address the material weakness in the initial contract review and period-end financial reporting processes have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively. As a result, management has determined as of March 31, 2019 the control deficiency that existed in the prior year still exists, and, that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected. We expect the evaluation and testing of the steps previously taken to remediate the previously identified material weaknesses will continue throughout fiscal year 2019 in order to allow management sufficient basis to conclude that the controls are operating effectively.

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

Risks Related To Dynasil’s Stock

Subject to stockholder approval, the board of directors of the Company has approved a plan to effectuate a reverse/forward stock split to reduce the number of record holders of the Common Stock and terminate the registration of the Common Stock under the Exchange Act.

If the proposed reverse/forward stock split is effected, the Company intends to terminate the registration of the Common Stock under the Exchange Act. Following deregistration, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors. In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in the Common Stock with the SEC. In addition, the Company’s executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of the Common Stock will no longer be required to report their beneficial ownership under the Exchange Act. In addition, following the effective time of the reverse/forward stock split, the Company plans to delist its common stock from the Nasdaq Stock Market. Any trading in our common stock after the deregistration and delisting would only occur in privately negotiated sales or potentially on the OTC Pink Market, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity will make trading in our shares of common stock more difficult, which may cause the value of our common stock to decrease.

The Company will file a preliminary proxy statement that includes important information regarding the proposed reverse/forward stock split. A definitive proxy statement will be filed with the Securities and Exchange Commission and mailed to stockholders at least 20 calendar days prior to the special stockholders meeting at which the proposed transaction will be voted on. Stockholders are urged to read the definitive proxy statement carefully.

ITEM 6       EXHIBITS

10.01	Equipment Line of Credit Term Note between the Company and Middlesex Savings Bank, dated April 30, 2019 and filed herewith.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

99.1	Press release, dated May 14, 2019 issued by Dynasil Corporation of America announcing its financial results for the quarter ended March 31, 2019.

101	The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED:	May 14, 2019
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED:	May 14, 2019
Robert J. Bowdring,
Chief Financial Officer

