Form 10-Q
period 2019-06-30
DYNASIL CORP OF AMERICA
filed 2019-08-13
CIK 30831

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 7, 2019 there were 17,618,173 shares of common stock, par value $.0005 per share, outstanding.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$519,000	$2,327,000
Accounts receivable, net of allowances of $274,000 and $262,000 at June 30, 2019 and September 30, 2018, respectively	5,347,000	4,069,000
Unbilled receivables	2,422,000	1,214,000
Contract assets	62,000	1,000
Inventories, net of reserves	4,544,000	4,106,000
Prepaid expenses and other current assets	717,000	664,000
Total current assets	13,611,000	12,381,000

Property, Plant and Equipment, net	7,762,000	8,098,000

Other Assets
Intangibles, net	665,000	755,000
Deferred tax asset	4,128,000	4,333,000
Goodwill	5,864,000	5,900,000
Long term contract assets	7,000	7,000
Security deposits	53,000	58,000
Total other assets	10,717,000	11,053,000

Total Assets	$32,090,000	$31,532,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of credit	$961,000	$-
Current portion of long-term debt	1,431,000	1,246,000
Capital lease obligations, current portion	33,000	40,000
Accounts payable	2,544,000	2,355,000
Contract liabilities	33,000	253,000
Accrued expenses and other liabilities	2,667,000	2,803,000
Total current liabilities	7,669,000	6,697,000

Long-term Liabilities
Long-term debt, net of current portion	1,797,000	2,075,000
Capital lease obligations, net of current portion	30,000	52,000
Deferred tax liability, net	200,000	205,000
Other long-term liabilities	181,000	175,000
Total long-term liabilities	2,208,000	2,507,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	June 30,	September 30,
	2019	2018
	(Unaudited)
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 18,377,083 and 18,152,074 shares issued, 17,566,923 and and 17,341,914 shares outstanding at June 30, 2019 and September 30, 2018, respectively.	9,000	9,000
Additional paid in capital	22,153,000	21,865,000
Accumulated other comprehensive income (loss)	(832,000)	(700,000)
Retained earnings	599,000	841,000
Less 810,160 shares of treasury stock - at cost	(986,000)	(986,000)
Total Dynasil stockholders' equity	20,943,000	21,029,000
Noncontrolling interest	1,270,000	1,299,000
Total stockholders' equity	22,213,000	22,328,000

Total Liabilities and Stockholders' Equity	$32,090,000	$31,532,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$11,090,000	$10,542,000	$32,650,000	$29,985,000
Cost of revenue	6,984,000	6,367,000	20,494,000	18,326,000
Gross profit	4,106,000	4,175,000	12,156,000	11,659,000
Operating expenses:
Sales and marketing	425,000	288,000	1,300,000	955,000
Research and development	162,000	177,000	486,000	701,000
General and administrative	3,665,000	3,100,000	10,317,000	9,519,000

Total operating expenses	4,252,000	3,565,000	12,103,000	11,175,000
Income (loss) from operations	(146,000)	610,000	53,000	484,000
Interest expense, net	56,000	44,000	144,000	132,000
Income (loss) before taxes	(202,000)	566,000	(91,000)	352,000
Income tax (benefit)	66,000	190,000	207,000	(404,000)
Net income (loss)	(268,000)	376,000	(298,000)	756,000
Less: Net loss attributable to noncontrolling interest	(5,000)	(15,000)	(18,000)	(124,000)
Net income (loss) attributable to common stockholders	$(263,000)	$391,000	$(280,000)	$880,000

Net income (loss)	$(268,000)	$376,000	$(298,000)	$756,000
Other comprehensive income (loss):
Foreign currency translation	(136,000)	(384,000)	(132,000)	(127,000)
Total comprehensive income (loss)	(404,000)	(8,000)	(430,000)	629,000
Less: comprehensive income (loss) attributable to noncontrolling interest	(5,000)	(15,000)	(18,000)	(124,000)
Total comprehensive income (loss) attributable to common stockholders	$(399,000)	$7,000	$(412,000)	$753,000

Basic net income (loss) per common share	$(0.02)	$0.02	$(0.02)	$0.05
Diluted net income (loss) per common share	$(0.02)	$0.02	$(0.02)	$0.05

Weighted average shares outstanding
Basic	17,522,644	17,203,965	17,426,316	17,127,834
Diluted	17,522,644	17,221,199	17,426,316	17,147,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common Amount
Balance, beginning of period	$9,000	$9,000	$9,000	$9,000
Balance, end of period	9,000	9,000	9,000	9,000
Additional Paid-in Capital
Balance, beginning of period	22,060,000	21,635,000	21,865,000	21,406,000
Issuance of shares of common stock under employee stock purchase plan	4,000	5,000	14,000	13,000
Stock-based compensation costs	89,000	116,000	274,000	337,000
Balance, end of period	22,153,000	21,756,000	22,153,000	21,756,000
Other Comprehensive Income (Loss)
Balance, beginning of period	(696,000)	(282,000)	(700,000)	(539,000)
Foreign currency translation adjustment	(136,000)	(384,000)	(132,000)	(127,000)
Balance, end of period	(832,000)	(666,000)	(832,000)	(666,000)
Retained Earnings (Accumulated Deficit)
Balance, beginning of period	862,000	(430,000)	841,000	(919,000)
Impact of change in accounting policy	-	-	22,000	-
Xcede stock surrender of Series A Preferred	-	-	16,000	-
Net income (loss)	(263,000)	391,000	(280,000)	880,000
Balance, end of period	599,000	(39,000)	599,000	(39,000)
Treasury Stock
Balance, beginning of period	(986,000)	(986,000)	(986,000)	(986,000)
Balance, end of period	(986,000)	(986,000)	(986,000)	(986,000)
Noncontrolling Interest
Balance, beginning of period	1,274,000	1,355,000	1,299,000	1,454,000
Stock-based compensation costs	1,000	4,000	5,000	14,000
Xcede stock surrender of Series A Preferred	-	-	(16,000)	-
Net income (loss)	(5,000)	(15,000)	(18,000)	(124,000)
Balance, end of period	1,270,000	1,344,000	1,270,000	1,344,000
Total Stockholders' Equity	$22,213,000	$21,418,000	$22,213,000	$21,418,000

Common Shares
Number of shares, beginning of period	18,301,216	18,008,871	18,152,074	17,893,763
Issuance of shares of common stock under employee stock purchase plan	5,623	3,637	17,453	11,593
Stock-based compensation costs - shares issued	70,244	79,423	207,556	186,575
Number of shares, end of period	18,377,083	18,091,931	18,377,083	18,091,931
Treasury Shares
Number of shares, beginning of period	810,160	810,160	810,160	810,160
Number of shares, end of period	810,160	810,160	810,160	810,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(298,000)	$756,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	279,000	351,000
Foreign exchange loss (gain)	26,000	13,000
Depreciation and amortization	1,056,000	927,000
Deferred income taxes	205,000	(524,000)
Non-cash R&D services	-	209,000
Other	34,000	(6,000)
Other changes in assets and liabilities:
Accounts receivable, net	(1,321,000)	(362,000)
Unbilled receivables	(1,168,000)	253,000
Contract assets	(61,000)	-
Inventories	(503,000)	(153,000)
Prepaid expenses and other assets	(55,000)	42,000
Accounts payable	203,000	(447,000)
Accrued expenses and other liabilities	(129,000)	55,000
Contract liabilities	(219,000)	(20,000)
Net cash from operating activities	(1,951,000)	1,094,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(679,000)	(1,788,000)
Purchase of intangibles	-	(65,000)
Net cash from investing activities	(679,000)	(1,853,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,000	13,000
Principal payments on capital leases	(29,000)	(72,000)
Proceeds from (payments of) line of credit, net	961,000	-
Proceeds from (payments of) equipment line of credit, net	484,000	281,000
Proceeds from (payments of) bank and subordinated debt, net	(584,000)	(329,000)
Net cash from financing activities	846,000	(107,000)

Effect of exchange rates on cash and cash equivalents	(24,000)	(38,000)

Net change in cash and cash equivalents	(1,808,000)	(904,000)

Cash and cash equivalents, beginning	$2,327,000	$2,415,000
Cash and cash equivalents, ending	$519,000	$1,511,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$132,000	$109,000
Tax payments (refunds)	(5,000)	7,000
Non cash activities:
Equipment line of credit to term note conversion	484,000	-
Xcede stock surrender of Series A Preferred	18,000	-
Assets purchased under capital leases	-	12,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2019, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2019 and 2018, changes in stockholders’ equity for the three and nine months ended June 30, 2019 and 2018, and cash flows for the nine months ended June 30, 2019 and 2018 of Dynasil Corporation of America and subsidiaries (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of June 30, 2019, Dynasil Biomedical owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The remaining 37% of Xcede’s stock is owned by others and is accounted for under the rules applicable to non-controlling interest. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net income or stockholders’ equity. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2019, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Revenue from Contracts with Customers. Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective transition method. Under the modified retrospective approach, the Company applied the standards to new contracts and those that were not completed as of October 1, 2018 which resulted in a cumulative adjustment to increase the retained earnings in the amount of $22,000. Prior periods will not be retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application in order to maintain comparability of the periods presented. The cumulative effect of the changes made to the October 1, 2018 unaudited consolidated balance sheet for the adoption of Topic 606 was as follows:

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

The Company receives payments from customers based on a billing schedule as established in our contracts. Contract asset relates to our conditional right to consideration for our completed performance under the contract. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. The Company recognized revenue in the amount of $0 during the three months ended June 30, 2019 and $253,000 during the nine months ended June 30, 2019 for amounts included in the contract liability balance at September 30, 2018.

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

The impact of the adoption of ASC 606 on the Company’s consolidated financial statements for the three and nine months ended June 30, 2019 was immaterial as compared to what would have been reported under the previous guidance.

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

Because of knowledge and control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. The Company generally uses the input method, more specifically the cost-to-cost measure of progress for the contracts because it best depicts the transfer of knowledge and control to the customer which occurs as the Company incur costs on these contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The underlying bases for estimating contract research revenues are measurable expenses, such as labor, subcontractor costs and materials, and data that are updated on a regular basis for purposes of preparing cost estimates. The Company’s research contracts generally have a period of performance of nine months to three years, and estimates of contract costs have historically been consistent with actual results. Revisions in these estimates between accounting periods to reflect changing facts and circumstances have not had a material impact on operating results, and the Company does not expect future changes in these estimates to be material. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and  by a commercial customer for which a purchase order has been received, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Innovation and Development segment unfulfilled performance obligations was $38.3 million at June 30, 2019. The Company expects to satisfy 34% of the performance obligations in fiscal year 2019, 55% in fiscal year 2020, and the remaining amount by fiscal year 2021. The approximate value of our Optics segment unfulfilled performance obligations was $7.0 million at June 30, 2019. The Company expects to satisfy 53% of the performance obligations in fiscal year 2019 and 47% in fiscal year 2020.

The Company disaggregates revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Optics	Innovation & Development	Total	Optics	Innovation & Development	Total
Total Revenue by Geographic Location
United States	$3,688,000	$4,981,000	$8,669,000	$10,567,000	$14,334,000	$24,901,000
Asia	667,000	-	667,000	2,440,000	22,000	2,462,000
Europe	1,422,000	46,000	1,468,000	4,608,000	97,000	4,705,000
Other	122,000	164,000	286,000	231,000	351,000	582,000
Total	$5,899,000	$5,191,000	$11,090,000	$17,846,000	$14,804,000	$32,650,000

Total Revenue by Contract Type
Firm-fixed price	$5,899,000	$500,000	$6,399,000	$17,846,000	$1,663,000	$19,509,000
Non-Firm Fixed price	-	4,691,000	4,691,000	-	13,141,000	13,141,000
Total	$5,899,000	$5,191,000	$11,090,000	$17,846,000	$14,804,000	$32,650,000

Total Revenue by Major Customer Type
U.S. government revenue	$53,000	$4,856,000	$4,909,000	$56,000	$14,072,000	$14,128,000
U.S. commercial revenue	3,634,000	125,000	3,759,000	10,511,000	262,000	10,773,000
Foreign commercial and other revenue	2,212,000	210,000	2,422,000	7,279,000	470,000	7,749,000
Total	$5,899,000	$5,191,000	$11,090,000	$17,846,000	$14,804,000	$32,650,000

Total Revenue by Major Products/Services
Optical components	$5,850,000	$-	$5,850,000	$17,682,000	$-	$17,682,000
Contract research	-	5,009,000	5,009,000	-	14,430,000	14,430,000
Other products and services	49,000	182,000	231,000	164,000	374,000	538,000
Total	$5,899,000	$5,191,000	$11,090,000	$17,846,000	$14,804,000	$32,650,000

Total Revenue by Timing of Recognition
Goods/services transferred over time	$712,000	$5,017,000	$5,729,000	$1,780,000	$14,456,000	$16,236,000
Goods transferred at a point in time	5,187,000	174,000	5,361,000	16,066,000	348,000	16,414,000
Total	$5,899,000	$5,191,000	$11,090,000	$17,846,000	$14,804,000	$32,650,000

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

Leases (Topic 842). In February 2016, the FASB issued ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU 2018-20 provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The guidance in ASU 2016-02 will become effective for the Company as of the beginning of the 2020 fiscal year. The Company is reviewing vendor relationships and assessing the impact of this ASU on its consolidated financial statements with the intention to adopt this ASU in fiscal year 2020.

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

Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including Accounting Standards Update (ASU) 2016-13. In June 2016, the FASB issued ASU 2016-13 which significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. The Company is reviewing the effect of the ASU on its results of operations, financial condition, and cash flows.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock is entitled to one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of June 30, 2019, the liquidation value of the Series B Preferred would be approximately $1.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of June 30, 2019, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending CBI’s security interest. Additionally, Xcede and the Company’s RMD subsidiary have begun an investigation of possible continued development of the Xcede Patch, which includes seeking government funding of this development. In September 2019, Xcede and RMD plan to resubmit an application for a Phase I SBIR grant for $225,000. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to Xcede.

Note 4 - Inventories

Inventories, net of reserves, consists of the following:

	June 30,	September 30,
	2019	2018
Raw Materials	$2,482,000	$2,362,000
Work-in-Process	1,073,000	890,000
Finished Goods	989,000	854,000
	$4,544,000	$4,106,000

Note 5 – Intangible Assets

Intangible assets at June 30, 2019 and September 30, 2018 consist of the following:

	Useful	Gross	Accumulated
June 30, 2019	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$703,000	$635,000	$68,000
Know How	15	512,000	376,000	136,000
Trade Names	Indefinite	266,000	-	266,000
Patents	20	223,000	28,000	195,000
Biomedical Technologies	5	260,000	260,000	-
		$1,964,000	$1,299,000	$665,000

	Useful	Gross	Accumulated
September 30, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$719,000	$601,000	$118,000
Know How	15	512,000	350,000	162,000
Trade Names	Indefinite	272,000	-	272,000
Patents	20	223,000	20,000	203,000
Biomedical Technologies	5	260,000	260,000	-
		$1,986,000	$1,231,000	$755,000

Amortization expense for the three months ended June 30, 2019 and 2018 was $27,000 and $28,000, respectively. Amortization expense for the nine months ended June 30, 2019 and 2018 was $82,000 and $84,000, respectively.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

	2019 (3 months)	2020	2021	2022	2023	Thereafter	Total
Acquired Customer Base	$20,000	$48,000	$-	$-	$-	$-	$68,000
Know How	9,000	34,000	34,000	34,000	25,000	-	136,000
Patents	3,000	11,000	11,000	11,000	11,000	148,000	195,000
	$32,000	$93,000	$45,000	$45,000	$36,000	$148,000	$399,000

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the nine months ended June 30, 2019 and 2018.

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

There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of goodwill, during the nine months ended June 30, 2019 and 2018.

Note 7 – Debt

Senior Debt

On April 30, 2019, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $484,000 into a five year term note with an interest rate of 5.17%, which will be repaid in equal monthly installments from May 2019 through April 2024. Additionally, on May 1, 2019, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2020, at which time the outstanding balance will be converted into a five year term note.

Subordinated Debt

On November 27, 2018, the Company amended the Note Purchase Agreement (the “Note”) with Massachusetts Capital Resource Company (“MCRC”) to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021.

On May 7, 2019, the Company received a waiver from MCRC to terms of the Note to allow and permit the Company’s proposed transaction to delist its Common Stock from the Nasdaq Stock Market, including the 1-for-8,000 reverse stock split on its outstanding shares of Common Stock (the “Reverse Split”), the payment of cash to stockholders subsequent to the Reverse Split who hold only a fractional interest, and the subsequent forward stock split of 8,000-for-1 to restore the remaining shareholders to their original share ownership as of immediately prior to the Reverse Split.

In connection with the events described above, on August 6, 2019, the Company entered into an Note Purchase Agreement with MCRC, the Company’s subordinated lender, in which the Company borrowed an additional $2,000,000 in cash and replaced the existing Note which has an outstanding principal amount of $865,216, for an aggregate principal amount of $2,865,216 which will be due July 31, 2026 and bears eight percent interest per annum. Until August 31, 2022 this loan will require interest only payments, followed by principal and interest payments for the remaining four years of the loan. Until August 31, 2021, the Company is subject to early-payback penalties. As a result of this amendment to the Note, the debt balance as of June 30, 2019 with MCRC was classified as long-term.

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

For the three and nine months ended June 30, 2019 and 2018, no common share equivalents related to stock options were included in the calculation of dilutive shares, as all of the 95,602 and 160,537 common stock options outstanding, respectively, had exercise prices above the applicable period’s average market price per share and the inclusion of common share equivalents would be anti-dilutive. Additionally, for the three and nine months ended June 30, 2019 and 2018, 25,000 and 60,000 shares of restricted common stock were excluded from the calculation of dilutive shares, respectively, as the effect of their inclusion would be anti-dilutive.

The computation of the weighted shares outstanding for the three months ended June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
Weighted average shares outstanding
Basic	17,522,644	17,203,965
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	17,234
Dilutive Average Shares Outstanding	17,522,644	17,221,199

The computation of the weighted shares outstanding for the nine months ended June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
Weighted average shares outstanding
Basic	17,426,316	17,127,834
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	19,394
Dilutive Average Shares Outstanding	17,426,316	17,147,228

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

As of June 30, 2019, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock. No significant change in the Company’s position with respect to the ownership of Xcede’s stock occurred during the three months ended June 30, 2019.

Stock compensation expense for the three and nine months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018
Stock Grants	$73,000	$78,000
Restricted Stock Grants	6,000	14,000
Option Grants	-	-
Employee Stock Purchase Plan	1,000	1,000
Subsidiary Option Grants	10,000	27,000
Total	$90,000	$120,000

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
Stock Grants	$215,000	$209,000
Restricted Stock Grants	29,000	40,000
Option Grants	-	17,000
Employee Stock Purchase Plan	3,000	2,000
Subsidiary Option Grants	32,000	83,000
Total	$279,000	$351,000

At June 30, 2019, there was approximately $32,000 in unrecognized stock compensation cost for Dynasil, which is expected to be recognized over a weighted average period of approximately thirteen months.

Restricted Stock Grants

A summary of restricted stock activity for the nine months ended June 30, 2019 is presented below:

Restricted Stock Activity for the Nine Months ended June 30, 2019	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2018	60,000	$1.61

Granted	-	-
Vested	(35,000)	1.68
Cancelled	-	-
Nonvested and expected to vest at June 30, 2019	25,000	$1.50

Stock Option Grants

During the nine months ended June 30, 2019, no Dynasil stock options were granted. A summary of stock option activity for the nine months ended June 30, 2019 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2018	160,537	$2.01	0.93
Outstanding and exercisable at September 30, 2018	160,537	$2.01	0.93
Granted	-	-
Exercised	-	-
Cancelled	(64,935)	2.33
Balance at June 30, 2019	95,602	$1.80	0.59
Outstanding and exercisable at June 30, 2019	95,602	$1.80	0.59

Subsidiary Stock Option Grants

During the nine months ended June 30, 2019, no Xcede stock options were granted. A summary of Xcede stock option activity for the nine months ended June 30, 2019 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2018	1,300,956	$1.00	7.10
Outstanding and exercisable at September 30, 2018	1,229,685	1.00	7.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2019	1,300,956	1.00	6.35
Outstanding and exercisable at June 30, 2019	1,283,768	$1.00	6.35

At June 30, 2019, the Company’s Xcede joint venture had approximately $10,000 of unrecognized stock compensation expense associated with stock options expected to be recognized over a period of three months.

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

The Company’s segment information for the three months ended June 30, 2019 and 2018 is summarized below:

Results of Operations for the Three Months Ended June 30,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$5,899,000	$5,191,000	$-	$11,090,000
Gross profit	2,112,000	1,994,000	-	4,106,000
GM %	36%	38%	-	37%
Operating expenses	2,237,000	1,992,000	23,000	4,252,000
Operating income (loss)	(125,000)	2,000	(23,000)	(146,000)

Depreciation and amortization	297,000	63,000	3,000	363,000
Capital expenditures	90,000	29,000	-	119,000

Intangibles, net	334,000	136,000	195,000	665,000
Goodwill	925,000	4,939,000	-	5,864,000
Total assets	$21,084,000	$10,805,000	$201,000	$32,090,000

Results of Operations for the Three Months Ended June 30,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$6,159,000	$4,383,000	$-	$10,542,000
Gross profit	2,299,000	1,876,000	-	4,175,000
GM %	37%	43%	-	40%
Operating expenses	1,721,000	1,760,000	84,000	3,565,000
Operating income (loss)	578,000	116,000	(84,000)	610,000

Depreciation and amortization	261,000	53,000	3,000	317,000
Capital expenditures	707,000	76,000	20,000	803,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

*Formerly Contract Research

The Company’s segment information for the nine months ended June 30, 2019 and 2018 is summarized below:

Results of Operations for the Nine Months Ended June 30,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$17,846,000	$14,804,000	$-	$32,650,000
Gross profit	6,121,000	6,035,000	-	12,156,000
GM %	34%	41%	-	37%
Operating expenses	5,993,000	6,012,000	98,000	12,103,000
Operating income (loss)	128,000	23,000	(98,000)	53,000

Depreciation and amortization	863,000	183,000	10,000	1,056,000
Capital expenditures	586,000	93,000	-	679,000

Intangibles, net	334,000	136,000	195,000	665,000
Goodwill	925,000	4,939,000	-	5,864,000
Total assets	$21,084,000	$10,805,000	$201,000	$32,090,000

Results of Operations for the Nine Months Ended June 30,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$17,011,000	$12,974,000	$-	$29,985,000
Gross profit	6,038,000	5,621,000	-	11,659,000
GM %	35%	43%	-	39%
Operating expenses	5,154,000	5,297,000	724,000	11,175,000
Operating income (loss)	884,000	324,000	(724,000)	484,000

Depreciation and amortization	738,000	179,000	10,000	927,000
Capital expenditures	1,635,000	153,000	65,000	1,853,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

*Formerly Contract Research

Customer Financial Information

For three and nine months ended June 30, 2019, one customer in the Optics segment represented more than 10% of the total segment revenue. For the three and nine months ended June 30, 2018, no customer in the Optics segment represented more than 10% of the total segment revenue.

For the three and nine months ended June 30, 2019, three customers of the Innovation and Development segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue. For the three months ended June 30, 2018, four customers of the Innovation and Development segment, three various agencies of the U.S. Government and one commercial customer, each represented more than 10% of the total segment revenue. For the nine months ended June 30, 2018, three customers of the Innovation and Development segment, all various agencies of the U.S. Government, each represented more than 10% of the total segment revenue.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$8,669,000	78%	$7,512,000	71%
Asia	667,000	6%	877,000	9%
Europe	1,468,000	13%	2,029,000	19%
Other	286,000	3%	124,000	1%
	$11,090,000	100%	$10,542,000	100%

Revenue by geographic location in total and as a percentage of total revenue, for the nine months ended June 30, 2019 and 2018 are as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2019		June 30, 2018
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$24,901,000	76%	$22,993,000	76%
Asia	2,462,000	8%	877,000	3%
Europe	4,705,000	14%	4,662,000	16%
Other	582,000	2%	1,453,000	5%
	$32,650,000	100%	$29,985,000	100%

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

The Company applies the authoritative provisions related to accounting for uncertainty in income taxes. As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being reached upon ultimate settlement with the relevant tax authority. As of June 30, 2019 and September 30, 2018, the Company has no liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of June 30, 2019 and September 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The Company currently has no federal or state tax examinations in progress.

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

During the fiscal year ended, September 30, 2018, the Company has federal research credits of $2.9 million, primarily resulted from a benefit in the third quarter of fiscal year 2018 related to R&E tax credits for the years ended 2013 through 2016. The federal credits begin expiring in fiscal year 2030. During the fiscal year ended September 30, 2018, the Company had state research credits of $852,000 which begin expiring in fiscal year 2027.

The effective tax rates were (33%) and 34% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rates were (227%) and (115%) for the nine months ended June 30, 2019 and 2018, respectively. The results for both nine month periods ended June 30, 2019 and 2018 had significant events which resulted in an extreme variation in tax rates. The effective tax rate for the three and nine months ended June 30, 2019 were a result of the anticipated non-deductible transaction costs resulting from the Board of Directors’ plan to cease the registration of the Company’s common stock under federal securities laws (see Note 12 – Subsequent Events). The effective tax rate for the nine months ended, June 30, 2018 was primarily driven by the recently signed 2017 Tax Act, as well as the R&E tax credit study completed in the third quarter of fiscal year 2018. The effective tax rate excluding the impact of the 2017 Tax Act and the PATH 2015 R&E Tax Credit was 69% for the nine months ended June 30, 2018.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s tax filings for federal and state jurisdictions for the tax years beginning with 2013 are still subject to examination.

Note 12 – Subsequent Events

On August 7, 2019, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the holders of a majority of the Company’s issued and outstanding shares of common stock entitled to vote approved amendments to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), to effect a 1-for-8,000 reverse stock split of the Company’s common stock (the “Reverse Stock Split”), followed immediately by a 8,000-for-1 forward stock split of the Company’s common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”).

Following the Special Meeting, the Company filed certificates of amendment to the Certificate of Incorporation with the State of Delaware to effect the Reverse Stock Split, followed immediately by the Forward Stock Split, both effective on August 7, 2019 at 5:01 and 5:02 p.m., respectively. As a result of the Transaction, each stockholder owning fewer than 8,000 shares of the Company’s common stock immediately prior to the effective time of the Reverse Stock Split became entitled to receive $1.15 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split. As a result of the Transaction, based on information provided to the Company by its transfer agent, Continental Stock Transfer & Trust Company, and the Depository Trust Company (DTC), 2,825,268 pre-split shares of common stock are due to be exchanged for cash, and the aggregate amount payable by the Company to the former holders of such shares is approximately $3,249,000.

Stockholders who owned 8,000 or more shares of the Company’s common stock immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any. The Forward Stock Split that immediately followed the Reverse Stock Split reconverted whole shares and fractional share interests held by such stockholders back into the same number of shares of the Company’s common stock held by such stockholders immediately before the effective time of the Reverse Stock Split. As a result, the total number of shares of the Company’s common stock held by such stockholders did not change.

The Company has given notice to The Nasdaq Stock Market (“Nasdaq”) of its intent to voluntarily delist its common stock and to withdraw the registration of its common stock with the Securities and Exchange Commission (SEC). The Company intends to file a Form 25 Notification of Removal From Listing with the SEC on or about August 19, 2019. As a result, the Company expects that listing of its shares on Nasdaq will be terminated on or about August 29, 2019, at which time the Company intends to file a Form 15 with the SEC to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act.

In connection with the events described above, on August 5, 2019, the Company entered into a Loan Modification Agreement with Middlesex, the Company’s senior lender, to modify the Loan and Security Agreement dated May 1, 2014, by and between the Company and Middlesex, to allow for the exclusion of certain transaction-related expenses from the calculation of EBITDA.

In connection with the events described above, on August 6, 2019, the Company entered into an Note Purchase Agreement with MCRC, the Company’s subordinated lender, in which the Company borrowed an additional $2,000,000 in cash and replaced the existing Note, which has an outstanding principal amount of $865,216, for an aggregate principal amount of $2,865,216, which will be due July 31, 2026 and bears eight percent interest per annum. Until August 31, 2022 this loan will require interest only payments, followed by principal and interest payments for the remaining four years of the loan. Until August 31, 2021, the Company is subject to early-payback penalties.

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

General Business Overview

Operations

Consolidated revenue for the quarter ended June 30, 2019 was $11.1 million, compared to revenue of $10.5 million for the third quarter of fiscal year 2018. This $0.6 million or 5% increase resulted from an 18% increase in Innovations and Development segment revenue, which was partially offset by a 4% decrease in Optics segment revenue.

Gross profit for the quarter ended June 30, 2019 was $4.1 million, or 37% of revenue, as compared to the gross profit of $4.2 million, or 40% of revenue for the quarter ended June 30, 2018.

Total operating expenses were $4.3 million for the three-month period ended June 30, 2019, a 19% increase over the $3.6 million in operating expenses for the three months ended June 30, 2018. The increase was attributable to $0.5 million expended in the Company’s efforts to delist from The Nasdaq Stock Market, as well as increased recruitment and personnel expenses as the Company continues to fill key positions. The operating expenses in our Biomedical segment continued to decrease in the third quarter as compared to the same period last year. Biomedical segment expenses to date in fiscal 2019 were $0.1 million, as compared to $0.7 million in the first three quarters of fiscal year 2018. Last year, our majority owned joint venture, Xcede Technologies, Inc. (“Xcede”), was preparing for clinical trials. As described below, these activities have since been suspended due to a notice of termination Xcede received from Cook Biotech, Inc. (“CBI”) in July 2018, in which CBI asserted its termination rights under the Note Agreement and Development Agreement between Xcede and CBI, claiming that in CBI’s assessment it is not commercially reasonable to continue to the next development phase of Xcede’s hemostatic patch.

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending CBI’s security interest. Additionally, the Company’s RMD subsidiary and Xcede have begun an investigation of the possible continued development of the Xcede Patch, which includes seeking government funding of this development. In April 2019, Xcede filed an application for a government grant seeking $225,000, which is currently being revised, with a plan to resubmit this application in September 2019. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to Xcede. Without such funding, the Board of Directors of Xcede may be required to cease all operations of Xcede. In the event that such a determination were to be made by the Xcede Board of Directors in the future, the Company expects that it would be required to account for Xcede at such time as discontinued operations in accordance with ASC 205-20 and would recognize a non-cash gain based on the losses absorbed by the Company in excess of their actual ownership percentage. This potential gain will have no impact on the Company’s cash position when and if it is recognized or in the future.

Income (loss) from operations for the quarter ended June 30, 2019 was a loss of ($0.1) million, compared with income from operations of $0.6 million for the quarter ended June 30, 2018.

The provision for income taxes for the third quarter of 2019 was approximately $0.1 million, as compared to a provision of $0.2 million for the third quarter of fiscal year 2018.

Net income attributable to common stockholders was a loss of ($0.3) million, or ($0.02) per share, as compared to income of $0.4 million, or $0.02 per share for the quarters ended June 30, 2019 and 2018, respectively, largely as a result of the increased expenses in the fiscal year 2019.

Corporate Structure Changes

As previously disclosed, following a special meeting of Dynasil’s stockholders on August 7, 2019, the Company filed certificates of amendment to our certificate of incorporation and subsequently effected a 1-for-8,000 reverse stock split of our common stock, par value $0.0005 per share (the “Reverse Stock Split”), followed immediately by a 8,000-for-1 forward stock split of its common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”). In regards to the Transaction, stockholders with fewer than 8,000 shares of Dynasil common stock held of record immediately before the Transaction became entitled to receive cash payments in lieu of fractional shares equal to $1.15 per pre-Reverse Stock Split share. As a result of the Transaction, based on information provided to the Company by its transfer agent, Continental Stock Transfer & Trust Company, and the Depository Trust Company (DTC), 2,825,268 pre-split shares of common stock are due to be exchanged for cash, and the aggregate amount payable by the Company to the former holders of such shares is approximately $3,249,000. We anticipate that stockholders who are to be cashed out in conjunction with the Transaction will receive payment as soon as practicable thereafter.

On or about Monday, August 19, we expect to file a Form 25 with the Securities and Exchange Commission (the “SEC”) to indicate our intention to terminate the registration of our common stock with the SEC. Following that filing, and on or about August 29, we intend to file a Form 15 with the SEC to de-list our common stock from the Nasdaq Capital Market. As a result of these filings, (i) the Company would cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders would cease to receive annual reports and proxy statements, and (ii) the Company’s common stock would no longer be listed on the Nasdaq Capital Market.

Results of Operations

Results of Operations for the Three Months Ended June 30,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$5,899,000	$5,191,000	$-	$11,090,000
Gross profit	2,112,000	1,994,000	-	4,106,000
GM %	36%	38%	-	37%
Operating expenses	2,237,000	1,992,000	23,000	4,252,000
Operating income (loss)	(125,000)	2,000	(23,000)	(146,000)

Depreciation and amortization	297,000	63,000	3,000	363,000
Capital expenditures	90,000	29,000	-	119,000

Intangibles, net	334,000	136,000	195,000	665,000
Goodwill	925,000	4,939,000	-	5,864,000
Total assets	$21,084,000	$10,805,000	$201,000	$32,090,000

Results of Operations for the Three Months Ended June 30,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$6,159,000	$4,383,000	$-	$10,542,000
Gross profit	2,299,000	1,876,000	-	4,175,000
GM %	37%	43%	-	40%
Operating expenses	1,721,000	1,760,000	84,000	3,565,000
Operating income (loss)	578,000	116,000	(84,000)	610,000

Depreciation and amortization	261,000	53,000	3,000	317,000
Capital expenditures	707,000	76,000	20,000	803,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

*Formerly Contract Research

Consolidated revenue for the quarter ended June 30, 2019, was $11.1 million, a 5% increase as compared with revenue of $10.5 million for the quarter ended June 30, 2018.

Optics segment revenue decreased $0.3 million, or 4%, for the three months ended June 30, 2019 compared with the same period in the prior year, primarily as a result of a slowdown in the optics market during the quarter. The decrease in this quarter is largely the result of delayed and decreased orders from a few of our large key customers.

Innovation and Development segment revenue increased by $0.8 million or 18% to $5.2 million for the third quarter of fiscal year 2019, as compared with the same period in the prior year due to an increase in funded research contract awards. The research backlog for the Innovation and Development segment is very strong at $38.3 million at June 30, 2019.

The Biomedical segment has no revenue as it is currently exploring development options for Xcede’s tissue sealant technology.

Cost of revenue for the quarter ended June 30, 2019 was 63%, or $7.0 million, as compared to 60% or $6.4 million for the quarter ended June 30, 2018.

Gross profit for the three months ended June 30, 2019 was $4.1 million, compared to $4.2 million, for the three months ended June 30, 2018. The gross profit as a percent of revenue for the third quarter of 2019 was 37%, as compared to 40% in the same period in 2018. The gross profit for the Optics segment was $2.1 million for the quarter ended June 30, 2019, compared to $2.3 million for the quarter ended June 30, 2018. The gross profit as a percent of revenue for the Optics segment was 36% in the third quarter of 2019 and 37% in the third quarter of 2018. This reduction was the result of lower revenue and higher material costs within one of the business units in the segment. The Innovation and Development segment gross profit increased to $2.0 million, as compared to $1.9 million in the same period in fiscal year 2018, as a result of actively working on an increased number of contract research projects in 2019. Gross profit as a percent of revenue decreased in the third quarter of 2019 by 4% as compared to 2018 due to fewer commercial product sales in 2019 which have higher margins than contract research sales.

The Biomedical segment, through Xcede, is engaged in exploring development options for a tissue sealant technology which has not been approved for commercial use, and consequently it has no gross profit.

Total operating expenses increased to $4.3 million for the three months ended June 30, 2019 from $3.6 million for the same quarter in fiscal year 2018. Operating expenses for the Optics segment in the third quarter of 2019 were $2.2 million, a $0.5 million increase over the operating expenses of $1.7 million in the same period in 2018. Innovation and Development segment expenses increased to $2.0 million in the third quarter of fiscal year 2019, as compared to $1.8 million in the third quarter of fiscal year 2018. The primary reason for the increase in both of these segments was the $0.5 million of expenses in the Company’s efforts to delist from the Nasdaq Stock Market incurred during the quarter, as well as increases in salaries and hiring costs. Biomedical segment expenses decreased by $0.1 million in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the cessation of work on its preparations for first-in-human clinical trials.

As a result of the items discussed above, income from operations for the three months ended June 30, 2019 was a loss of ($0.1) million compared to income of $0.6 million for the same period in fiscal year 2018.

Net interest expense was essentially the same in both the three month periods ended June 30, 2019 and 2018.

The provision for income taxes for the third quarter of 2019 was approximately $0.1 million, as compared to $0.2 million for the third quarter of fiscal year 2018.

Net income for the three months ended June 30, 2019 was a loss of ($0.3) million, or ($0.02) in basic earnings per share, as compared to income of $0.4 million, or $0.02 in basic earnings per share, for the quarter ended June 30, 2018.

Results of Operations – Year to Date

Results of Operations for the Nine Months Ended June 30,
2019
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$17,846,000	$14,804,000	$-	$32,650,000
Gross profit	6,121,000	6,035,000	-	12,156,000
GM %	34%	41%	-	37%
Operating expenses	5,993,000	6,012,000	98,000	12,103,000
Operating income (loss)	128,000	23,000	(98,000)	53,000

Depreciation and amortization	863,000	183,000	10,000	1,056,000
Capital expenditures	586,000	93,000	-	679,000

Intangibles, net	334,000	136,000	195,000	665,000
Goodwill	925,000	4,939,000	-	5,864,000
Total assets	$21,084,000	$10,805,000	$201,000	$32,090,000

Results of Operations for the Nine Months Ended June 30,
2018
	Optics	Innovation and Development*	Biomedical	Total
Revenue	$17,011,000	$12,974,000	$-	$29,985,000
Gross profit	6,038,000	5,621,000	-	11,659,000
GM %	35%	43%	-	39%
Operating expenses	5,154,000	5,297,000	724,000	11,175,000
Operating income (loss)	884,000	324,000	(724,000)	484,000

Depreciation and amortization	738,000	179,000	10,000	927,000
Capital expenditures	1,635,000	153,000	65,000	1,853,000

Intangibles, net	408,000	171,000	380,000	959,000
Goodwill	968,000	4,939,000	-	5,907,000
Total assets	$21,117,000	$8,018,000	$507,000	$29,642,000

*Formerly Contract Research

Revenue for the nine months ended June 30, 2019 increased 9% to $32.7 million, a $2.7 million increase over the nine months ended June 30, 2018.

Optics segment revenue increased $0.8 million, or 5%, for the nine months ended June 30, 2019, compared with the same period in the prior year, primarily as a result of revenue growth in three of the four operating units in this segment. Our Optics segment revenue showed increased orders from a number of our larger established customers during the first part of the year.

Revenue from our Innovation and Development segment increased $1.8 million, or 14%, for the nine months ended June 30, 2019 as compared to the same period in 2018, primarily due to increased orders from some of our key government customers, partially offset by a delay in our commercial product orders.

The Biomedical segment had no revenue in either the nine months ended June 30, 2019 or 2018.

Gross profit for the nine months ended June 30, 2019 was $12.2 million, or 37% of sales, compared to $11.7 million, or 39% of sales for the nine months ended June 30, 2018. The $0.5 gross profit increase was attributed to the higher revenue generated in the first nine months.

Gross profit for the Optics segment increased approximately $0.1 million to $6.1 million for the nine months ended June 30, 2019, compared to the gross profit for the same period in fiscal year 2018. Gross profit for the Innovation and Development segment increased $0.4 million in the nine months ended June 30, 2019 to $6.0 million compared to $5.6 million in the nine months ended June 30, 2018. Both increases were the result of the increases in revenue in the first nine months of fiscal 2019, as compared to the same period in 2018.

The Biomedical segment, through Xcede, is developing a tissue sealant technology which has not been approved for commercial use and consequently has no gross profit.

Total operating expenses increased $0.9 million to $12.1 million for the nine months ended June 30, 2019, as compared to the total operating expenses of $11.2 million for the nine months ended June 30, 2018. This increase was spread across the Optics and Innovation and Development segments due to the $0.5 million of expenses incurred in the Company’s efforts to delist from the Nasdaq Stock Market, as well as increases in personnel-related expenses, offset by $0.6 million of lower expenses in the Biomedical segment due to curtailed operations.

Income (loss) from operations was essentially breakeven for the nine months ended June 30, 2019 and $0.5 million for the same nine month period in 2018 due the items indicated above.

Net interest expense for both the nine month periods ended June 30, 2019 and 2018 was $0.1 million.

The provision for income taxes for the first nine months of 2019 was a $0.2 million as compared to a benefit of $0.4 million for the same period in fiscal year 2018. The 2018 provision was the result of the $1.3 million PATH 2015 R&E Tax Credit estimate for the years 2012 thru 2016 that was recognized in the third quarter of 2018, offset by the result of the 2017 Tax Act, in which we estimated the rate reduction impact to be $0.5 million, the earnings and profit transition tax of our Hilger Crystals subsidiary to be $0.1 million and the first quarter earnings provision of $0.1 million.

Net income attributable to common stockholders for the nine months ended June 30, 2019 was a loss of ($0.3) million or ($0.02) basic earnings per share, compared to net income of $0.9 million or $0.05 basic earnings per share for the nine months ended June 30, 2018.

Liquidity and Capital Resources

Net cash as of June 30, 2019 was $0.5 million, or approximately $1.8 million less than net cash of $2.3 million at September 30, 2018.

As of June 30, 2019, the Company was in full compliance with all of its bank covenants. The Company had $4.0 million of available cash under its Middlesex Savings Bank line of credit based on its collateral calculations as of June 30, 2019, of which the outstanding balance was $961,000. Management believes that its cash on hand, together with availability under its credit agreements, are adequate to meet the Company’s current liquidity requirements for the next twelve months.

On November 27, 2018, the Company amended the Note Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”) to reinstate the interest-only payment requirements of the loan and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021. On June 30, 2019, approximately $865,000 in principal was outstanding on the MCRC loan.

In connection with the Company’s efforts to delist from the Nasdaq Stock Market, on August 6, 2019, the Company entered into an Note Purchase Agreement with MCRC, the Company’s subordinated lender, in which the Company borrowed an additional $2,000,000 in cash and replaced the existing Note, which has an outstanding principal amount of $865,216, for an aggregate principal amount of $2,865,216, which will be due July 31, 2026 and bears eight percent interest per annum. Until August 31, 2022 this loan will require payback of interest payments only, followed by principal and interest payments for the remaining four years of the loan. Until August 31, 2021, the Company is subject to early-payback penalties. As a result of this amendment to the Note, the debt balance as of June 30, 2019 with MCRC was classified as long-term.

On April 30, 2019, the Company converted the outstanding balance on the equipment line of credit with Middlesex Savings Bank (“Middlesex”) of approximately $484,000, which was outstanding on June 30, 2019, into a five year term note with an interest rate of 5.17%. Additionally, on May 1, 2019, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2020, at which time the outstanding balance will be converted into a five year term note. It also modified the borrowing base under its revolving line of credit note to increase the percentage of eligible accounts receivable available for borrowing from 80% to 85% and to eliminate eligible unbilled receivables as a category in obtaining advances under the revolving line of credit. On August 5, 2019, the Company entered into a Loan Modification Agreement with Middlesex to modify the Loan and Security Agreement, by and between the Company and Middlesex, to allow for the exclusion of certain transaction-related expenses from the calculation of EBITDA.

Following the consummation of the Transaction and taking into account the expenses thereof (including payments to cashed-out stockholders and professional fees), the Company has outstanding bank indebtedness of $6.4 million and $2.8 million available in the Company’s line of credit.

On June 30, 2019, Xcede had $0.5 million of outstanding indebtedness owed to CBI. The note was recorded at fair value at issuance net of unamortized discount based on an imputed interest rate of 5.4%. On July 20, 2018, Xcede received a notice of termination from CBI, which included CBI’s assertion that the foregoing study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Note Agreement and cancelled the remaining availability under the Note Agreement. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. The Company carries the promissory note in short-term debt.

Cash From Operating Activities

In total, operating activities used cash of $2.0 million for the nine months ended June 30, 2019. Approximately $0.5 million of cash was used for inventory increases to ensure the proper supply of material is available to meet customer demand and $0.1 million was used to pay down year end accrued expenses. In addition, unbilled receivables, accounts receivables and contract liabilities increased, which used approximately $2.7 million of cash due to increased revenues in the third quarter of 2019 compared to revenue in the fourth quarter of 2018. The decreases in cash were offset by net loss, net of non-cash items of approximately $1.3 million.

Cash From Investing and Financing Activities

The Company used cash of approximately $0.7 million for the purchase of property, plant, and equipment for the nine months ended June 30, 2019.

Total outstanding bank debt as of June 30, 2019 increased approximately $0.9 million to $4.2 million from $3.3 million at September 30, 2018. The net cash increase from financing activities during the nine months ended June 30, 2019 was approximately $0.9 million as a result of $1.0 million in short term borrowing against the Middlesex revolving line of credit, $0.5 million borrowing against the Middlesex equipment line of credit, offset by $0.6 million in principal payments on all debt.

Critical Accounting Policies and Estimates

During the nine months ended June 30, 2019, we adopted ASU 2014-09, which provides for new requirements in regards to revenue recognition. See Note 2 – Recent Accounting Pronouncements for further details. Aside from the adoption of ASU 2014-09, there been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2018. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

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

Intangible Assets

The Company’s intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and purchased and patented biomedical technologies within the Biomedical segment. The Company amortizes its intangible assets with definitive lives over their useful lives, which range from 5 to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the nine-month periods ended June 30, 2019 or 2018.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of intangible and indefinite-lived assets, during the nine months ended June 30, 2019.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes, aside from foreign exchange rate fluctuations, in the carrying value of long-lived assets, during the nine months ended June 30, 2019.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to develop a successful Xcede Patch and to fund that development, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures, the strength of our intellectual property portfolio, statements about the timing and effectiveness of the reverse and forward stock splits, the deregistration and delisting of the Company’s common stock and the perceived benefits and costs of the proposed transaction. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of hemostatic patch, clinical results of Xcede’s programs which may not support further development, the ability of our RMD business unit to identify and pursue possible continued development opportunities for the Xcede patch, which is not assured, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, seasonality, the many variables that may impact the Company’s projected cost savings, variables and risks related to the stock split transaction, SEC regulatory review of the Company’s filings related to the such transaction, and the continuing determination of the Board of Directors and Special Committee that such transaction is in the best interests of all stockholders, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on December 21, 2018, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

The measures that we have identified and implemented to address the material weakness are also discussed in detail in our 2018 Form 10-K. The Company believes that it has taken steps that it believes will remediate the previously identified material weakness. However, certain controls designed and implemented during the third quarter of the 2019 fiscal year to address the material weakness in the initial contract review and period-end financial reporting processes have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively. As a result, management has determined as of June 30, 2019 the control deficiency that existed in the prior year still exists, and, that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected. We expect the evaluation and testing of the steps previously taken to remediate the previously identified material weaknesses will continue throughout fiscal year 2019 in order to allow management sufficient basis to conclude that the controls are operating effectively.

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

Risks Related To Dynasil’s Stock

The Company intends to delist the Common Stock from the Nasdaq Stock Market and deregister the Common Stock under the Exchange Act.

As previously disclosed, the Company has given notice to The Nasdaq Stock Market of its intent to voluntarily delist the Common Stock and to withdraw the registration of the Common Stock with the SEC. The Company intends to file a Form 25 Notification of Removal From Listing with the SEC on or about August 19, 2019. As a result, the Company expects that listing of its shares on Nasdaq will be terminated on or about August 29, 2019, at which time the Company intends to file a Form 15 with the SEC to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. Following deregistration, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors. In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in the Common Stock with the SEC. In addition, the Company’s executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of the Common Stock will no longer be required to report their beneficial ownership under the Exchange Act. Following the delisting of the Common Stock, any trading in the Common Stock would only occur in privately negotiated sales or potentially on the OTC Pink Market, if one or more brokers chooses to make a market for the Common Stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. The lack of public information and increased illiquidity will make trading in our shares of Common Stock more difficult, which may cause the value of the Common Stock to decrease.

ITEM 6 EXHIBITS

10.01	Amendment to the loan agreement between the Company and Middlesex Savings Bank, dated August 5, 2019.

10.02	Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated August 6, 2019.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

99.1	Press release, dated August 13, 2019 issued by Dynasil Corporation of America announcing its financial results for the quarter ended June 30, 2019.

101	The following materials from Dynasil Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018, (ii) Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASIL CORPORATION OF AMERICA

BY:	/s/ Peter Sulick	DATED:	August 13, 2019
Peter Sulick,
Chief Executive Officer and President

	/s/ Robert J. Bowdring	DATED:	August 13, 2019
Robert J. Bowdring,
Chief Financial Officer

