Form 10-K
period 2019-09-30
DYNASIL CORP OF AMERICA
filed 2019-12-26
CIK 30831

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2019.

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

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

Yes ☐ No ☒

As of March 31, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,805,000.

As of December 10, 2019 there were 15,002,905 shares of common stock, par value $0.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading “Forward-Looking Statements."

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

We have the following three reporting segments based on our main operating activities:

•	Optics: The Optics segment encompasses four business units – Dynasil Fused Silica, Evaporated Metal Films, Hilger Crystals, and Optometrics – that manufacture commercial products, including optical crystals for sensing in the security and medical imaging markets, as well as optical components, optical coatings and optical materials for scientific instrumentation and other applications.

•	Innovation and Development: The Innovation and Development segment (formerly known as the Contract Research segment) consists of the Radiation Monitoring Devices, Inc. (“RMD”) business unit, which is among the largest small business participants in United States (“U.S.”) government-funded research.

•	Biomedical: The Biomedical segment consists of a single business unit, Dynasil Biomedical Corporation (“Dynasil Biomedical”), a medical technology incubator which owns rights to certain early stage medical technologies. In October 2013, Dynasil Biomedical formed Xcede Technologies, Inc. (“Xcede”), a joint venture with Mayo Clinic, to spin out and separately fund the development of a tissue sealant technology. At September 30, 2019, Dynasil Biomedical owned approximately 63% of the outstanding common and preferred stock of Xcede, thus Xcede is included in our consolidated financial statements. Dynasil Biomedical currently has no operations other than those relating to its equity ownership in Xcede, whose operations were substantially curtailed in the fourth quarter of fiscal 2018.

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

As previously disclosed, following a special meeting of Dynasil’s stockholders on August 7, 2019, the Company filed certificates of amendment to our certificate of incorporation and subsequently effected a 1-for-8,000 reverse stock split of our common stock, par value $0.0005 per share (the “Reverse Stock Split”), followed immediately by a 8,000-for-1 forward stock split of its common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”). In regards to the Transaction, stockholders with fewer than 8,000 shares of Dynasil common stock held of record immediately before the Transaction became entitled to receive cash payments in lieu of fractional shares equal to $1.15 per pre-Reverse Stock Split share. As a result of the Transaction, 2,825,268 shares of common stock were due to be exchanged for cash, totaling approximately $3,249,000.

Following the Transaction, the Company filed a Form 25 and Forms 15 with the SEC indicating our intent to delist and deregister our stock. Following the filing of this Annual Report on Form 10-K for the year ended September 30, 2019, therefore, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC and stockholders will cease to receive annual reports and proxy statements.

Historical Growth by Acquisition

Through a series of acquisitions beginning in March 2005, Dynasil has evolved from a single product line optics company to one focused on multiple optical product lines and a significant contract research business focused on advanced materials used in radiation detection and other advanced instrumentation. Our revenue has increased from $2 million in FY 2004 to $44 million in FY 2019.

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

Innovation and Development – the Future of Our Technology

Our former Contract Research segment was recently renamed the Innovation and Development segment to emphasize the new technology that is being developed at this segment’s business unit, RMD, particularly in the fields material science, radiation detection, digital imaging technology, magnetic imaging, laser optics and photonics. Using their expertise in these fields, the team at RMD develops advanced technology in materials, sensors and prototype instruments that detect or measure radiation, light, magnetism or sound for use in security, medical and industrial applications.

RMD is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health and NASA. For over thirty years, RMD has successfully conducted government research under the auspices of the Small Business Innovation Research (“SBIR”) program. In recent years, RMD has augmented its SBIR research with larger, competitively bid government research and development contracts. To grow our research portfolio within the federal government, we are broadening our relationships within key federal funding agencies and the U.S. military. RMD also provides research for non-governmental entities in areas where it has the appropriate expertise. Such research is currently not a significant portion of RMD’s revenue. Our research initiatives are aligned with our focus on the homeland security, medical and industrial markets. As of September 30, 2019, RMD had a contract backlog of approximately $36.6 million, of which approximately 46% is SBIR contracts.

As of September 30, 2019, our Innovation and Development segment had a total of 78 employees, including 24 Ph.D. level scientists. RMD serves as a vehicle to expand our patent portfolio enabling the opportunity to advance our technology from development to commercialization using government-funded research. As of September 30, 2019, RMD had a portfolio of 75 issued U.S. patents and 31 pending patent applications, compared with 72 issued patents and 40 pending patent applications at the same point in 2018.

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock is entitled to one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of September 30, 2019, the liquidation value of the Series B Preferred would be approximately $1.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

As of September 30, 2019, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while the Board of Directors of Xcede evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending CBI’s security interest. Additionally, Xcede and the Company’s RMD subsidiary have begun an investigation of possible continued development of the Xcede Patch, which includes seeking government funding of this development. In September 2019, Xcede and RMD resubmitted an application for a Phase I SBIR grant for $225,000. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to Xcede.

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

Intellectual Property (IP)

From October 2018 through September 2019, we have been granted four new U.S. patents and have filed 7 new patent applications. Our current portfolio, company-wide, is 79 issued and 39 pending applications, the largest percentage of which are issued to RMD. We believe that intellectual property represents an important strategic advantage for us.

Customers

We have more than 500 customers, with approximately 50% of our business concentrated in our top 10 customers. Our three largest customers are agencies and agents of the Federal government and accounted for approximately 14%, 8%, and 6%, respectively, of our revenues during fiscal year 2019. Our fourth and fifth largest customers are customers of our Optics segment and also accounted for approximately 5% and 3%, respectively, of our overall revenue during fiscal year 2019. The loss of any of these top five customers would likely have a material adverse effect on our business, financial condition and results of operations. Generally, our customers provide purchase orders for a specific part and quantity or they provide a contract for research projects. Product orders are normally filled over a period ranging from one to six weeks. We also have blanket orders for product quantities that will potentially be required in upcoming periods. Contract research projects generally run for a one to two year period.

Employees

As of September 30, 2019, we had a total of 218 employees, 207 of which are full-time. Of the total, 29 of our employees are engaged in administration, 12 are engaged in sales, 71 are engaged in research and/or engineering and 106 are engaged in manufacturing. The Company has a total of 26 Ph.D. level employees. Our operations are non-union except for a two-person union in one location.

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

Our use of radioactive materials in research and certain of our products (our dual-mode detector) subject us to laws regulating hazardous wastes under United States federal and certain state, environmental and atomic energy regulatory laws and similar laws in each jurisdiction in which our research and manufacturing facilities are located. Environmental compliance costs, which totaled approximately $54,000 for fiscal year 2019, have not historically had a material effect on our operating results.

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

Our Innovation and Development (formerly Contract Research) business unit, RMD, is among the largest small business participants in U.S. government-funded research, performing research and development activities for government agencies including Department of Energy, Department of Defense, Department of Homeland Security, Domestic Nuclear Detection Office, National Institutes of Health, and National Aeronautics and Space Administration. Historically RMD has conducted its government research contracts through the SBIR (Small Business Innovation Research Program) and the STTR (Small Business Technology Transfer Program). Though RMD has augmented its SBIR contracts with larger competitively bid government contracts in recent years, a reduction in or elimination of the SBIR or the STTR programs could result in our inability to win contracts, as we may not have the resources to compete effectively against much larger, better-funded companies. Further, a significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenue and limit our growth prospects. While the October 2013 and December 2018 government shutdowns did not have a significant impact on the Company, a future government shutdown could result in the suspension of work on contracts in progress or in payment delays which would adversely affect our future revenue and cash flow.

The Company relies on a small number of key customers for a substantial portion of its revenue.

Ten customers accounted for approximately 50% of the Company’s revenue in 2019. Six of those ten customers were agencies of the U.S. Government and accounted for 37% of revenue. Although we have had business relationships with these customers for many years, there can be no guarantee that we will be able to win contracts with these agencies in the future. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve our expected future revenue and may suffer a decline in revenue.

As of September 30, 2019, our total contract research backlog was approximately $36.6 million. Backlog consists of the portion of existing contracts yet to be performed and awards of projects by agencies in favor of RMD for which contracts have not yet been executed. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenue, revenue growth and profitability.

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

Our indirect cost audits by the DCAA have been completed for fiscal year 2018 while fiscal year 2019 remains open pending DCAA audit. Although we have recorded contract revenue subsequent to fiscal 2018 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of September 30, 2018 and concluded that, as of that date, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We believe that these issues are now corrected and the necessary changes have been made. We will continue to monitor their effectiveness to properly ensure our ability to report financial results or other information required to be disclosed on a timely and accurate basis.

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

In 2019 and 2018, we generated approximately 21% and 25% of our sales outside the U.S., respectively. Our international business operations may be subject to additional and different risks than our U.S. business. Our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries. As a result of our expansion outside the U.S., we are subject to certain inherent risks, including political and economic uncertainty, inflation rates, exchange rates, trade protection measures, local labor conditions and laws, restrictions on foreign investments and repatriation of earnings, and weak intellectual property protection. If we are unable to manage these risks it would have a material adverse effect on our results of operations and financial condition.

The United Kingdom's decision to exit the European Union may bring short-term and long-term adverse impacts on our financial results.

The outcome of the United Kingdom's decision to leave the European Union ("Brexit") could adversely affect our business and our results of operations as our Hilger Crystals Ltd. business unit is located in the U.K. In the short-term, volatility in the British Pound could continue, which would negatively impact our financial results. In the longer term, any impact from Brexit on our United Kingdom operations will depend on the outcome of yet-to-be negotiated tariff, trade, regulatory and other matters.

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

Risks Relating To Dynasil’s Stock

We are a non-reporting company.

In August 2019, we filed a Form 25 and Forms 15 with the SEC to deregister and delist our stock. As a result, our stock is no longer listed on the Nasdaq Capital Market and trading in our stock will only occur in privately negotiated sales and potentially on the OTC Pink Sheets, if one or more brokers continues to choose to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. Because of the limited liquidity for our common stock, the termination of our obligation to publicly disclose financial and other information, and the deregistration of our common stock under the Exchange Act, our stockholders may potentially experience a significant decrease in the value of their common stock.

Following the filing of this Annual Report on Form 10-K, we will cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. We do intend to continue to prepare audited annual financial statements and periodic unaudited financial statements and plan to make audited annual financial statements available to our stockholders. Nonetheless, our stockholders will have significantly less information about the Company and our business, operations, and financial performance than they have previously. We do intend to continue to hold stockholder meetings as required under Delaware law, including annual meetings, or to take actions by written consent of our stockholders in lieu of meetings.

As a result of our deregistration and delisting, we are no longer subject to the provisions of the Sarbanes-Oxley Act, the liability provisions of the Exchange Act or the oversight of the Nasdaq Capital Market. Our executive officers, directors and 10% stockholders are no longer required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders are no longer subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock are no longer required to report their beneficial ownership under the Exchange Act. Additionally, we do not have the ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we have a decreased ability to use stock to acquire other companies.

Additionally, our public reporting obligations could be reinstated if on the first day of any fiscal year we have more than 300 stockholders of record, in which instance we would be required to resume reporting pursuant to Section 15(d) of the Exchange Act.

While our common stock is traded on the OTC Pink Sheets, its price is characterized by significant price volatility.

While our common stock is traded on the OTC Pink Sheets, its trading price is characterized by significant volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies traded on the major markets for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock is sold on the market without commensurate demand. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price, or if our common stock will continue to be traded on the OTC Pink Sheets.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain any earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

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

Section 404 of the Sarbanes-Oxley Act of 2002 has required us to include an internal control report with our Annual Report on Form 10-K. That report has included management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We have evaluated our internal control over financial reporting based on the integrated framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our evaluation of the internal controls, we have identified areas requiring improvement, and would have had to design enhanced processes and controls to address issues identified through this review. Additionally, in the past, due to the implementation of new accounting standards, our existing controls have had to be adapted and new deficiencies have arisen. Remedying significant deficiencies or material weaknesses that we identified have required us to incur significant costs and expend significant time and management resources. The disclosure of existing significant deficiencies or material weaknesses in those internal controls over financial reporting have had the potential to cause investors to lose confidence in our financial reports, and our stock price could have been adversely affected. As a result of our deregistration and delisting transaction, we are no longer subject to the provisions of the Sarbanes-Oxley Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a manufacturing and office facility consisting of a one-story, masonry and steel building containing approximately 15,760 square feet in West Berlin, NJ. We lease a 10,000 square foot manufacturing and office building in Ayer, MA with a lease that expires in May 2025. We lease 7,200 square feet of manufacturing office space in a building in Littleton, MA with a lease that expires in November 2020. We lease a 40,654 square foot manufacturing and office building in Rochester, NY with a lease that expires in March 2022. We own a two-story, 44,000 square foot manufacturing and office facility in Ithaca, NY. We own a two-story, 17,000 square foot manufacturing and office facility in Margate, Kent, in the U.K. All of the foregoing owned and leased properties are used by our Optics segment. We lease a 40,000 square foot manufacturing, research, and office building in Watertown, MA for our RMD business from a related party with a month-to-month lease that continues until terminated by the landlord with not less than three years’ prior written notice or by the Company with not less than six months’ prior written notice. We lease 2,368 square feet of office space in Newton, MA for our Dynasil Corporation of America office with a lease that expires in December 2020. We believe that the properties are in satisfactory condition and suitable for our purposes. The New Jersey, New York, and U.K. properties are collateral against notes payable to banks.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock has been listed on the Pink Open Market since August 26, 2019 under the symbol DYSL. From September 30, 2013 until August 23, 2019, the Company’s Common Stock was listed on the Nasdaq Capital Market. From December 20, 2010 until September 30, 2013, the Company’s Common Stock was listed on the Nasdaq Global Market. Prior to December 20, 2010, the Company’s Common Stock was quoted on the NASD-OTC Bulletin Board under the symbol "DYSL.OB".

As of December 10, 2019, there were 15,002,905 shares of the Company’s common stock outstanding held by approximately 31 holders of record.

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

Fiscal 2019 Financial Overview

Our revenue in 2019 was $43.7 million, as compared to $40.7 million in 2018. This 7% increase in revenue resulted largely from a $2.8 million, or 16%, increase in revenue in our Innovation and Development segment, as well as a $0.2 million, or 1%, increase in revenue in our Optics segment.

In fiscal year 2019, we had net loss of ($0.4) million, compared to net income of $1.6 million in 2018, due in part to a $1.6 million tax benefit in 2018 related to R&E tax credits for the years ended 2013 through 2016. Additionally, during 2019, Dynasil incurred $0.8 million in expenses in a transaction to delist from the Nasdaq Stock Market and terminate the registration of our common stock with the Securities and Exchange Commission (the “SEC”), including a 1-for-8,000 reverse stock split of our common stock, par value $0.0005 per share, followed immediately by a 8,000-for-1 forward stock split of its common stock. As a result of this transaction, stockholders with fewer than 8,000 shares of Dynasil common stock held of record immediately prior became entitled to receive cash payments in lieu of fractional shares equal to $1.15 per pre-reverse stock split share.

Following the filing of this Annual Report on Form 10-K, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. The Company’s common stock is no longer listed on the Nasdaq Capital Market.

Results of Operations

Results of Operations for the Fiscal Year Ended September 30,
2019
	Optics	Innovation and Development	Biomedical	Total
Revenue	$23,250,000	$20,451,000	$-	$43,701,000
Gross profit	7,939,000	8,135,000	-	16,074,000
GM %	34%	40%	-	37%
Operating expenses	7,853,000	8,086,000	123,000	16,062,000
Impairment of long-lived assets	-	-	-	-
Operating income (loss)	86,000	49,000	(123,000)	12,000

Depreciation and amortization	1,165,000	241,000	14,000	1,420,000
Capital expenditures	716,000	177,000	-	893,000

Intangibles, net	307,000	128,000	192,000	627,000
Goodwill	882,000	4,939,000	-	5,821,000
Total assets	$20,520,000	$10,112,000	$195,000	$30,827,000

Results of Operations for the Fiscal Year Ended September 30,
2018
	Optics	Innovation and Development	Biomedical	Total
Revenue	$23,053,000	$17,628,000	$-	$40,681,000
Gross profit	7,667,000	7,569,000	-	15,236,000
GM %	33%	43%	-	37%
Operating expenses	7,003,000	7,072,000	817,000	14,892,000
Impairment of long-lived assets	-	-	182,000	182,000
Operating income (loss)	664,000	497,000	(999,000)	162,000

Depreciation and amortization	1,006,000	237,000	14,000	1,257,000
Capital expenditures	2,033,000	211,000	73,000	2,317,000

Intangibles, net	390,000	162,000	203,000	755,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$22,946,000	$8,376,000	$210,000	$31,532,000

Revenue

Revenue for the fiscal year ended September 30, 2019 was $43.7 million, an increase of $3.0 million or 7% from the $40.7 million of revenue recorded in 2018.

Revenue in our Optics segment for the 12 months ended September 30, 2019 increased 1% to $23.2 million from $23.1 million in 2018, largely as the result of growth in a new product line.

Innovation and Development segment revenue increased 16% to $20.5 million in the year ended September 30, 2019, from $17.6 million in the same period in 2018, largely resulting from increased funding of awarded contracts. The contract revenue backlog increased to $36.6 million at September 30, 2019, up from the September 30, 2018 level of $30.8 million. The current backlog is comprised of approximately 46% SBIR contracts, which is reduced from the 47% SBIR contracts in the backlog at September 30, 2018. The Innovation and Development segment continues to seek to limit reliance on the SBIR program and increase the number of government agencies that currently contract for its research, as well as to diversify its contracting sources including contracting with commercial businesses. During the twelve months ended September 30, 2019 and 2018, the Innovation and Development segment generated $0.7 million and $1.7 million, respectively, in commercial revenue.

The Biomedical segment currently has no revenue.

Gross Profit

Gross profit for the year ended September 30, 2019 increased $0.9 million, or 6%, to $16.1 million from the prior year amount of $15.2 million. Gross profit as a percentage of revenue was 37% in both fiscal years 2019 and 2018.

The Optics segment’s gross profit as a percentage of revenue in fiscal year 2019 increased slightly to 34% as compared to 33% in fiscal year 2018. The gross profit in fiscal year 2019 was $7.9 million, an increase of $0.2 million, as a result of the improved efficiencies in certain product lines and slightly higher revenue during the 12 months ended September 30, 2019.

The Innovation and Development segment’s gross profit as a percent of revenue decreased to 40% in fiscal year 2019, as compared to 43% in fiscal year 2018, largely as a result of the mix of active contracts during 2019 and the decrease in the higher margin commercial revenue. Gross profit dollars in this segment increased to $8.1 million during fiscal year 2019 from $7.6 million in the same period in 2018.

Operating Expenses

Operating expenses increased in fiscal year 2019 to $16.1 million, or 37% of revenue, an increase of $1.0 million from $15.1 million in fiscal year 2018 or 37% of revenues. The increase was largely due to the increase in expenses in 2019 related to the Company’s delisting and deregistration transaction.

Operating expenses within the Optics segment increased to $7.9 million in fiscal year 2019, compared to $7.0 million in fiscal year 2018, due to increases in marketing, engineering personnel, and facility related expenditures. The percentage of SG&A to revenue increased to 34% in the 12 months ended September 30, 2019, as compared to 30% in the prior year.

Operating expenses within the Innovation and Development segment increased to $8.1 million, or 40% of revenue, in fiscal year 2019 from $7.1 million, or 40% of revenue, in the prior year. The increase in SG&A expenses in fiscal year 2019 are largely the result of investments in personnel and technology, as well other expenses related to the increased revenue in 2019.

Operating expenses in the Biomedical segment in fiscal year 2019 were approximately $0.1 million, as compared to $1.0 million in fiscal year 2018. The $0.9 million decrease in expenses year over year was primarily the result of Xcede’s decision to halt clinical trial preparations and curtail operations to a minimal level while it evaluates alternative avenues for the Xcede Patch, following the July 2018 notice of termination from Cook Biotech Inc.

As of September 30, 2019, the Company owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 63% ownership includes preferred stock with a liquidation preference. For reporting purposes only, common stock ownership is used in the allocation of the noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. The pre-tax loss related to the common stock owned by others was $0.02 million in the fiscal year ended September 30, 2019, as compared to $0.2 million in 2018, and was not included in the Company’s net income (loss) attributable to common stockholders of ($0.4) million and $1.8 million, respectively.

In 2019, Xcede was funded by $0.1 million in cash from Dynasil. In 2018, Xcede was funded by $0.6 million in cash from Dynasil and $0.2 million in R&D services from Cook Biotech as it worked on developing the first in human clinical trial for Xcede’s hemostatic tissue sealant product under a note agreement.

Net Interest Expense

Net interest expense was $0.2 million in both fiscal years 2019 and 2018.

Income Tax Expense/Benefit

Total income tax expense was an expense of $0.2 million in fiscal year 2019, as compared to a credit of $1.6 million in fiscal 2018. The 2019 tax expense resulted from The 2018 credit included R&E tax credits for the years ended 2013 through 2016, the release of a tax reserve for state deferred tax assets being carried on the balance sheet that are now expected to be used in the foreseeable future, and net of higher expenses from recording the initial effect of the 2017 Tax Act.

Net Income

As a result of the items mentioned previously, our net loss for the year ended September 30, 2019 was ($0.4) million, compared to net income of $1.6 million in the prior year.

Our net income includes losses of approximately $0.1 million and $1.0 million in the years ended September 30, 2019 and 2018, respectively, from our Biomedical segment.

Liquidity and Capital Resources

Liquidity Overview

Our net cash as of September 30, 2019 was $0.3 million, a decrease of $2.1 million, compared to $2.4 million at September 30, 2018. The cash reduction was primarily due to the Company’s delisting and deregistration transaction.

We believe our cash on hand and borrowing capacity under our revolving line of credit will be sufficient to fund our current debt obligations, estimated capital expenditures and working capital needs for the next twelve months.

Net Cash From Operating Activities

Net cash used in operating activities was $0.5 million for fiscal year 2019 versus net cash provided by operating activities of $2.0 million for fiscal year 2018.

In fiscal year 2019, the net cash used of $0.5 million was primarily from the net loss of $0.4 million, which includes $0.8 million of costs associated with the Company’s delisting and deregistration transaction.  Unbilled receivables increased approximately $1.4 million due to strong innovation and development revenue in the fourth quarter of 2019. In addition, inventory increased by approximately $0.7 million to ensure the proper supply of material is available to meet customer demand. These increases were offset by non-cash items of approximately $2.1 million.

Cash Flows from Investing Activities

Cash flows from investing activities resulted in a use of $0.9 million for fiscal 2019 compared with a use of $2.3 million for fiscal 2018. In both fiscal 2019 and 2018, these funds were primarily used to purchase property, plant and equipment. The 2018 amount increased as we invested in future operations, including our new highly efficient anti-reflective, diamond-like coating product lines. We currently plan on additional capital expenditures of approximately $2.0 million during fiscal year 2020 for expansion within our existing segments.

Cash Flows from Financing Activities

Cash flows from financing activities resulted in a use of cash of $0.6 million. We used $3.2 million of cash to repurchase common stock. This transaction was financed using $2.0 million of new borrowing from Massachusetts Capital Resources Company, $0.9 million from the Middlesex Savings Bank line of credit, and $0.3 million of cash.  The remaining cash used for financing activities was used to repay existing debts.  We have approximately $3.1 million available under our line of credit with Middlesex Savings Bank at September 30, 2019.

Terms of Outstanding Indebtedness

As of September 30, 2019, Dynasil is in compliance with the terms of all of its outstanding indebtedness. As of such date, we had total indebtedness consisting of:

•	approximately $0.9 million revolving line of credit note with Middlesex Savings Bank, subject to the terms and conditions of the Middlesex Savings Bank Loan Agreement;

•	approximately $0.6 million senior debt term loan with Middlesex Savings Bank, subject to the terms and conditions of the Middlesex Savings Bank Loan Agreement;

•	approximately $1.0 million of equipment term notes; and

•	approximately $2.9 million of subordinated debt owed to Massachusetts Capital Resource Company;

•	Additionally, Xcede had $0.5 million of outstanding indebtedness owed to Cook Biotech Inc.

The following is a summary of the terms of the existing loan agreement in place with our senior lender, Middlesex Savings Bank, the terms of subordinated debt owed to Massachusetts Capital Resources Company and the terms of subordinated debt owed by Xcede to Cook Biotech Inc.

Middlesex Savings Bank Loan Agreement

Dynasil currently has a loan and security agreement with Middlesex Savings Bank (“Middlesex”) for general corporate purposes, as well as a $4.0 million line of credit note and an annual $1.0 million equipment line of credit agreement with a one year draw period in which the outstanding balance will be converted into a five year term note on the one year anniversary.

On July 31, 2018, the Company converted the outstanding balance on the original equipment line of credit with Middlesex of approximately $750,000 into a five year term note with an interest rate of 5.66%. Additionally, on August 9, 2018, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2019. As part of the renewal process and due to the additional credit being extended to the Company, the Middlesex loan and security agreement was amended on August 9, 2018 to change the maximum debt leverage ratio covenant to 2.5x from 3.0x.

On April 30, 2019, the Company converted the outstanding balance on the equipment line of credit with Middlesex of approximately $484,000 into a five year term note with an interest rate of 5.17%, which will be repaid in equal monthly installments from May 2019 through April 2024. Additionally, on May 1, 2019, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2020, at which time the outstanding balance will be converted into a five year term note. Additionally, a modification was made to the borrowing base under the revolving line of credit note to increase the percentage of eligible accounts receivable available for borrowing from 80% to 85% and to eliminate eligible unbilled receivables as a category in obtaining advances under the revolving line of credit.

On August 5, 2019, the Company entered into a Loan Modification Agreement with Middlesex to modify the loan and security agreement, by and between the Company and Middlesex, to allow for the exclusion of certain Transaction-related expenses from the calculation of EBITDA.

On December 23, 2019, the Company and Middlesex entered in an agreement to extend the terms of the existing term loan and line of credit from May 2020 to April 2022, at which time all outstanding principal and unpaid interest will be due and payable. The new agreement includes a modification of the terms of the line of credit’s interest rate to add, at the Company's election, the option of the LIBOR Benchmark Rate, plus two and one-half of one (2.50%) percent per annum, in addition to the existing rate of the Lender's Prime Rate, but in no event less than three and one-quarter of one (3.25%) percent. Additionally, the $750,000 availability under the existing equipment line of credit has been extended through December 2020.

As of September 30, 2019, approximately $0.9 million was due under the revolving line of credit with Middlesex and the total availability was $3.1 million. As of September 30, 2019, no amount was outstanding under the equipment line of credit with Middlesex.

Note Purchase Agreement – Massachusetts Capital Resource Company

The Company and with Massachusetts Capital Resource Company (“MCRC”) entered into a Note Purchase Agreement (the “Agreement”) in July of 2012 in which the Company issued and sold to MCRC a $3.0 million subordinated note (the “Original MCRC Note”) for a purchase price of $3.0 million. The Original MCRC Note provided for interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month and principal payments of $130,000 beginning on September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017.

This Original MCRC Note was amended in 2015 to adjust the interest rate to six percent (6%) in connection with a prepayment of $2.0 million.

On January 3, 2018, the Company amended the Agreement with MCRC to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2018. Such amendment also increased the interest rate of the Original MCRC Note from six percent (6%) to seven percent (7%) per annum.

On November 27, 2018, the Company amended the Agreement with MCRC to reinstate the interest only payment requirements of the Original MCRC Note and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021.

On May 7, 2019, the Company received a waiver from MCRC to terms of the Agreement to allow and permit the Company’s proposed transaction to delist its Common Stock from the Nasdaq Stock Market, including the 1-for-8,000 reverse stock split on its outstanding shares of Common Stock (the “Reverse Split”), the payment of cash to stockholders subsequent to the Reverse Split who hold only a fractional interest, and the subsequent forward stock split of 8,000-for-1 to restore the remaining shareholders to their original share ownership as of immediately prior to the Reverse Split (for additional information, see Note 10, “Stockholders Equity”).

In connection with the events described above, on August 6, 2019, the Company entered into an Note Purchase Agreement with MCRC in which the Company borrowed an additional $2,000,000 in cash and replaced the Original MCRC Note which has an outstanding principal amount of $865,216, for an aggregate principal amount of $2,865,216 which will be due July 31, 2026 and bears eight (8%) percent interest per annum (the “Consolidated Note”). Until August 31, 2022 the Consolidated Note will require interest only payments, followed by principal and interest payments for the remaining four years of the Consolidated Note. Until August 31, 2021, the Company is subject to early-payback penalties. As a result of this amendment to the Agreement, the debt balance as of September 30, 2019 with MCRC was classified as long-term.

Under the terms of the Agreement and a Subordination Agreement dated August 6, 2019, MCRC and any successor holder of the Subordinated Note have agreed that the payment of the principal of and interest on the Subordinated Note is subordinated in right of payment, to the prior payment in full of all indebtedness of the Company for money borrowed from banks or other institutional lenders at any time outstanding.

The Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Agreement contains financial covenants by the Company (as further defined in the Agreement) that (i) impose a Consolidated Maximum Leverage Ratio (consolidated total funded debt to consolidated EBITDA) equal to or less than 4.0 to 1.0 for each rolling four quarter period ending on or after September 30, 2019, and (ii) require a Debt Service Coverage Ratio of at least 1.10 to 1.0 for the prior 12 month period (EBITDA excluding non-cash and/or non-recurring expenditures, effective for the subsequent three fiscal quarters to give effect to the trailing twelve month testing periods for this covenant, minus unfinanced capital expenditures, minus dividends and distributions, minus cash taxes paid for ongoing operations, divided by scheduled interest and principal payments made on all debt) of not less than 1.10 to 1.00 for each rolling four quarter period ending on or after September 30, 2019. Non-recurring expenditures include without limitation, up to $750,000 of certain expenditures incurred in the de-listing of certain of the Company’s stock from NASDAQ and the deregistration of the Company’s common stock for the fiscal quarters ending June 30, 2019, September 30, 2019 and December 31, 2019 only.

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

As of September 30, 2019, Xcede had $0.5 million of outstanding indebtedness owed to CBI, which the Company carries in short-term debt. Dynasil has no contractual obligation with respect to Xcede indebtedness. The Xcede promissory note is a contractual obligation solely of Xcede and is secured by Xcede’s intellectual property.

“Off Balance Sheet” Arrangements

Dynasil has no “Off Balance Sheet” arrangements other than non-cancelable operating lease agreements, primarily for property, that expire through 2025. See Note 12, “Lease Agreements,” in the Notes to Consolidated Financial Statements for a full description.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective transition method. Under the modified retrospective approach, the Company applied the standards to new contracts and those that were not completed as of October 1, 2018 which resulted in a cumulative adjustment to increase the retained earnings in the amount of $22,000. Prior periods were not be retrospectively adjusted, but the Company maintained dual reporting for the year of initial application in order to maintain comparability of the periods presented.

The Company receives payments from customers based on a billing schedule as established in our contracts. Contract asset relates to our conditional right to consideration for our completed performance under the contract. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. The Company recognized revenue in the amount of $253,000 during the twelve months ended September 30, 2019 for amounts included in the contract liability balance at September 30, 2018.

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

Under the new standard, most contracts in the Innovation and Development segment were not materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time.

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

Contracts in the Optics segment generally provide for the following revenue sources: standard product sales, custom product development and sales, and non-recurring engineering contracts. Revenues for this segment are recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source. The change in revenue recognition for the Optics segment related to certain custom optics products and the related non-recurring engineering costs which changed from “point in time” to “over time” upon the adoption of Topic 606. This change resulted in the recognition of revenue over time when compared to existing standards with the cumulative adjustment relating to contracts that were not complete as of September 30, 2018 recognized as an adjustment of $22,000 to opening retained earnings on October 1, 2018. The revenue for the standard products is recognized using the "point in time" model of Topic 606, and the timing of such revenue recognition is not expected to differ materially from the historical revenue recognition. Other immaterial adjustments related to the Optics segment that are sometimes offered to customers include customer rights of return and volume discounts. The Company has elected the practical expedient that the Company will not be required to adjust promised amounts of consideration for the effects of a significant financing component if the transfer of promised goods or services will occur in one year or less.

See Note 2, “Summary of Significant Accounting Policies,” for further information regarding the Company’s adoption of ASC 606, Revenue from Contracts with Customers.

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

If the carrying value of a reporting unit is greater than its fair value, step two of the impairment testing process is performed to determine the amount of impairment to be recognized. Step two requires us to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. An impairment then exists if the carrying value of the goodwill is greater than the goodwill's implied fair value. With respect to our annual goodwill impairment testing performed during the fourth quarter of fiscal year 2019, step one of the testing determined the estimated fair value of RMD and Hilger exceeded their carrying values. Accordingly, we concluded that no impairment had occurred and no further testing was necessary.

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

There was no impairment charge in the year ended September 30, 2019 and there was an impairment charge of $0.2 million in the year ended September 30, 2018.

Intangible Assets

Our intangible assets consist of acquired customer relationships and trade names of Hilger Crystals, Ltd., acquired know-how of Radiation Monitoring Devices, Inc. and provisionally patented technologies within Dynasil Biomedical Corp.

We estimate the fair value of indefinite-lived intangible assets using an income approach, and recognize an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value. During the fourth quarter of fiscal year 2019, we conducted our annual impairment review of indefinite-lived intangible assets and concluded the fair value exceeded the carrying value.

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

Stock-Based Compensation

We account for stock-based compensation using fair value. Compensation costs are recognized for stock options granted to employees and directors. Options granted to employees and non-employees are recorded as an expense over the requisite service period based on the grant date estimated fair value of the grant, determined using the Black-Scholes option pricing model.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, our compliance with the financial covenants under our loan agreements with Middlesex Savings Bank and Massachusetts Capital Resource Company, our expectations regarding results of operations, the commercialization of our technology, including the Xcede patch and our dual mode detectors, the success of efforts to develop a successful Xcede Patch and to fund that development, our development of new technologies including at Dynasil Biomedical, the adequacy of our current financing sources to fund our current operations, our growth initiatives, our capital expenditures, the strength of our intellectual property portfolio and statements about the perceived benefits of the Company’s delisting and deregistration transaction. These forward-looking statements may be identified by the use of words such as “plans,” “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, Xcede’s ability to produce preclinical data sufficient to enable it to initiate clinical studies of hemostatic patch, clinical results of Xcede’s programs which may not support further development, the ability of our RMD business unit to identify and pursue possible continued development opportunities for the Xcede patch, which is not assured, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices to governmental customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to deleverage our balance sheet, our ability to identify and execute on acquisition opportunities and integrate such acquisitions into our business, seasonality and the many variables that may impact the Company’s projected cost savings, variables and risks related to the Company’s delisting and deregistration transaction, set forth in this Annual Report on Form 10-K, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Dynasil Corporation of America and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynasil Corporation of America and its subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

December 26, 2019

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 and 2018

ASSETS

	September 30,	September 30,
	2019	2018
Current Assets
Cash and cash equivalents	$268,000	$2,327,000
Accounts receivable, net of allowances of $276,000 and $262,000 at September 30, 2019 and 2018, respectively	4,140,000	4,069,000
Unbilled receivables	2,723,000	1,214,000
Contract assets	77,000	1,000
Inventories, net of reserves	4,646,000	4,106,000
Prepaid expenses and other current assets	816,000	664,000
Total current assets	12,670,000	12,381,000

Property, Plant and Equipment, net	7,593,000	8,098,000

Other Assets
Intangibles, net	627,000	755,000
Deferred tax asset, net	4,044,000	4,333,000
Goodwill	5,821,000	5,900,000
Long term contract assets	14,000	7,000
Security deposits	58,000	58,000
Total other assets	10,564,000	11,053,000

Total Assets	$30,827,000	$31,532,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$929,000	$-
Current portion of long-term debt	1,189,000	1,246,000
Capital lease obligations, current portion	32,000	40,000
Accounts payable	2,491,000	2,355,000
Contract liabilities	163,000	253,000
Accrued expenses and other liabilities	3,032,000	2,803,000
Total current liabilities	7,836,000	6,697,000

Long-term Liabilities
Long-term debt, net of current portion	3,862,000	2,075,000
Capital lease obligations, net of current portion	20,000	52,000
Deferred tax liability, net	186,000	205,000
Other long-term liabilities	135,000	175,000
Total long-term liabilities	4,203,000	2,507,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 and 2018 (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	September 30,	September 30,
	2019	2018
Stockholders' Equity
Common Stock, $0.0005 par value, 40,000,000 shares authorized, 18,438,333 and 18,152,074 shares issued, 14,802,905 and 17,341,914 shares outstanding at September 30, 2019 and 2018, respectively	9,000	9,000
Additional paid in capital	22,233,000	21,865,000
Accumulated other comprehensive income (loss)	(997,000)	(700,000)
Retained earnings	511,000	841,000
Less treasury stock - at cost, 3,635,428 shares and 810,160 shares at September 30, 2019 and 2018, respectively	(4,235,000)	(986,000)
Total Dynasil stockholders' equity	17,521,000	21,029,000
Noncontrolling interest	1,267,000	1,299,000
Total stockholders' equity	18,788,000	22,328,000

Total Liabilities and Stockholders' Equity	$30,827,000	$31,532,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2019 and 2018

	2019	2018
Net revenue	$43,701,000	$40,681,000
Cost of revenue	27,627,000	25,445,000
Gross profit	16,074,000	15,236,000
Operating expenses:
Sales and marketing	1,695,000	1,336,000
Research and development	626,000	823,000
General and administrative	13,741,000	12,733,000
Impairment of long-lived assets	-	182,000

Total operating expenses	16,062,000	15,074,000
Income (loss) from operations	12,000	162,000
Interest expense, net	222,000	180,000
Income (loss) before taxes	(210,000)	(18,000)
Income tax (benefit)	182,000	(1,608,000)
Net income (loss)	(392,000)	1,590,000
Less: Net income (loss) attributable to noncontrolling interest	(22,000)	(170,000)
Net income (loss) attributable to common stockholders	$(370,000)	$1,760,000

Net income (loss)	$(392,000)	$1,590,000
Other comprehensive income (loss):
Foreign currency translation	(297,000)	(161,000)
Total comprehensive income (loss)	(689,000)	1,429,000
Less: comprehensive income (loss) attributable to noncontrolling interest	(22,000)	(170,000)
Total comprehensive income (loss) attributable to common stockholders	$(667,000)	$1,599,000

Basic net income (loss) per common share	$(0.02)	$0.10
Diluted net income (loss) per common share	$(0.02)	$0.10

Weighted average shares outstanding
Basic	17,053,085	17,161,825
Diluted	17,053,085	17,171,523

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2019 and 2018

	2019	2018
Common Amount
Balance, beginning of period	$9,000	$9,000
Balance, end of period	9,000	9,000
Additional Paid-in Capital
Balance, beginning of period	21,865,000	21,406,000
Issuance of shares of common stock under employee stock purchase plan	14,000	17,000
Stock-based compensation costs	354,000	442,000
Balance, end of period	22,233,000	21,865,000
Other Comprehensive Income (Loss)
Balance, beginning of period	(700,000)	(539,000)
Foreign currency translation adjustment	(297,000)	(161,000)
Balance, end of period	(997,000)	(700,000)
Retained Earnings (Accumulated Deficit)
Balance, beginning of period	841,000	(919,000)
Impact of change in accounting policy	22,000	-
Xcede stock surrender of Series A Preferred	18,000	-
Net income (loss)	(370,000)	1,760,000
Balance, end of period	511,000	841,000
Treasury Stock
Balance, beginning of period	(986,000)	(986,000)
Common stock repurchase	(3,249,000)	-
Balance, end of period	(4,235,000)	(986,000)
Noncontrolling Interest
Balance, beginning of period	1,299,000	1,454,000
Stock-based compensation costs	8,000	15,000
Xcede stock surrender of Series A Preferred	(18,000)	-
Net income (loss)	(22,000)	(170,000)
Balance, end of period	1,267,000	1,299,000
Total Stockholders' Equity	$18,788,000	$22,328,000

Common Shares
Number of shares, beginning of period	18,152,074	17,893,763
Issuance of shares of common stock under employee stock purchase plan	17,453	15,896
Stock-based compensation - shares issued	268,806	242,415
Number of shares, end of period	18,438,333	18,152,074
Treasury Shares
Number of shares, beginning of period	810,160	810,160
Common stock repurchase	2,825,268	-
Number of shares, end of period	3,635,428	810,160

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(392,000)	$1,590,000
Adjustments to reconcile net income (loss) to net cash:
Stock compensation expense	362,000	457,000
Foreign exchange loss (gain)	44,000	17,000
Depreciation and amortization	1,420,000	1,257,000
Provision for doubtful accounts and sales returns	15,000	63,000
Deferred income taxes	282,000	(1,715,000)
Disposal loss (gain)	(7,000)	-
Non-cash R&D services	-	166,000
Impairment of long-lived assets	-	182,000
Other	67,000	(11,000)
Other changes in assets and liabilities:
Accounts receivable, net	(152,000)	(788,000)
Unbilled receivables	(1,469,000)	96,000
Contract assets	(83,000)	-
Inventories	(705,000)	216,000
Prepaid expenses and other assets	(162,000)	202,000
Accounts payable	161,000	(10,000)
Accrued expenses and other liabilities	200,000	295,000
Contract liabilities	(89,000)	112,000
Net cash from operating activities	(508,000)	2,129,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(893,000)	(2,244,000)
Purchases of intangibles	-	(73,000)
Net cash from investing activities	(893,000)	(2,317,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,000	17,000
Repurchase of common stock	(3,249,000)	-
Principal payments on capital leases	(40,000)	(93,000)
Proceeds from (payments of) line of credit, net	929,000	-
Proceeds from (payments of) equipment line of credit, net	484,000	742,000
Proceeds from long-term debt	2,000,000	-
Payments of long-term debt	(763,000)	(533,000)
Net cash from financing activities	(625,000)	133,000

Effect of exchange rates on cash and cash equivalents	(33,000)	(33,000)

Net change in cash and cash equivalents	(2,059,000)	(88,000)

Cash and cash equivalents, beginning	$2,327,000	$2,415,000
Cash and cash equivalents, ending	$268,000	$2,327,000

Supplemental Disclosure of Cash Flow Information – See Note 15

The accompanying notes are an integral part of these consolidated financial statements.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dynasil Corporation of America and its wholly-owned subsidiaries: Optometrics Corporation (“Optometrics”), Evaporated Metal Films Corporation (“EMF”), Radiation Monitoring Devices, Inc. (“RMD”), Hilger Crystals, Ltd (“Hilger”) and Dynasil Biomedical Corp (“Dynasil Biomedical”). Xcede Technologies, Inc. (“Xcede”) is a joint venture between Dynasil Biomedical and Mayo Clinic to spin out and separately fund the development of a tissue sealant technology. As of September 30, 2019, Dynasil Biomedical owned 63% of Xcede’s stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. The 63% ownership includes preferred stock with a liquidation preference, and as a result, for reporting purposes only, common stock ownership is used in the allocation of noncontrolling interest. Dynasil’s common stock ownership is 83% and the remaining 17% of Xcede’s common stock is owned by others and accounted for under the rules applicable to non-controlling interest. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective transition method. Under the modified retrospective approach, the Company applied the standards to new contracts and those that were not completed as of October 1, 2018 which resulted in a cumulative adjustment to increase the retained earnings in the amount of $22,000. Prior periods were not retrospectively adjusted, but the Company maintained dual reporting for the year of initial application in order to maintain comparability of the periods presented. The cumulative effect of the changes made to the October 1, 2018 unaudited consolidated balance sheet for the adoption of Topic 606 was as follows:

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

	Balance at	Adjustment for	Adjusted balance at
	September 30, 2018	Topic 606	October 1, 2018
Assets:
Unbilled receivables	1,214,000	40,000	1,254,000
Inventories, net of reserves	4,106,000	(18,000)	4,088,000

Liabilities:

Contract liabilities	253,000	-	253,000

Stockholders' equity:
Retained earnings	841,000	22,000	863,000

Contract assets were formerly reported within costs in excess of billings and unbilled receivables. Contract liabilities were formerly reported as deferred revenue. The titles have been changed in the table below, as well as in the accompanying September 30, 2019 balance sheet, to be consistent with accounts currently used under the new standard.

	September 30, 2018
	As Reported	As Adopted
Unbilled receivables	1,215,000	1,214,000
Contract assets	-	1,000
Security and other deposits	65,000	58,000
Long term contract assets	-	7,000
Deferred revenue	253,000	-
Contract liabilities	-	253,000

The Company receives payments from customers based on a billing schedule as established in our contracts. Contract asset relates to our conditional right to consideration for our completed performance under the contract. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liability relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. The Company recognized revenue in the amount of $253,000 during the twelve months ended September 30, 2019 for amounts included in the contract liability balance at September 30, 2018.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

The impact of the adoption of ASC 606 on the Company’s consolidated financial statements for the twelve months ended September 30, 2019 was a cumulative adjustment to increase the retained earnings in the amount of $22,000.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

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

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and  by a commercial customer for which a purchase order has been received, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Innovation and Development segment unfulfilled performance obligations was $37.5 million at September 30, 2019. The Company expects to satisfy 39% of the performance obligations in fiscal year 2020, 35% in fiscal year 2021, and the remaining amount by fiscal year 2022. The approximate value of our Optics segment unfulfilled performance obligations was $7.2 million at September 30, 2019. The Company expects to satisfy 82% of the performance obligations in fiscal year 2020 and 18% in fiscal year 2021.

The Company disaggregates revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details of revenue for fiscal year ended September 30, 2019 in the tables below.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

	Optics	Innovation & Development	Total
Total Revenue by Geographic Location
United States	$14,916,000	$19,505,000	$34,421,000
Asia	3,172,000	34,000	3,206,000
Europe	4,916,000	251,000	5,167,000
Other	246,000	661,000	907,000
Total	$23,250,000	$20,451,000	$43,701,000

Total Revenue by Contract Type
Firm-fixed price	$23,250,000	$2,266,000	$25,516,000
Non-Firm Fixed price	-	18,185,000	18,185,000
Total	$23,250,000	$20,451,000	$43,701,000

Total Revenue by Major Customer Type
U.S. government revenue	$114,000	$18,937,000	$19,051,000
U.S. commercial revenue	14,873,000	568,000	15,441,000
Foreign commercial and other revenue	8,263,000	946,000	9,209,000
Total	$23,250,000	$20,451,000	$43,701,000

Total Revenue by Major Products/Services
Optical components	$23,057,000	$-	$23,057,000
Contract research	-	19,785,000	19,785,000
Other products and services	193,000	666,000	859,000
Total	$23,250,000	$20,451,000	$43,701,000

Total Revenue by Timing of Recognition
Goods/services transferred over time	$2,326,000	$19,840,000	$22,166,000
Goods transferred at a point in time	20,924,000	611,000	21,535,000
Total	$23,250,000	$20,451,000	$43,701,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales. The amounts billed for shipping and included in net revenue were approximately $31,000 and $40,000 for the years ended September 30, 2019 and 2018, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, direct project costs, supplies and other related costs. Substantially all the Innovation and Development segment’s cost of revenue relates to research contracts performed by RMD which are in turn billed to the contracting party. Amounts of research and development included within cost of revenue for the years ended September 30, 2019 and 2018 were $12.4 million and $9.9 million, respectively. Research and development for the Company’s other businesses totaled $0.6 million and $0.8 million in fiscal years 2019 and 2018, respectively.

Unbilled Receivables

Unbilled receivables relate to research and development contracts and consists of actual costs incurred plus fees in excess of billings at contractual rates.

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the consolidated statements of operations. Such costs aggregated approximately $0.3 and $0.4 million for the years ended September 30, 2019 and 2018, respectively. Xcede capitalizes its patents which totaled $0 and $0.1 million at September 30, 2019 and 2018, respectively. In fiscal year 2018, Xcede recorded an impairment of $0.2 million.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

SEPTEMBER 30, 2019 and 2018

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

SEPTEMBER 30, 2019 and 2018

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

SEPTEMBER 30, 2019 and 2018

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended September 30, 2019 and 2018 was approximately $143,000 and $145,000, respectively.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

Due to the Tax Cuts and Jobs Act (“2017 Tax Act”) that was signed into law on December 22, 2017, the Company estimated and accounted for the tax implications of the 2017 Tax Act and the resultant changes are reflected in the current financial statements. The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded an income tax expense of $0.7 million related to such re-measurement in 2018. The 2017 Tax Act provided for a one-time transition tax is based on the total unremitted earnings of a company’s foreign subsidiaries which has previously been deferred from U.S. income taxes. The Company recorded an estimated provision for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.2 million in 2018 and an income tax benefit of $0.07 million in 2019. As of September 30, 2018, the Company has completed its accounting for the tax effects of the 2017 Tax Act. See Note 9 – Income Taxes.

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

For purposes of computing diluted earnings per share for the years ended September 30, 2019 and 2018, no common stock options were included in the calculation of dilutive shares as all of the 95,602 and 160,537 common stock options outstanding, respectively, had exercise prices above the current quarterly average market price per share and their inclusion would be anti-dilutive.

The computations of the weighted shares outstanding for the years ended September 30 are as follows:

	2019	2018
Weighted average shares outstanding
Basic	17,053,085	17,161,825
Effect of dilutive securities
Stock Options	-	-
Restricted Stock	-	9,698
Dilutive Average Shares Outstanding	17,053,085	17,171,523

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) represents cumulative translation adjustments related to Hilger, the Company’s foreign subsidiary. The Company presents comprehensive income and losses in the consolidated statements of operations and comprehensive income (loss).

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

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains allowances for potential credit losses and has not experienced any significant losses related to the collection of its accounts receivable. As of September 30, 2019 and 2018, approximately $1,145,000 and $1,724,000 or 26% and 40% of the Company’s accounts receivable are due from foreign sales.

The Company maintains cash and cash equivalents at various financial institutions in New Jersey, Massachusetts and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Hilger also maintains cash and cash equivalents at a financial institution in the U.K. Accounts at this institution are insured by the Financial Services Compensation Scheme, the U.K.’s deposit guarantee scheme, up to £75,000. At September 30, 2019 and 2018, the Company's uninsured bank balances totaled approximately $0.1 million and $2.0 million, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

Recent Accounting Pronouncements

Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. In May 2017, the FASB issued ASU 2017-10 which provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor. This update was effective for the Company in the fiscal year beginning October 1, 2018, at the time the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company implemented this ASU on October 1, 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

SEPTEMBER 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company implemented this guidance in the fiscal year beginning October 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

SEPTEMBER 30, 2019 and 2018

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

Each share of Series A Preferred and Series B Preferred (together “the Preferred Stock”) is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Xcede common stock (“Common Stock”) as determined by dividing the original issue price, as defined, by the conversion price in effect on the date of conversion, which is 1:1. Each holder of the Preferred Stock is entitled to one vote for each share of Common Stock that the holder of the Preferred Stock would be entitled to receive upon the conversion of the holder’s Preferred Stock into Common Stock. Upon any liquidation event, which includes certain change of control events, following payment of pre-equity distributions, the remaining proceeds or net assets of Xcede shall be paid and distributed in the following amounts and order of priority: (1) to satisfy the liquidation preference payment due to each holder of Series B Preferred, (2) to satisfy the liquidation preference payment due to each holder of Series A Preferred, (3) payment in full of any acquisition transaction payment, and (4) the remaining assets available to be distributed ratably among the holders of the Common Stock. If a liquidation event were to occur, the Series A Preferred’s liquidation value would be $1.016 per share and Series B Preferred’s liquidation value would be $1.27 per share. As of September 30, 2019, the liquidation value of the Series B Preferred would be approximately $1.5 million and the Series A Preferred would be approximately $5.5 million, of which $2.4 million is DBM’s portion and $3.1 million would be attributed to noncontrolling shareholders.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 3 – Xcede Technologies, Inc. Joint Venture (continued)

As of September 30, 2019, DBM owned approximately 63% of Xcede’s outstanding Common Stock and Preferred Stock and, as a result, Xcede is included in the Company’s consolidated balance sheets, results of operations and cash flows. Due to the Series A Preferred having a liquidation preference and therefore not representing a residual interest, cumulative net losses of Xcede are attributed only to common stockholders in accordance with common stock ownership. Noncontrolling interest represents the value of the Series A Preferred and common stock not owned by DBM plus 17% of cumulative losses of Xcede based on the 17% common stock ownership held by noncontrolling interests.

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

In light of the foregoing, Xcede has halted clinical trial preparations at this time and has curtailed its operations to a minimal level while it evaluates alternatives, including the viability of modifying the Xcede Patch to address the shortcomings cited by CBI and/or the possible sale or license of Xcede IP assets, subject to amending CBI’s security interest. Additionally, Xcede and the Company’s RMD subsidiary have begun an investigation of possible continued development of the Xcede Patch, which includes seeking government funding of this development. In September 2019, Xcede and RMD resubmitted an application for a Phase I SBIR grant for $225,000. There can be no assurances with respect to any such alternatives or that any additional outside funding to continue development of the Xcede Patch will be available to Xcede.

Note 4 – Inventories

Inventories, net of reserves, at September 30, 2019 and 2018, consisted of the following:

	2019	2018
Raw Materials	$2,484,000	$2,362,000
Work-in-Process	1,023,000	890,000
Finished Goods	1,139,000	854,000
	$4,646,000	$4,106,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 5 - Property, Plant and Equipment

Property, plant and equipment, at September 30, 2019 and 2018, consist of the following:

	2019	2018
Land	$151,000	$158,000
Building and improvements	3,743,000	3,591,000
Machinery and equipment	14,458,000	14,086,000
Office furniture and fixtures	1,354,000	1,239,000
Transportation equipment	-	53,000
	19,706,000	19,127,000
Less accumulated depreciation	(12,113,000)	(11,029,000)
	$7,593,000	$8,098,000

Depreciation expense for the years ended September 30, 2019 and 2018 was $1,312,000 and $1,145,000, respectively.

Note 6 – Intangible Assets

Intangible assets, at September 30, 2019 and 2018, consist of the following:

	Useful	Gross	Accumulated
September 30, 2019	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$682,000	$632,000	$50,000
Know How	15	512,000	384,000	128,000
Trade Name	Indefinite	257,000	-	257,000
Patents	20	223,000	31,000	192,000
Biomedical Technologies	5	260,000	260,000	-
		$1,934,000	$1,307,000	$627,000

	Useful	Gross	Accumulated
September 30, 2018	Life (years)	Amount	Amortization	Net
Acquired Customer Base	5 to 15	$719,000	$601,000	$118,000
Know How	15	512,000	350,000	162,000
Trade Name	Indefinite	272,000	-	272,000
Patents	20	223,000	20,000	203,000
Biomedical Technologies	5	260,000	260,000	-
		$1,986,000	$1,231,000	$755,000

Amortization expense for the years ended September 30, 2019 and 2018 was $108,000 and $112,000, respectively. In fiscal year 2018, the Company recorded an impairment loss of $182,000.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 6 – Intangible Assets (continued)

Estimated amortization expense for each of the next five fiscal years is as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Acquired Customer Base	$50,000	$-	$-	$-	$-	$-	$50,000
Know How	34,000	34,000	34,000	26,000	-	-	128,000
Patents	11,000	11,000	11,000	11,000	11,000	137,000	192,000
	$95,000	$45,000	$45,000	$37,000	$11,000	$137,000	$370,000

Note 7 – Goodwill

The changes to goodwill during the years ended September 30, 2019 and 2018 are summarized as follows:

	Innovation &
	Development	Optics	Total
Goodwill at September 30, 2017	$4,939,000	$1,001,000	$5,940,000
Currency translation on Hilger Crystals	-	(40,000)	(40,000)
Goodwill at September 30, 2018	$4,939,000	$961,000	$5,900,000
Currency translation on Hilger Crystals	-	(79,000)	(79,000)
Goodwill at September 30, 2019	$4,939,000	$882,000	$5,821,000

With respect to the Company's annual goodwill impairment testing performed during the fourth quarter of fiscal year 2019, step one of the testing determined the estimated fair value of RMD (included in the Innovation and Development segment) and Hilger (included in the Optics segment) reporting units exceeded their carrying value by more than 20%. Accordingly, the Company concluded that no impairment had occurred and no further testing was necessary.

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

The step one test for the Hilger reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions. The Company relied on a weighted average cost of capital of 15% for this reporting unit which takes into consideration certain industry and specific premiums. The Company utilized a long term growth rate of approximately 3% for this reporting unit which considers industry research and management’s expectations as to the prospects for long term growth in this industry.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 7 – Goodwill (continued)

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

Note 8 – Debt

As of September 30, 2019, the Company is in compliance with the financial covenants included in its outstanding indebtedness.

Senior Debt

The Company currently has a loan and security agreement with Middlesex Savings Bank (“Middlesex”) for general corporate purposes, as well as a $4.0 million line of credit note and an annual $1.0 million equipment line of credit agreement with a one year draw period in which the outstanding balance will be converted into a five year term note on the one year anniversary.

The loan and security agreement, the line of credit note and the equipment line of credit are secured by (i) a security interest in substantially all of the Company’s personal property and (ii) sixty-five percent (65%) of Dynasil’s equity interests in its U.K. subsidiary, Hilger Crystals, Ltd. Under the Note, the borrowing base is determined monthly based on eligible billed and unbilled accounts receivable and eligible inventory.

On July 31, 2018, the Company converted the outstanding balance on the original equipment line of credit with Middlesex of approximately $750,000 into a five year term note with an interest rate of 5.66%. Additionally, on August 9, 2018, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2019. As part of the renewal process and due to the additional credit being extended to the Company, the Middlesex loan and security agreement was amended on August 9, 2018 to change the maximum debt leverage ratio covenant to 2.5x from 3.0x.

On April 30, 2019, the Company converted the outstanding balance on the equipment line of credit with Middlesex of approximately $484,000 into a five year term note with an interest rate of 5.17%, which will be repaid in equal monthly installments from May 2019 through April 2024. Additionally, on May 1, 2019, the Company’s equipment line of credit was renewed for $750,000 through April 30, 2020, at which time the outstanding balance will be converted into a five year term note. Additionally, a modification was made to the borrowing base under the revolving line of credit note to increase the percentage of eligible accounts receivable available for borrowing from 80% to 85% and to eliminate unbilled receivables as a category in obtaining advances under the revolving line of credit.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 8 – Debt (continued)

Senior Debt (continued)

On August 5, 2019, the Company entered into a Loan Modification Agreement with Middlesex to modify the loan and security agreement, by and between the Company and Middlesex, to allow for the exclusion of certain transaction-related expenses from the calculation of EBITDA.

On December 23, 2019, the Company and Middlesex entered in an agreement to extend the terms of the existing term loan and line of credit from May 2020 to April 2022, at which time all outstanding principal and unpaid interest will be due and payable. The new agreement includes a modification of the terms of the line of credit’s interest rate to add, at the Company's election, the option of the LIBOR Benchmark Rate, plus two and one-half of one (2.50%) percent per annum, in addition to the existing rate of the Lender's Prime Rate, but in no event less than three and one-quarter of one (3.25%) percent. Additionally, the $750,000 availability under the existing equipment line of credit has been extended through December 2020.

As of September 30, 2019, approximately $0.9 million was due under the revolving line of credit with Middlesex and the total availability was $3.1 million. As of September 30, 2019, no amount was outstanding under the equipment line of credit with Middlesex.

Subordinated Debt

The Company and Massachusetts Capital Resource Company (“MCRC”) entered into a Note Purchase Agreement (the “Agreement”) in July of 2012 in which the Company issued and sold to MCRC a $3.0 million subordinated note (the “Original MCRC Note”) for a purchase price of $3.0 million. The Original MCRC Note provided for interest at the rate of ten percent (10%) per annum, with interest to be payable monthly on the last day of each calendar month and principal payments of $130,000 beginning on September 30, 2015, and on the last day of each calendar month thereafter through and including July 31, 2017.

This Original MCRC Note was amended in 2015 to adjust the interest rate to six percent (6%) in connection with a prepayment of $2.0 million.

On January 3, 2018, the Company amended the Agreement with MCRC to reinstate the interest only payment requirements of the loan and defer principal repayment requirements to November 30, 2018. Such amendment also increased the interest rate of the Original MCRC Note from six percent (6%) to seven percent (7%) per annum.

On November 27, 2018, the Company amended the Agreement with MCRC to reinstate the interest only payment requirements of the Original MCRC Note and defer principal repayment requirements to November 30, 2019. Such amendment also extended the maturity date from July 31, 2019 to November 30, 2021.

On May 7, 2019, the Company received a waiver from MCRC to terms of the Agreement to allow and permit the Company’s proposed transaction to delist its Common Stock from the Nasdaq Stock Market, including the 1-for-8,000 reverse stock split on its outstanding shares of Common Stock (the “Reverse Split”), the payment of cash to stockholders subsequent to the Reverse Split who hold only a fractional interest, and the subsequent forward stock split of 8,000-for-1 to restore the remaining shareholders to their original share ownership as of immediately prior to the Reverse Split (for additional information, see Note 10, “Stockholders Equity”).

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 8 – Debt (continued)

Subordinated Debt (continued)

In connection with the events described above, on August 6, 2019, the Company entered into a Note Purchase Agreement with MCRC in which the Company borrowed an additional $2,000,000 in cash and replaced the Original MCRC Note which had an outstanding principal amount of $865,216, for an aggregate principal amount of $2,865,216 which will be due July 31, 2026 and bears eight (8%) percent interest per annum (the “Consolidated Note”). Until August 31, 2022 the Consolidated Note will require interest only payments, followed by principal and interest payments for the remaining four years of the Consolidated Note. Until August 31, 2021, the Company is subject to early-payback penalties. As a result of this amendment to the Agreement, the debt balance as of September 30, 2019 with MCRC was classified as long-term.

Under the terms of the Agreement and a Subordination Agreement dated August 6, 2019, MCRC and any successor holder of the Subordinated Note have agreed that the payment of the principal and interest on the Subordinated Note is subordinated in right of payment, to the prior payment in full of all indebtedness of the Company for money borrowed from banks or other institutional lenders at any time outstanding.

The Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Agreement contains financial covenants by the Company (as further defined in the Agreement) that (i) impose a Consolidated Maximum Leverage Ratio (consolidated total funded debt to consolidated EBITDA) equal to or less than 4.0 to 1.0 for each rolling four quarter period ending on or after September 30, 2019, and (ii) require a Debt Service Coverage Ratio of at least 1.10 to 1.0 for the prior 12 month period (EBITDA excluding non-cash and/or non-recurring expenditures, effective for the subsequent three fiscal quarters to give effect to the trailing twelve month testing periods for this covenant, minus unfinanced capital expenditures, minus dividends and distributions, minus cash taxes paid for ongoing operations, divided by scheduled interest and principal payments made on all debt) of not less than 1.10 to 1.00 for each rolling four quarter period ending on or after September 30, 2019. Non-recurring expenditures include without limitation, up to $750,000 of certain expenditures incurred in the de-listing of certain of the Company’s stock from NASDAQ and the deregistration of the Company’s common stock for the fiscal quarters ending June 30, 2019, September 30, 2019 and December 31, 2019 only.

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 8 – Debt (continued)

Other Debt

The Company’s RMD and Optometrics subsidiaries entered into equipment financing notes payable in connection with the purchase of certain equipment. Optometrics entered into equipment financing notes payable with two government agencies for up to $0.5 million bearing interest at 5% to 5.25% which were repayable in monthly installments over a five year period. RMD entered into equipment financing notes payable with a private equipment funding source bearing interest at 8.7% to 14.59% which were repayable in monthly installments through July 2019. All three of these notes were fully paid during the year ended September 30, 2019.

In November 2016, Xcede entered into an additional Services Agreement, a Secured Promissory Note, a Loan Agreement, a Security Agreement and an Intellectual Property Security Agreement (collectively the “Note Agreement”) with Cook Biotech, Inc. (CBI), in which CBI committed to fund the pre-clinical testing of, and subject to the receipt of applicable regulatory approvals to initiate first in human clinical trials for, the Xcede Patch. Under the terms of the Note Agreement, in exchange for the services performed by CBI, Xcede has committed to a multiple draw credit facility in the aggregate amount not to exceed $1.5 million, with three draws of principal available, each in the amount of $500,000, upon satisfaction of conditions identified in the Note Agreement. The principal amounts outstanding bear interest at a fixed rate of 2% and are secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement, all the rights to the data and work product arising from the clinical trial being performed under the Services Agreement, all regulatory approvals for the Xcede Patch, all patent and patent applications owned or controlled by Xcede, and all trademark and service mark registrations and applications. The outstanding principal and unpaid interest are due and payable in full at the earlier of closing of an acquisition transaction or December 31, 2025. The note was recorded at fair value at issuance net of unamortized discount based on an imputed interest rate of 5.4%. On July 20, 2018, Xcede received a notice of termination from CBI, which included CBI’s assertion that the foregoing study results trigger an immediate repayment of the $500,000 promissory note owed by Xcede to CBI under the Note Agreement and cancelled the remaining availability under the Note Agreement. While Xcede vigorously contests this assertion, at this time it is unclear how this matter will be resolved between Xcede and CBI. The Company carries the promissory note in short-term debt. During the twelve months ended September 30, 2018, upon termination of the CBI agreements, research and development expense of $35,000 was recorded to accrete the note to face value. As of September 30, 2019, Xcede had $0.5 million of outstanding indebtedness owed to CBI. See Note 3 – Xcede Technologies, Inc. Joint Venture.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 8 – Debt (continued)

Debt at September 30, 2019 and 2018 is summarized as follows:

	2019	2018
Term note payable to Middlesex Savings Bank. The note payable to Middlesex is due in monthly installments of $37,000 for principal and interest through February 2021. The interest rate is 4.52% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	$614,000	$1,024,000
Equipment term note payable to Middlesex Savings Bank. The note payable to Middlesex is due in monthly installments of $14,000 for principal and interest through July 2023. The interest rate is 5.66% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	596,000	742,000
Equipment term note payable to Middlesex Savings Bank. The note payable to Middlesex is due in monthly installments of $9,000 for principal and interest through April 2024. The interest rate is 5.17% and the note is secured by an interest in substantially all of the Company's personal property and sixty-five percent of the Company's equity interests in its UK subsidiary, Hilger Crystals, Ltd.	448,000	-
Note payable to Town of Ayer Industrial Development Finance Authority (Ayer) for an equipment line of credit made with Dynasil subsidiary Optometrics. The note payable to Ayer was due in monthly installments totaling $17,000 per year and was amortized over ten years with a balloon payment at five years from the date of the note. The interest rate was 5.00%. The note was secured by an interest in the equipment purchased with the line.	-	122,000
Note payable to Massachusetts Development Finance Agency (MDFA) for promissory note made with Dynasil subsidiary Optometrics. The note payable to MDFA was due in monthly installments of $6,000 for principal and interest through March, 2019. The interest rate was 5.25%. The note was secured by an interest in substantially all of Optometric's personal property.	-	36,000
Subordinated note payable to Massachusetts Capital Resource Company in monthly installments of $5,000 through November 2019 for interest only, followed by monthly payments of $39,000 of interest and principal through November 2021. The interest rate was fixed at 7.00%. Subordinated note was refinanced and combined with consolidated subordinated note payable to Massachusetts Capital Resource Company.	-	865,000
Consolidated subordinated note payable to Massachusetts Capital Resource Company in monthly installments of $19,000 through July 2022 for interest only, followed by monthly payments of $70,000 of interest and principal through July 2026. The interest rate is fixed at 8.00%.	2,865,000	-
Note payable to Leaf Capital Funding, LLC (Leaf) for equipment financing with Dynasil subsidiary RMD. The note payable to Leaf was due in monthly installments of $1,000 for principal and interest through July 2019. The interest rate was 8.70%. The note was secured by an interest in the financed equipment.	-	14,000
Xcede Note agreement with Cook Biotech Inc. to fund pre-clinical testing for Xcede. Credit draw not to exceed $1.5 million, in three draws of $500,000 upon satisfaction of conditions in Note Agreement. Upon termination of the CBI note the remaining $1.0 million is no longer available. Note bears interest at a rate of 2% and is secured by all the rights of Xcede under the Development Agreement, Supply Agreement, and License Agreement. The note was recorded at inception at fair value net of unamortized discount based on an imputed interest rate of 5.4%. During the year ended September 30, 2018, R&D expense of $35,000 was recorded to accrete the note to face value.	528,000	518,000
Total Debt	$5,051,000	$3,321,000
Less current portion	(1,189,000)	(1,246,000)
Long term portion	3,862,000	2,075,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 8 – Debt (continued)

The aggregate maturities of debt based on the payment terms of the agreement are as follows:

For the years ending on September 30:

2020	$1,189,000
2021	430,000
2022	361,000
2023	886,000
2024	758,000
Thereafter	1,427,000
$5,051,000

There was no unamortized debt issuance costs for the years ended September 30, 2019 and 2018. There was no amortization expense for the years ended September 30, 2019 and 2018.

Note 9 – Income Taxes

Income (loss) before the provision (benefit) for income taxes consists of the following:

	2019	2018
Domestic	$(513,000)	$(67,000)
Foreign	303,000	49,000
Total	$(210,000)	$(18,000)

The provision (benefit) for income taxes in the accompanying consolidated financial statements consists of the following:

	2019	2018
Current
Federal	$(74,000)	$124,000
State	14,000	15,000
Foreign	(40,000)	(32,000)
Total current	$(100,000)	$107,000
Deferred
Federal	$169,000	$(183,000)
State	120,000	(1,508,000)
Foreign	(7,000)	(24,000)
Total deferred	282,000	(1,715,000)
Total provision (benefit)	$182,000	$(1,608,000)

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 9 – Income Taxes (continued)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	2019	2018
Federal statutory rate	21.00%	24.28%

State rate, net of federal benefit	-36.16%	-9.29%
Permanent differences	-45.18%	**
Change in valuation allowance	-66.33%	**
Foreign rate differential and other	27.80%	**
Federal impact under TCJA	34.29%	**
Tax credits genereated in foreign jurisdictions	60.23%	**
Non-deductible related de-registration costs	-82.62%	**
Effective tax rate	-86.97%	8703.64%

** These values are not meaningful. Please see the subsequent paragraphs of this note for more detailed explanations.

Net deferred tax assets (liabilities) consisted of the following at September 30, 2019:

	Domestic	Foreign	Worldwide
Deferred tax assets
Credits	$3,501,000	$-	$3,501,000
NOLs	2,974,000	24,000	2,998,000
Stock compensation	202,000	-	202,000
Accruals	310,000	-	310,000
Other	126,000	-	126,000
Gross deferred tax assets	7,113,000	24,000	7,137,000

Valuation allowance	(1,916,000)	-	(1,916,000)
Net deferred tax assets	5,197,000	24,000	5,221,000

Deferred tax liabilities
Depreciation	(1,194,000)	(157,000)	(1,351,000)
Intangibles	41,000	(52,000)	(11,000)
Other	-	-	-
Gross deferred tax liabilities	(1,153,000)	(209,000)	(1,362,000)

Net deferred tax asset (liability)	$4,044,000	$(185,000)	$3,859,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 9 – Income Taxes (continued)

Net deferred tax assets (liabilities) consisted of the following at September 30, 2018:

	Domestic	Foreign	Worldwide
Deferred tax assets
Credits	$3,530,000	$-	$3,530,000
NOLs	3,235,000	25,000	3,260,000
Stock compensation	203,000	-	203,000
Accruals	209,000	-	209,000
Other	109,000	-	109,000
Gross deferred tax assets	7,286,000	25,000	7,311,000

Valuation allowance	(1,777,000)	-	(1,777,000)
Net deferred tax assets	5,509,000	25,000	5,534,000

Deferred tax liabilities
Depreciation	(1,168,000)	(164,000)	(1,332,000)
Intangibles	(7,000)	(66,000)	(73,000)
Gross deferred tax liabilities	(1,175,000)	(230,000)	(1,405,000)

Net deferred tax asset (liability)	$4,334,000	$(205,000)	$4,129,000

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

SEPTEMBER 30, 2019 and 2018

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

The valuation allowance will continue to be addressed independently for the Company and Xcede, instead of on a consolidated basis. The net change in the valuation allowances for the years ending September 30, 2019 and 2018 was $0.1 million and ($0.6) million, respectively.

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, which was effective on December 22, 2017, significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of September 30, 2019, the Company has completed its accounting for the tax effects of the 2017 Tax Act.

The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded an income tax expense of $0.7 million related to such re-measurement in 2018.

The one-time transition tax is based on the total unremitted earnings of the Company’s foreign subsidiary, Hilger, which has previously been deferred from U.S. income taxes. The Company recorded an estimated provision for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $0.2 million in 2018 and an income tax benefit of $0.07 million in 2019.

As of September 30, 2019 and 2018, the Company has federal net operating losses of $8.5 million and $9.0 million, respectively. Included in the balance as of September 30, 2019 are federal operating losses of $1.2 million that have an indefinite carryforward period. As of September 30, 2019 and 2018, the Company has state net operating losses of $17.0 million and $19.3 million, respectively. The federal and state net operating losses begin expiring in 2033 and 2026, respectively. At September 30, 2019 and 2018, the Company has foreign net operating loss carryforwards of approximately $144,000 and $147,000, respectively which can be carried forward indefinitely.

As of September 30, 2019 and 2018, the Company has federal research credits of $2.9 million and $2.9 million, respectively. The $2.9 million primarily resulted from a benefit in the second quarter of 2018 related to R&E tax credits for the years ended 2013 through 2016. The federal credits begin expiring in fiscal year 2030. As of September 30, 2019 and 2018, the Company has state research credits of $815,000 and $852,000, respectively. The state credits begin expiring in fiscal year 2027.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 9 – Income Taxes (continued)

As of September 30, 2019 and 2018, the Company has no unrecorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statement of operations. As of September 30, 2019 and 2018, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and the United Kingdom. At September 30, 2018, domestic tax years from fiscal 2012 through fiscal 2018 remain open to examination by the United States taxing authorities and tax years 2016 through 2019 remain open in the United Kingdom.

Note 10 – Stockholders’ Equity

Stock Based Compensation

The Company adopted Stock Incentive Plans in 1996, 1999 and 2010 (the “Plans”) which provide for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company’s common stock. The Plans also allow eligible persons to be issued shares of the Company’s common stock either through the purchase of such shares or as a bonus for services rendered to the Company. Shares are generally issued at the fair market value on the date of issuance. The maximum number of shares of common stock which may be issued under the 2010 Stock Incentive Plan is 6,000,000, of which 2,962,827 and 3,166,698 shares of common stock are available for future purchases under the plan, at September 30, 2019 and 2018, respectively. Options are generally exercisable at the fair market value or higher on the date of grant over a three to five year period currently expiring through 2020.

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

The Company’s Xcede joint venture adopted an Equity Incentive Plan in 2013 which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares in Xcede’s common stock. The options granted generally vest over a 3 year period. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for Company stock options. Because Xcede is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to Xcede. As of September 30, 2019, 1,699,044 options remained in this plan.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 10 – Stockholders’ Equity (continued)

Stock Based Compensation (continued)

Stock compensation expense is recorded in general and administrative expenses and is presented below for the years ended September 30, 2019 and 2018:

	2019	2018
Stock Grants	$282,000	$287,000
Restricted Stock Grants	34,000	55,000
Option Grants	-	17,000
Employee Stock Purchase Plan	3,000	3,000
Subsidiary Option Grants	43,000	95,000
Total	$362,000	$457,000

At September 30, 2019 there was approximately $18,000 in unrecognized stock compensation cost for Dynasil which is expected to be recognized over a period of fifteen months. At September 30, 2019, the Company’s Xcede joint venture had no unrecognized stock compensation.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 10 – Stockholders’ Equity (continued)

Restricted Stock Grants

A summary of restricted stock activity for the years ended September 30, 2019 and 2018 is presented below:

Restricted Stock Activity for the Year ended September 30, 2019	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2018	60,000	$1.61

Granted	-
Vested	(35,000)	$1.68
Cancelled	(10,000)	1.70
Nonvested and expected to vest at September 30, 2019	15,000	$1.37

Restricted Stock Activity for the Year ended September 30, 2018	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2017	70,000	$1.73

Granted	20,000	$1.37
Vested	(30,000)	$1.73
Cancelled	-	-
Nonvested and expected to vest at September 30, 2018	60,000	$1.61

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 10 – Stockholders’ Equity (continued)

Stock Option Grants

A summary of stock option activity for the years ended September 30, 2019 and 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remain Contractual Term (in Years)
Balance at September 30, 2017	196,769	$1.98	1.64
Outstanding and exercisable at September 30, 2017	196,769	$1.98	1.64
Granted	-	-
Exercised	-	-
Cancelled	(36,232)	1.82
Balance at September 30, 2018	160,537	$2.01	0.93
Outstanding and exercisable at September 30, 2018	160,537	$2.01	0.93
Granted	-	-
Exercised	-	-
Cancelled	(64,935)	2.33
Balance at September 30, 2019	95,602	$1.80	0.34
Outstanding and exercisable at September 30, 2019	95,602	$1.80	0.34

During the years ended September 30, 2019 and 2018, no stock options were granted or exercised.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 10 – Stockholders’ Equity (continued)

Subsidiary Stock Option Grants

A summary of Xcede stock option activity for the years ended September 30, 2019 and 2018 is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (in Years)
Balance, expected to vest, at September 30, 2017	1,375,956	1.00	8.70
Outstanding and exercisable at September 30, 2017	923,617	1.00	8.30
Granted	-	-
Exercised	-	-
Cancelled	(75,000)	1.00
Balance, expected to vest, at September 30, 2018	1,300,956	1.00	7.31
Outstanding and exercisable at September 30, 2018	1,229,685	1.00	7.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, expected to vest, at September 30, 2019	1,300,956	1.00	6.10
Outstanding and exercisable at September 30, 2019	1,300,956	1.00	6.10

Employee Stock Purchase Plan

On December 13, 2018, the Company adopted a Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”). The existing plan was amended to extend the termination date to September 30, 2030. The ESPP permits substantially all employees to purchase up to $20,000 of common stock per calendar year at a purchase price of 85% of the fair market value of the shares. Under the ESPP, a total of 450,000 shares have been reserved for issuance of which 368,204 and 350,751 shares have been issued as of September 30, 2019 and 2018, respectively.

During the years ended September 30, 2019 and 2018, 17,453 shares and 15,896 shares of common stock were issued under the ESPP for aggregate purchase prices of $14,338 and $17,480, respectively. On May 1, 2019, the Board of Directors voted to suspend the ESPP following the purchases made under the ESPP on June 29, 2019. The ESPP remained suspended as of September 30, 2019.

Reverse and Forward Stock Split Transaction

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

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 10 – Stockholders’ Equity (continued)

Reverse and Forward Stock Split Transaction (continued)

Following the Special Meeting, the Company filed certificates of amendment to the Certificate of Incorporation with the State of Delaware to effect the Reverse Stock Split, followed immediately by the Forward Stock Split, both effective on August 7, 2019 at 5:01 and 5:02 p.m., respectively. As a result of the Transaction, each stockholder owning fewer than 8,000 shares of the Company’s common stock immediately prior to the effective time of the Reverse Stock Split became entitled to receive $1.15 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split. As a result of the Transaction, based on information provided to the Company by its transfer agent, Continental Stock Transfer & Trust Company, and the Depository Trust Company (DTC), 2,825,268 pre-split shares of common stock were due to be exchanged for cash and returned to the Company’s Treasury Stock. The aggregate amount that was payable by the Company to the former holders of such shares was approximately $3,249,000.

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

The Company gave notice to The Nasdaq Stock Market (“Nasdaq”) of its intent to voluntarily delist its common stock and to withdraw the registration of its common stock with the Securities and Exchange Commission (SEC). The Company filed a Form 25 Notification of Removal From Listing with the SEC on August 19, 2019. As a result, the Company shares are no longer listed on Nasdaq. The Company intends to file a Form 15 with the SEC on the date of the filing of this Form 10-K to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act.

Note 11– Retirement Plans

Defined Contribution Plans

The Company has retirement savings plans available to substantially all full time employees which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401k Plans”) or similar laws in the United Kingdom. The Company recorded an expense of approximately $194,000 and $179,000, for the twelve months ended September 30, 2019 and 2018, respectively, for the Company contributions to these plans.

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 12 – Lease Agreements

Capital Leases

The Company has entered into long-term capital lease agreements for purchases of various computer and telephone equipment at a weighted average interest rate of 7.7%. At September 30, 2019 and 2018, the remaining principal payments due under all capital leases were $52,000 and $92,000, respectively. Aggregate minimum annual principal and interest obligations at September 30, 2019, under non-cancelable leases are as follows:

	2020	2021	2022	2023	2024	Total
Capital Lease Obligations	$35,000	$21,000	$-	$-	$-	$56,000

Property Leases

The Company has non-cancelable operating lease agreements, primarily for property, that expire through 2025. One of the Company’s facilities is leased from a company controlled by the estate of the former owner of RMD. This building is leased as a month-to-month tenancy and will continue until terminated by either the Company, with not less than six months’ prior written notice, or the facility’s owner, with not less than three years’ prior written notice (see Note 13). Rent expense for the years ended September 30, 2019 and 2018 amounted to $1.6 million. Future non-cancelable minimum lease payments under property leases as of September 30, 2019 are as follows:

Years ending September 30,

2020	$986,000
2021	335,000
2022	204,000
2023	100,000
2024	102,000
thereafter	44,000
Total	$1,771,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 13 - Related Party Transactions

During the years ended September 30, 2019 and 2018, building lease payments of $1,160,000 and $1,140,000, respectively were paid to Charles River Realty which is owned by The Gerald Entine 1988 Family Trust (the “Entine Trust”). The late Dr. Entine was a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock until his death in May of 2018. The Entine Trust retains a greater than 5% beneficial ownership in the Company’s stock.

In October 2013, the Company’s subsidiary, Dynasil Biomedical, formed Xcede Technologies, Inc., a joint venture with Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. As of September 30, 2019, officers and directors of the Company collectively own the equivalent of 13.4% of Xcede’s outstanding common stock.

Note 14 - Vendor Concentration

The Company purchased $1.5 million and $1.7 million respectively, of its raw materials from one supplier during the years ended September 30, 2019 and 2018. As of September 30, 2019 and 2018, amounts due to this supplier included in accounts payable were $57,000 and $258,000, respectively.

Note 15 – Supplemental Disclosure of Cash Flow Information

	2019	2018
Cash Paid during the year for:
Interest	$199,000	$148,000

Income taxes (refunds)	$(29,000)	$(78,000)

Non cash activities:
Equipment line of credit to term note conversion	$484,000	$-
Xcede stock surrender of Series A Preferred	18,000	-
Assets purchased under capital leases	-	12,000
Refinance of Massachusetts Capital Resource Company Note	865,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

SEPTEMBER 30, 2019 and 2018

Note 16 – Segment, Customer and Geographical Reporting (continued)

The Company’s segment information is summarized below:

Results of Operations for the Fiscal Year Ended September 30,
2019
	Optics	Innovation and Development	Biomedical	Total
Revenue	$23,250,000	$20,451,000	$-	$43,701,000
Gross profit	7,939,000	8,135,000	-	16,074,000
GM %	34%	40%	-	37%
Operating expenses	7,853,000	8,086,000	123,000	16,062,000
Impairment of long-lived assets	-	-	-	-
Operating income (loss)	86,000	49,000	(123,000)	12,000

Depreciation and amortization	1,165,000	241,000	14,000	1,420,000
Capital expenditures	716,000	177,000	-	893,000

Intangibles, net	307,000	128,000	192,000	627,000
Goodwill	882,000	4,939,000	-	5,821,000
Total assets	$20,520,000	$10,112,000	$195,000	$30,827,000

Results of Operations for the Fiscal Year Ended September 30,
2018
	Optics	Innovation and Development	Biomedical	Total
Revenue	$23,053,000	$17,628,000	$-	$40,681,000
Gross profit	7,667,000	7,569,000	-	15,236,000
GM %	33%	43%	-	37%
Operating expenses	7,003,000	7,072,000	817,000	14,892,000
Impairment of long-lived assets	-	-	182,000	182,000
Operating income (loss)	664,000	497,000	(999,000)	162,000

Depreciation and amortization	1,006,000	237,000	14,000	1,257,000
Capital expenditures	2,033,000	211,000	73,000	2,317,000

Intangibles, net	390,000	162,000	203,000	755,000
Goodwill	961,000	4,939,000	-	5,900,000
Total assets	$22,946,000	$8,376,000	$210,000	$31,532,000

DYNASIL CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

Note 16 – Segment, Customer and Geographical Reporting (continued)

Customer Financial Information

For both the years ended September 30, 2019 and September 30, 2018, there was one customer that represented 10% of the total Optics segment revenue.

For the years ended September 30, 2019 and 2018, the top three customers for the Innovation and Development segment were each various agencies of the U.S. Government. For the years ended September 30, 2019 and 2018, these customers made up 61% and 60%, respectively, of Innovation and Development revenue.

The Biomedical segment did not have any revenue in the years ending September 30, 2019 and 2018.

Geographic Financial Information

Revenue by geographic location in total and as a percentage of total revenue, for the years ended September 30, 2019 and 2018 are as follows:

	2019		2018
Geographic Location	Revenue	% of Total	Revenue	% of Total
United States	$34,421,000	79%	$30,777,000	76%
Asia	3,206,000	7%	3,017,000	7%
Europe	5,167,000	12%	6,486,000	16%
Other	907,000	2%	401,000	1%
	$43,701,000	100%	$40,681,000	100%

Note 17 – Subsequent Events

On December 23, 2019, the Company and Middlesex entered in an agreement to extend the terms of the existing term loan and line of credit from May 2020 to April 2022, at which time all outstanding principal and unpaid interest will be due and payable. The new agreement includes a modification of the terms of the line of credit’s interest rate to add, at the Company's election, the option of the LIBOR Benchmark Rate, plus two and one-half of one (2.50%) percent per annum, in addition to the existing rate of the Lender's Prime Rate, but in no event less than three and one-quarter of one (3.25%) percent. Additionally, the $750,000 availability under the existing equipment line of credit has been extended through December 2020.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our management concluded that as of September 30, 2019, these disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on its assessment of the effectiveness in internal control over financial reporting as of September 30, 2019, our management concluded that our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

Effective October 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal controls over financial reporting during the fiscal year ended September 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 12, 2019, the Company replaced the 2010 Stock Incentive Plan with the 2019 Stock Incentive Plan by a vote of the Company’s Board of Directors. The 2019 Plan will be presented to the Company’s stockholders for approval at the Company’s 2020 Annual Meeting of Stockholders. Set forth below is a description of the material terms of the 2019 Plan.

Eligibility. The 2019 Plan allows us, under the direction of our Board of Directors, to make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors who, in the opinion of the Board of Directors, are in a position to make a significant contribution to our long-term success. All employees, directors and consultants of the Company and its affiliates are eligible to participate in the 2019 Plan.

Shares Available for Issuance. The 2019 Plan provides for the issuance of up to 2,762,827 shares of our common stock plus a number of additional shares to be issued if awards outstanding under our 2010 Stock Incentive Plan are cancelled, expire or are forfeited on or after the date of the adoption of the 2019 Plan. Generally, shares of common stock reserved for awards under the 2019 Plan that lapse or are canceled (other than by exercise) will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes are not available again for future awards.

Stock Options. Stock options granted under the 2019 Plan may either be incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986 (the “Code”), or non-qualified stock options, which are not intended to meet those requirements. Incentive Stock Options may be granted to employees of the Company and its affiliates. Non-qualified options may be granted to employees, directors and consultants of the Company and its affiliates and the term of the option may not be longer than ten years. The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years.

Award agreements for stock options include rules for exercise of the stock options after termination of service. Options may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement. Generally, stock options will be exercisable for three months after termination of service for any reason other than death or total and permanent disability, and for 12 months after termination of service on account of death or total and permanent disability but will not be exercisable if the termination of service was due to cause.

Restricted Stock. Restricted stock is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain time or performance-based vesting conditions. If the grantee does not satisfy the vesting conditions by the end of the restricted period, the restricted stock is forfeited. During the restricted period, the holder of restricted stock generally has the rights and privileges of a regular stockholder, except that the restrictions set forth in the applicable award agreement apply. For example, the holder of restricted stock may vote the restricted shares; but he or she may not sell the shares until the restrictions are lifted.

Other Stock-Based Awards. The 2019 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock unit awards. Our Board of Directors may award such stock-based awards subject to such conditions and restrictions as it may determine. These conditions and restrictions may include continued employment with us through a specified restricted period or achievement of one or more performance goals.

Plan Administration. In accordance with the terms of the 2019 Plan, our Board of Directors is authorized to administer the 2019 Plan. The Board of Directors may delegate part of its authority and powers under the 2019 Plan to one or more of our directors and/or officers. In accordance with the provisions of the 2019 Plan, our Board of Directors determines the terms of awards, including:

-	which employees, directors and consultants will be granted awards;
-	the number of shares subject to each award;
-	the vesting provisions of each award;
-	the termination or cancellation provisions applicable to awards; and
-	all other terms and conditions upon which each award may be granted in accordance with the 2019 Plan.

In addition, our Board of Directors may, in its discretion, amend any term or condition of an outstanding award provided (i) such term or condition as amended is permitted by our 2019 Plan, and (ii) any such amendment shall be made only with the consent of the participant to whom such award was made, if the amendment is adverse to the participant unless such amendment is required by applicable law or necessary to preserve the economic value of such award.

Stock Dividends and Stock Splits. If our common stock shall be subdivided or combined into a greater or smaller number of shares or if we issue any shares of common stock as a stock dividend, the number of shares of our common stock deliverable upon exercise of an option issued or upon issuance of an award shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the exercise price per share of stock options or purchase price, if any, and performance goals applicable to performance-based awards, if any, to reflect such subdivision, combination or stock dividend.

Corporate Transactions. Upon a merger or other reorganization event, our Board of Directors, may, in its sole discretion, take any one or more of the following actions pursuant to our 2019 Plan, as to some or all outstanding awards:

•	provide that all outstanding options shall be assumed or substituted by the successor corporation;
•	upon written notice to a participant provide that the participant’s unexercised options will terminate immediately prior to the consummation of such transaction unless exercised by the participant;
•	in the event of a merger pursuant to which holders of our common stock will receive a cash payment for each share surrendered in the merger, make or provide for a cash payment to the participants equal to the difference between the merger price times the number of shares of our common stock subject to such outstanding options, and the aggregate exercise price of all such outstanding options, in exchange for the termination of such options;
•	provide that outstanding awards shall be assumed or substituted by the successor corporation, become realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the merger or reorganization event; and
•	with respect to stock grants and in lieu of any of the foregoing, our Board of Directors may provide that, upon consummation of the transaction, each outstanding stock grant shall be terminated in exchange for payment of an amount equal to the consideration payable upon consummation of such transaction to a holder of the number of shares of common stock comprising such award (to the extent such stock grant is no longer subject to any forfeiture or repurchase rights then in effect or, at the discretion of our board of directors or an authorized committee, all forfeiture and repurchase rights being waived upon such transaction).

Amendment and Termination. The 2019 Plan may be amended by our stockholders. It may also be amended by our Board of Directors, provided that any amendment approved by our Board of Directors which is of a scope that requires stockholder approval as required in order to ensure favorable federal income tax treatment for any incentive stock options under Code Section 422 or for any other reason, is subject to obtaining such stockholder approval. However, no such action may adversely affect any rights under any outstanding award without the holder’s consent unless such amendment is required by applicable law or necessary to preserve the economic value of such award.

Duration of Plan. The 2019 Plan will expire by its terms on December 12, 2029.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors are elected to hold office subject to the provisions of the Company’s by-laws until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy and entitled to vote on the election of directors at the Company’s annual meeting of stockholders.

Officers serve for such terms as determined by our Board. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of September 30, 2019, with respect to our directors and executive officers.

Name	Age	Position within the Company	Term
Mr. Peter Sulick	68	Chairman, Chief Executive Officer, & President	June 2008 to present
Mr. Craig T. Dunham	63	Director	October 2004 to present
Mr. Lawrence Fox	76	Director	February 2011 to present
Dr. William K. Hagan	68	Lead Director	July 2012 to present
Mr. David Kronfeld	72	Director	February 2010 to present
Mr. Thomas C. Leonard	65	Director	February 2016 to present
Ms. Holly A. Hicks	37	Chief Financial Officer	October 2019 to present
Mr. Alan Levine	75	Former Director	May 2013 to September 2019
Mr. Robert J. Bowdring	62	Former Chief Financial Officer	January 2016 to September 2019

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended September 30, 2019 is listed below.

Non-Employee Directors

Craig Dunham, 63, Director, invested in Dynasil and then joined the Company in October 2004 as President, Chief Executive Officer and a director. In May 2011, Mr. Dunham retired from his management role at Dynasil and became Chief Executive Officer and Director of Applied Pulsed Power Inc., a pulsed power components and systems company near Ithaca, NY, a role he held until 2015. Beginning in March 2014, Mr. Dunham served as a consultant to the board of directors of LightPath Technologies (Nasdaq:LPTH) and he formally became a Director and member of the Audit Committee in April 2016. Since April 2015, he has done a variety of business and M&A consulting. Prior to joining Dynasil, Mr. Dunham spent approximately one year partnering with a private equity group to pursue acquisitions of mid-market manufacturing companies. From 2000 to 2003, he was Vice President/General Manager of the Tubular Division at Kimble Glass Corporation. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated in manufacturing, engineering, commercial, and general management positions. At Corning, he delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr. Dunham earned a Bachelor of Science in Mechanical Engineering and a Master of Business Administration from Cornell University. Mr. Dunham brings operations and management experience, executive leadership, business acumen, strategy development, optics/photonics market knowledge, and knowledge of the acquisitions process to the Board, the Nominating and Corporate Governance Committee, and the Audit Committee.

Lawrence Fox, 76, Director, has been a member of the Board since February 2011. Mr. Fox currently serves as a partner at Schoeman Updike Kaufman & Gerber LLP, where he provides professional responsibility advice and expert witness testimony on lawyer standards of care and ethical obligations. From 1976 until 2017, Mr. Fox served as a partner and managing partner of Drinker Biddle & Reath LLP, where he specialized in securities and general commercial litigation and the counseling of law firms. Currently, he is a visiting lecturer of law and the Crawford Lecturer at Yale Law School. From 2007 to 2010 he was a lecturer on law at Harvard Law School. He was the I. Grant Irey, Jr. adjunct professor at Penn Law School from 2000-2008. He is the author of a long list of articles that have appeared in regional and national publications, covering a wide variety of subjects with particular emphasis on ethical issues and has written numerous book chapters relating to internal investigations, sanctions, expert witnesses and other topics. Mr. Fox currently serves as a director for Aberdeen Emerging Market Income Fund. He has a B.A. degree from the University of Pennsylvania and a LLB from the University of Pennsylvania Law School. Mr. Fox brings extensive legal and corporate governance experience to the Board from his legal experience and previous Board positions which, through his participation as chairman of the Nominating and Corporate Governance Committee, significantly expand the Board’s depth of corporate governance experience.

William Hagan, Ph.D., 68, Lead Director, joined the Board of Directors in July of 2012. Since 2011, Dr. Hagan has served as President of Hagan & Associates LLC. Prior to forming this consulting business, Dr. Hagan was the Acting Director of the Department of Homeland Security’s Domestic Nuclear Detection Office (DNDO) from December of 2009 until August of 2010. Before serving as Acting Director, Dr. Hagan was the DNDO’s Acting Deputy Director, Assistant Director for the Transformational and Applied Research Directorate, and Chief Scientist. Prior to DNDO, Dr. Hagan was a Senior Vice President at Science Applications International Corporation (SAIC). During a 30-year career at SAIC, his areas of emphasis included nuclear technology, telecommunications, optics, transportation, system integration, and technology assessments. Business roles included Group leadership, mergers and acquisitions, venture capital investment, and business development. Dr. Hagan received a bachelor’s degree in Engineering Physics, a master’s degree in Physics, and a master’s degree in Nuclear Engineering from the University of Illinois at Urbana. He received his Ph.D. in Physics from the University of California at San Diego. Dr. Hagan brings experience in a combination of commercial, government, and high technology business to his role on the Board and as chairman of the Compensation Committee.

David Kronfeld, 72, Director, has been a member of the Board since February 2010. Mr. Kronfeld founded JK&B Capital (JK&B) in 1996, a venture capital firm focused in the software, information technology, and communications markets with over $1.1 billion of cumulative capital under management, where he continues to work. Mr. Kronfeld is an experienced venture capital investor and telecommunications industry executive with over 30 years of experience. Prior to forming JK&B, Mr. Kronfeld was a General Partner at Boston Capital Ventures (BCV) where he focused on making venture capital investments in telecommunications and software companies. Before joining BCV, Mr. Kronfeld was Vice President of Acquisitions and Venture Investments with Ameritech where he was responsible for directing venture capital investments in a broad array of telecommunications-related companies and all of Ameritech's mergers and acquisitions activities. In addition, Mr. Kronfeld was a Senior Manager at Booz Allen & Hamilton and a Systems Analyst at Electronic Data Systems (E.D.S.). He has served on four public company boards, thirty private company boards, and currently sits on the board of directors of NeuLion, Inc., a public IPTV company. Mr. Kronfeld earned a Bachelor of Science in Electrical Engineering with high honors and a Master of Science in Computer Science from Stevens Institute of Technology, and a Master of Business Administration from The Wharton School of Business. Mr. Kronfeld brings extensive venture capital experience in evaluating opportunities and managing portfolio businesses as well as multiple board experiences which enable him to contribute to the Company’s Compensation and Nominating and Corporate Governance Committees.

Thomas C. Leonard, 65, Director, has been a member of the Board since February of 2016. Mr. Leonard joined the Company as Chief Financial Officer in January of 2013 and retired from that position in January of 2016. Mr. Leonard is a member of the board of directors, chairman of the audit committee and a member of the compensation committee of Kadant Corp., a publicly traded manufacturing company based in Westford, MA. Mr. Leonard served as Chief Financial Officer for Pennichuck Corp, a publicly traded water utility company, from 2008 until 2013. He served as Vice President of CRA International from 2006 to 2008, and as Managing Director for Huron Consulting Group from 2002 to 2006. From 1987 to 2002, Mr. Leonard held positions of increasing responsibility at Arthur Andersen LLP, ending his time there as Partner in Charge of Audit Division. Mr. Leonard is a Certified Public Accountant and has a Bachelor of Arts in Accounting. Mr. Leonard brings extensive public company financial and corporate governance experience to the Board and to the Audit Committee, as well as his three years of experience as Chief Financial Officer of the Company. Mr. Leonard assumed the role of Audit Committee Financial Expert and Audit Committee Chairman on October 1, 2019.

Alan Levine, 75, former Director, served on the Board of Directors from May, 2013 through September, 2019. Mr. Levine was Vice President and Chief Financial Officer of the Graduate Management Admission Council from 2007 to 2011. From 1998 to 2007, Mr. Levine served in a number of Chief Financial Officer and Financial Consultant roles, largely in technology-based companies. Mr. Levine was a Partner with Ernst & Young LLP from 1986 to 1998. Prior to serving in the Partner role, Mr. Levine was an Audit Principal, Audit Manager, and Audit Senior during twenty-four years with Ernst & Young. His areas of business expertise include entrepreneurial services, venture capital financing, initial public offerings, and accounting and financial education. He currently serves as a director and Audit Committee member for RBC Bearings Incorporated. Mr. Levine received his Master of Accounting from the University of Arizona and a Bachelor of Arts from the University of Vermont. Mr. Levine was a Certified Public Accountant for 30 years. Mr. Levine brought extensive public company financial and corporate governance experience to the Company’s Board, Audit Committee, and Compensation Committee, and served as the Company’s Audit Committee Financial Expert during his tenure on the Board.

Executive Officers

Peter Sulick, 68, Chairman, Chief Executive Officer and President, joined the Board in June 2008. Mr. Sulick is currently President and Chief Executive Officer of AmeriSite, LLC, a family-owned real estate development and investment company, which he founded in 1998. From 2009 until 2016, Mr. Sulick served on the board of Prism Microwave. During that time, he served as Chairman and Chief Executive Officer. Prism was founded in 2008 and provided RF conditioning products for the mobile wireless infrastructure industry. From 1985 until 2002, Mr. Sulick founded and led telecommunications companies that were later acquired by Nextel and T-Mobile. In the early part of his career, Mr. Sulick was a principal financial officer for Cablevision Systems and has also held several senior-level financial positions in the Communications Operations Group of ITT. He began his career in the audit department at Arthur Andersen & Co, in New York City following graduate school. He is a certified public accountant who earned a Master of Business Administration in finance from the University of Massachusetts and a Bachelor of Science in Business Administration from The Citadel and was recently awarded an Honorary Doctorate in Entrepreneurship from The Citadel. Mr. Sulick brings to the Board entrepreneurial skills, executive leadership and business and financial acumen to serve as Chairman and in his role as Chief Executive Officer and President.

Holly A. Hicks, 37, became Chief Financial Officer of the Company in October 2019, after serving as the Company’s Corporate Controller from January 2015 through September 2019. Ms. Hicks is a Certified Public Accountant and Master Analyst of Financial Forensics. From 2013 to 2015, she provided audit, tax, and assurance consulting services through Cordua, Pastore & Associates of Cherry Hill, NJ. From 2004 to 2012, she held positions of increasing responsibility at Haefele, Flanagan & Co. of Moorestown, NJ, ending her time there as an Audit Manager. Ms. Hicks has a B.S. in Business Administration from Bloomsburg University.

Robert J. Bowdring, 62, joined the Company as Corporate Controller in March 2013. Mr. Bowdring served as the Company’s Chief Financial Officer from February 2016 through September 2019, at which time he was appointed to the role of the Company’s Vice President of Financial Integration. Mr. Bowdring is a member of the board of directors, treasurer, and secretary of INVO Bioscience, a small publicly traded infertility medical device company based in Sarasota, FL. Mr. Bowdring served as the Chief Financial Officer for INVO Bioscience from 2008 until 2013. He served as Chief Financial Officer of Cyphermint, Inc. from 2003 to 2008, and as Vice President and Corporate Controller for Lifeline Systems from 1989 to 2003. Prior to 1989, Mr. Bowdring held positions of increasing responsibility at Remanco, Inc., Warburton’s Inc., Cyborg Corporation, and Technogenics, Inc. Mr. Bowdring has a Bachelor of Arts in Accounting from the University of Massachusetts.

Director Independence

The Board has determined that all directors, other than Mr. Sulick, are independent under the SEC rules, based on information known to the Company and on the annual questionnaire completed by each director.

Code of Conduct and Ethics

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

Involvement in Certain Legal Proceedings

None.

Board Leadership Structure

The Company has historically had different persons serving in the offices of Chairman of the Board and Chief Executive Officer, although it has no formal policy requiring that structure. As Mr. Sulick is currently serving in both of these roles, Dr. Hagan serves as Lead Director. The responsibilities of the lead director include setting the Board's agenda in collaboration with the Chief Executive Officer, providing guidance to the Chief Executive Officer, acting as a regular communication channel between the Board and Chief Executive Officer, presiding over executive sessions of the Board to review the Company's performance and management effectiveness, coordinating the activities of non-employee directors, reviewing the activities and effectiveness of the Board committees, and evaluating the need for any changes. The Board believes that having a separate Chairman or lead director allows the Chief Executive Officer to focus principally on managing the Company, which adds value to the Company’s senior management team and operating business units, enhances Board involvement and communications among the non-employee directors, and ensures consistent Board leadership during any Chief Executive Officer transition.

Board’s Role in Risk Oversight

The Company’s business involves many operational and financial risks, which management and the Board seek to mitigate through careful planning and execution. Assessing and managing risk is primarily the responsibility of the Company’s management. However, the Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors provides oversight by receiving reports from management in Board meetings and conference calls, as well as through periodic management reports. These include reports on the market environment and strategic situation, customer sales results and forecasts, availability of raw materials and components, product development, liquidity, and overall financial performance and forecasts. Board members have the opportunity to provide input and direction to management on managing risks on a current basis, either directly or through the Lead Director or Chairman. In order to ensure that longer term risks are also considered in a timely and consistent manner, each year the full Board reviews and approves a budget that is used by management throughout the year. The Chairman oversees the Company’s business activities, including its management of operational risks, between meetings of the Board. The Audit Committee has responsibility for overseeing the Company’s internal financial and accounting controls. As such, the Audit Committee regularly discusses with management and the Company’s independent registered public accounting firm the Company’s major financial and controls-related risk exposures and the steps that management has taken to monitor and control such exposures. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Company believes that Board leadership by an independent lead director or chairman enhances the Board’s ability to oversee the Company’s operational and financial risks.

Board Meetings

During the fiscal year ended September 30, 2019, the Board of Directors held a total of ten meetings. All of the directors attended all of the fiscal year 2019 meetings. The Board regularly holds sessions at which only non-employee directors are present, including a portion of each quarterly meeting. All of the Board members attended the annual meeting of stockholders on February 28, 2019.

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, all the members of which are independent, as defined by Securities and Exchange Commission (“SEC”) rules. During fiscal year 2019, a Special Committee of the Board was formed to evaluate the potential of a transaction leading to voluntary delisting of the Company’s common stock from The Nasdaq Stock Market and voluntary termination of the Company’s registration of the common stock under the Securities and Exchange Commission Act of 1934, as amended. Mr. Leonard, Mr. Levine, and Dr. Hagan were the members of the Special Committee, with Mr. Leonard serving as chairman. The Special Committee held five meetings in fiscal year 2019.

Additionally, due to the participation of three of the directors in the financing of Xcede Technologies, Inc. (“Xcede”), the three independent directors serving on the board at the time of the Xcede financing, Mr. Dunham, Mr. Levine, and Mr. Kronfeld served on an Independent Xcede Committee, which was charged with independently representing the Company’s interests in any decisions involving the financing of Xcede. This committee did not meet in fiscal year 2019.

In addition to the meetings described below, the members of each committee communicate regularly amongst themselves and with management on Company matters.

Each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee operates under a written charter that is available on the Company’s web site: https://investors.dynasil.com/corporate-governance/.

Compensation Committee. During fiscal year 2019, the members of the Compensation Committee were Dr. Hagan, Mr. Levine, and Mr. Kronfeld, with Dr. Hagan serving as the Chairman. The Compensation Committee is responsible for negotiating compensation and employment agreements for the named executive officers and directors of the Company and presenting these proposals to the Board of Directors for approval. Current compensation practices are outlined in the Director Compensation and Executive Compensation sections of this filing. There were four Compensation Committee meetings in fiscal year 2019 and each of the committee members attended all of those meetings.

Generally all executive officer and director compensation programs of the Company are subject to the review and approval of the Compensation Committee, which also reviews and determines the base salary and incentive compensation of the named executive officers. The Chief Executive Officer provides a compensation recommendation for each named executive officer (other than himself), which the Compensation Committee considers in making its decisions. Compensation decisions are made throughout the year as circumstances warrant. All compensation actions taken by the Compensation Committee are reported to the full Board of Directors, and certain actions are subject to the approval of the Board, excluding management directors. The Compensation Committee has previously used a compensation consultant to provide comparable market data as well as compensation advice in setting executive and director compensation and policies. The Compensation Committee also reviews and makes recommendations to the Board on director compensation and equity awards.

The Compensation Committee is composed of outside directors who are not officers or employees of the Company. The Board has determined that these directors are all independent under applicable SEC rules.

Audit Committee. At the beginning of fiscal year 2019, the members of the Audit Committee were Mr. Levine, Mr. Dunham and Mr. Fox. Mr. Fox served on the Audit Committee until the Company’s annual meeting of stockholders in February of 2019, at which time Mr. Leonard was appointed to the Audit Committee. Mr. Levine serving as both Chairman and Audit Committee Financial Expert. Subsequent to the end of fiscal year 2019, when Mr. Levine left the Board of Directors, Mr. Leonard replaced Mr. Levine as both Chairman and Audit Committee Financial Expert. The Audit Committee is responsible for reviewing reports of the Company's financial results, audits, internal controls, and adherence to its Code of Conduct, compliance with federal procurement and other laws and regulations, and other matters. The Audit Committee recommends to the Board of Directors the selection of the Company's outside auditors, reviews their procedures for ensuring their independence with respect to the services performed for the Company and approves their compensation. There were seven Audit Committee meetings in fiscal year 2019 and Mr. Levine and Mr. Dunham attended all of those meetings. Mr. Fox was excused from one of the three meetings during his tenure and Mr. Leonard attended all meetings that occurred after his appointment.

The Audit Committee is composed of outside directors who are not officers or employees of the Company. The Board has determined that these directors are all independent under applicable SEC rules.

Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Mr. Fox, Mr. Dunham and Mr. Kronfeld, with Mr. Fox serving as the Chairman. The Nominating and Corporate Governance Committee held one meeting in fiscal year 2019 and all of the committee members were in attendance at that meeting.

Director Nominations

The Nominating and Corporate Governance Committee is responsible for (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, and (ii) recommending to the Board the persons to be nominated for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board. Director nominees are considered for recommendation by the Nominating and Corporate Governance Committee in accordance with the policies and principles in its charter and the criteria set forth in the Corporate Governance Guidelines, as outlined below. It is expected that the Nominating and Corporate Governance Committee will have direct input from the Chairman of the Board, the Chief Executive Officer and, if one is appointed, the Lead Director.

Criteria for Nomination as a Director

General Criteria

1.	Nominees should have a reputation for integrity, honesty and adherence to high ethical standards.
2.	Nominees should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company and should be willing and able to contribute positively to the decision-making process of the Company.
3.	Nominees should have a commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees.
4.	Nominees should have the interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all stockholders.
5.	Nominees should not have, nor appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of all the Company’s stockholders and to fulfill the responsibilities of a director.
6.	Nominees shall not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. The value of diversity on the Board should be considered.

Application of Criteria to Existing Directors

The re-nomination of existing directors should not be viewed as automatic, but should be based on continuing qualification under the criteria set forth above. In addition, the Nominating and Corporate Governance Committee shall consider the existing directors’ performance on the Board and any committee, which shall include consideration of the extent to which the directors undertook continuing director education.

Criteria for Composition of the Board

The backgrounds and qualifications of the directors considered as a group should provide a significant breadth of experience, knowledge and abilities that shall assist the Board in fulfilling its responsibilities.

The Nominating and Corporate Governance Committee’s process for evaluating nominees for director, including nominees recommended by stockholders, is to consider their skills, character and professional ethics, judgment, leadership experience, business experience and acumen, familiarity with relevant industry issues, national and international experience, and other relevant criteria as they may contribute to the Company’s success. This evaluation is performed in light of the Committee’s views as to what skill set and other characteristics would most complement those of the current directors, including the diversity (principally, of education and backgrounds), age, skills and experience of the Board as a whole.

In order to recommend a candidate for consideration by the Nominating and Corporate Governance Committee, a stockholder must provide the Committee with the candidate's name, background and relationship with the proposing stockholder, a brief statement outlining the reasons the candidate would be an effective director of the Company and information relevant to the considerations described above. Such information should be sent to the Nominating and Corporate Governance Committee of Dynasil Corporation of America, 313 Washington Street, Suite 403, Newton, MA 02458; Attn: Corporate Secretary. The Nominating and Corporate Governance Committee may seek further information from or about the candidate, or the stockholder making the recommendation, including information about all business and other relationships between the candidate and the stockholder.

Directors’ Compensation

Each of our non-employee directors receives an annual retainer of $50,000, a minimum of 50% of which is required to be paid in the form of equity, with the remaining 50% being paid in cash or equity, in any ratio, at the director’s election. The Chairman and Audit Committee Chairman are paid additional annual cash retainers of $20,000 and $10,000, respectively, in recognition of the added responsibility associated with these positions. Our directors also receive reimbursement of out-of-pocket expenses incurred in attending Board and committee meetings.

Equity is given as director compensation in either quarterly stock grants at market price or options to purchase stock with either a) a three year term, granted at thirty-three percent (33%) above market price, or b) a five year term, granted at fifty percent (50%) above market price.

Directors’ Compensation for Fiscal Year Ended September 30, 2019

Pursuant to our Director Compensation Policy, during fiscal year 2019, each of our non-employee directors received total annual compensation of $50,000, 50% of which is payable in equity of the Company and the remaining 50% of which is payable at the director’s election in either cash or equity of the Company. We do not pay our directors additional retainers for their service on Board committees, other than for service as chair of the Audit Committee, as described above.

The table below summarizes the compensation paid to, or earned by, our non-employee directors for the twelve months ended September 30, 2019. Mr. Sulick, our President and Chief Executive Officer, does not receive any compensation for his Board service beyond the compensation he receives as an executive officer of the Company.

	Fees Earned or Paid In
Name	Cash ($)	Stock Awards ($)(1)	Total ($)
Craig Dunham (2)	25,000	25,000	50,000
Lawrence Fox (2)	-	50,000	50,000
William Hagan (2)	25,000	25,000	50,000
David Kronfeld (2)	-	50,000	50,000
Thomas Leonard (2)	25,000	25,000	50,000
Alan Levine (2)	30,000	30,000	60,000

(1) Represents the aggregate grant date fair value of the stock awards received by the director during fiscal year 2019 determined in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the fiscal year ended September 30, 2019 included in this Annual Report on Form 10-K.

(2) During fiscal year 2019, the six non-employee directors were asked to specify whether they wished to receive the equity portion of their director compensation and any equity portion of the electable 50% of their compensation in common stock grants or stock options. All of the non-employee directors elected to receive the equity component of their 2019 compensation in quarterly stock grants. In regards to the electable 50% of their compensation, Mr. Dunham, Dr. Hagan, Mr. Leonard, and Mr. Levine chose to receive the electable component of their compensation entirely in cash. Mr. Fox and Mr. Kronfeld chose to receive the electable component of their director compensation in quarterly stock grants. The quarterly stock grants for the 2019 fiscal year were made on October 1, 2018 at the grant date closing market price of $1.29 per share, on January 2, 2019 at the grant date closing market price of $0.89 per share, on April 1, 2019 at the grant date closing market price of $1.02 per share, and on July 2, 2019 at the grant date closing market price of $1.00 per share.

(3) On February 1, 2016, Mr. Leonard was granted an option to purchase 16,129 shares of Xcede Technologies, Inc. common stock at the option price of $1.00 per share in recognition of his service as a member of the Xcede board of directors. Twenty-five percent (25%) of this option vested on February 1, 2017 and an additional 3.125% of the option vested each month thereafter. This option fully vested on February 28, 2019.

Equity Compensation Plan Information

The Company adopted Stock Incentive Plans in 1996 and 1999 that permit, among other incentives, grants and options to officers, directors, employees and consultants to purchase up to 3,750,000 shares of the Company’s common stock. At the February 3, 2010 annual meeting, a new Stock Incentive Plan was adopted by the stockholders which permits up to 6,000,000 shares of the Company’s common stock to be issued through this plan. Options granted pursuant to the 2010 plan were exercisable at or above the common stock’s fair market value on the date of grant and generally vest over a three to five-year period. At September 30, 2019, 2,962,827 shares of common stock were available for issuance under the 2010 plan and 95,602 stock options were outstanding, with an exercise prices of $1.80. For the 2010 plan, options have been granted at exercise prices ranging from $1.80 to $7.32 per share.

At September 30, 2019, no options remain outstanding that were issued through the 1996 or 1999 Stock Incentive Plans.

On December 12, 2019, the 2010 Stock Incentive Plan was replaced with the 2019 Stock Incentive Plan by a vote of the Company’s Board of Directors. The 2019 plan will be presented to the Company’s stockholders for approval at the Company’s 2020 Annual Meeting of Stockholders. The 2019 Plan authorizes the issuance of the 2,762,827 shares of common stock remaining in the 2010 Stock Incentive Plan when the 2010 Plan was replaced. For a summary description of the 2019 Plan, see Item 9B herein.

On December 13, 2018, the Company adopted a Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”). The existing ESPP was amended to extend the termination date to September 30, 2030. The ESPP permits substantially all employees to purchase common stock at a purchase price of 85% of the fair market value of the shares. As of September 30, 2019, under the ESPP, a total of 450,000 shares have been reserved for issuance. Of these, 368,204 shares have been purchased by employees at purchase prices ranging from $.06 to $4.445 per share. During any twelve-month calendar period, employees are limited to a total of $20,000 of stock purchases. On May 1, 2019, the Board of Directors voted to suspend the ESPP following the purchases made under the ESPP on June 29, 2019. The ESPP remained suspended as of September 30, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights ( a )	Weighted- average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
Equity compensation plans approved by security holders	95,602	$1.80	2,864,225	(1)
Equity compensation plans not approved by security holders	none	none	none

(1) As of September 30, 2019, consists of 2,962,827 shares of common stock available for issuance in the 2010 Stock Incentive Plan and 99,249 shares of common stock available for issuance under the suspended Amended and Restated Employee Stock Purchase Plan.

Director Compensation and Board Changes for Fiscal Year 2020

Subsequent to the previously reported August 19, 2019 filing of a Form 25 with the Securities and Exchange Commission (the “SEC”) to indicate our intention to terminate the registration of our common stock with the SEC and the August 29, 2019 filing of a Form 15 with the SEC to de-list our common stock from the Nasdaq Capital Market, the Board of Directors elected to amend their compensation plan, as well as make other changes in Board and Committee size, as the Company is no longer required to comply with the listing requirements of the Nasdaq Capital Market. Effective October 1, 2019, director compensation no longer includes an equity component. Director compensation is now paid in monthly cash payments of $4,167. Additionally, the Board Chairman and the Audit Committee Chairman no longer receive additional compensation for those roles.

The Board also decided to reduce the number of directors to six; and Mr. Alan Levine stepped down from the Board on September 30, 2019. Additionally, the size of the Audit and Compensation Committees has been reduced to two members each.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensatory Arrangements

Fiscal Year 2019 Summary Compensation Table

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	All Other Compensation ($) (3)	Total ($)
Peter Sulick	2019	319,635	69,463	77,400	45,326	511,824
Chairman, President &	2018	309,135	59,838	99,225	42,800	510,998
Chief Executive Officer

Robert Bowdring	2019	200,000	24,000	-	-	224,000
Former Chief Financial Officer*	2018	199,819	18,000	-	-	217,819
* Mr. Bowdring resigned from this position and became Vice President of Financial Compliance on October 1, 2019.

(1) Represents the aggregate grant date fair value of the restricted stock awards received by the executive officer during the year indicated, determined in accordance with FASB ASC Topic 718.

(2) Mr. Sulick’s stock awards during fiscal year 2019 represent four fully vested stock grants of 20,000 shares each issued as quarterly compensation on January 7, 2019, March, 1, 2019, May 30, 2019, and August 28, 2019 all under the Company’s 2010 Stock Incentive Plan valued at a total of $77,400. Mr. Sulick’s stock awards during fiscal year 2018 represent four fully vested stock grants of 20,000 shares each issued as quarterly compensation on January 8, 2018, March, 1, 2018, May 30, 2018, and August 29, 2018 all under the Company’s 2010 Stock Incentive Plan valued at a total of $99,225.

(3) Amount consists of reimbursement for living expenses and local transportation costs while in the area of our corporate headquarters in Newton, Massachusetts and for travel between Massachusetts and Mr. Sulick’s place of residency.

Peter Sulick

The Board has determined that the Company's Chief Executive Officer and President annual compensation should include both a cash and a stock component. All compensatory stock awards granted to Mr. Sulick in the years ended September 30, 2019 and 2018 were issued from the Company's 2010 Stock Incentive Plan.

For the years ended September 30, 2019 and 2018, Mr. Sulick’s compensation consisted of a base cash salary of $320,000 and $310,000, respectively, and quarterly stock awards of 20,000 shares each.

During fiscal years 2019 and 2018, Mr. Sulick’s compensation also included the opportunity to earn a performance bonus payable in cash based on the achievement of quarterly performance goals and the Board of Directors’ periodic qualitative assessment of the Company's progress on its strategic objectives. Cash bonus amounts were payable quarterly. Actual amounts payable to Mr. Sulick in each quarter were determined by the extent to which the target performance goals were met or exceeded.

Mr. Sulick’s target cash bonuses for the years ended September 30, 2019 and 2018 were set at $80,000 and $77,625, respectively. These target bonuses were dependent on the achievement of quarterly target cash bonus performance criteria. If performance had exceeded target goals by specified amounts, the annual cash bonus opportunities increased to $108,000 and $104,794, respectively.

For his fiscal year 2018 performance bonus, Mr. Sulick earned a total of $63,652 in cash, of which $39,589 was paid to him during the fiscal year, the remainder paid subsequent to the filing of Company’s Annual Report on Form 10-K on December 21, 2018.

As of September 30, 2019, Mr. Sulick had been paid a total of $45,400 toward his fiscal year 2019 performance bonus. Mr. Sulick’s final cash bonus installment for the 2019 fiscal year was $19,500 and was paid in December of 2019.

For fiscal year 2020, Mr. Sulick’s annual base cash salary is $330,000 and a stock compensation component of quarterly stock awards of 20,000 shares each. His annual cash performance bonus opportunity is $99,000 per year, dependent on the achievement of annual performance criteria. If performance exceeds target goals by specified amounts, this cash bonus opportunity increases to $133,650 per year.

Robert Bowdring

Mr. Bowdring served as the Company’s Chief Financial Officer from February 1, 2016 until September 30, 2019. During his first year in the position, Mr. Bowdring’s annual base cash salary was $185,000 and he was eligible to earn a cash performance bonus of up to twenty-five (25%) percent of his base salary. Additionally, on February 1, 2016, Mr. Bowdring was granted a time-vested restricted stock award of 60,000 shares of the Company’s stock. The shares in this grant vested in three equal annual increments, beginning with the grant date.

For both the years ended September 30, 2019 and 2018, Mr. Bowdring’s annual base cash salary was $200,000, with a bonus opportunity of 30% of his salary or $60,000, based on specific performance goals for both Mr. Bowdring and the Company. If performance exceeds target goals by specified amounts, this cash bonus opportunity increases to $75,000 per year.

During the years ended September 30, 2019 and 2018, Mr. Bowdring received $24,000 and $18,000, respectively, for his fiscal years 2018 and 2017 bonus awards. Mr. Bowdring’s bonus for the 2019 fiscal year was $19,500 and was paid in December of 2019.

Holly Hicks

Ms. Hicks was named Chief Financial Officer of the Company on October 1, 2019. Her base cash salary for fiscal year 2020 will be $185,000. Her target cash performance bonus opportunity is 30% of her salary or $55,500.

None of the Company’s executive officers had outstanding equity awards at September 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	No. of Shares and nature of
Name and Address Of Beneficial Owner	Beneficial Ownership(1)	Percent of Class
Peter Sulick (5)	3,338,730	19.1%
Craig Dunham (2)	2,051,045	11.7%
The Gerald Entine 1988 Family Trust, 6747 Diversity Road, Middleton, WI 53562	1,396,325	8.0%
Lawrence Fox (3),(5)	309,222	1.8%
David Kronfeld	300,210	1.7%
Thomas Leonard	212,943	1.2%
William Hagan (4),(5)	177,644	*
Alan Levine	143,585	*
Robert Bowdring	67,558	*
All Officers and Directors as a Group (8 persons) (1)	6,600,937	37.8%
* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1) The numbers and percentages shown include shares of common stock that the identified person has a right to acquire within 60 days of September 30, 2019. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage share of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage share of common stock owned by any other stockholders. The number of shares outstanding on September 30, 2019 was 14,802,905.

(2) Includes 1,000,000 shares of common stock held by the Dunham Family Limited Liability Company of which Mr. Dunham is the sole managing member.

(3) Includes options to purchase 95,602 shares of the Company’s common stock at $1.80 per share.

(4) Includes shares held in the name of his family trust of which he is a trustee.

(5) As of September 30, 2019, Mr. Sulick and family own the equivalent of 11.4% of the Company’s Xcede Technologies, Inc. subsidiary’s (“Xcede”) outstanding common stock, Mr. Fox owns the equivalent of 1.7% of Xcede’s outstanding common stock, Dr. Hagan owns the equivalent of 0.3% of Xcede’s outstanding common stock, and The Gerald Entine 1988 Family Trust owns the equivalent of 1.1% of Xcede’s outstanding common stock. See “Related Party Transactions” for more information.

Corporate Structure Changes Related to Stockholder Matters

As previously disclosed, following a special meeting of Dynasil’s stockholders on August 7, 2019, the Company filed certificates of amendment to our certificate of incorporation and subsequently effected a 1-for-8,000 reverse stock split of our common stock, par value $0.0005 per share (the “Reverse Stock Split”), followed immediately by a 8,000-for-1 forward stock split of its common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”). In regards to the Transaction, stockholders with fewer than 8,000 shares of Dynasil common stock held of record immediately before the Transaction became entitled to receive cash payments in lieu of fractional shares equal to $1.15 per pre-Reverse Stock Split share. As a result of the Transaction, 2,825,268 shares of common stock were due to be exchanged for cash, totaling approximately $3,249,000.

As a result of the subsequent filings with the SEC of a Form 25 and Forms 15, following the filing of this Annual Report on Form 10-K for the year ended September 30, 2019, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC and stockholders will cease to receive annual reports and proxy statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended September 30, 2019 and 2018, building lease payments of $1,160,000 and $1,140,000, respectively were paid to Charles River Realty which is owned by The Gerald Entine 1988 Family Trust (the “Entine Trust”). The late Dr. Entine was a former director and employee of the Company, as well as a greater than 5% beneficial owner of the Company’s stock until his death in May of 2018. The Entine Trust retains a greater than 5% beneficial ownership in the Company’s stock.

In October 2013, the Company’s subsidiary, Dynasil Biomedical, formed Xcede Technologies, Inc., a joint venture with Mayo Clinic, to spin out and separately fund the development of its tissue sealant technology. As of September 30, 2019, officers and directors of the Company collectively own the equivalent of 13.4% of Xcede’s outstanding common stock.

Patricia Tuohy is the Company’s Vice President of Corporate Development. During the year ended September 30, 2019, Ms. Tuohy worked a partial year and earned $163,000 in compensation. During the year ended September 30, 2018, Ms. Tuohy worked a partial year in this position and earned $185,000 in compensation. Ms. Tuohy is Peter Sulick’s daughter.

Director Independence

The Board has determined that all directors, other than Mr. Sulick, are independent under the SEC rules, based on information known to the Company and on the annual questionnaire completed by each director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountants Fees

RSM US LLP was our independent registered public accounting firm for fiscal years 2019 and 2018. During the period covering the fiscal years ended September 30, 2019 and 2018, RSM US LLP performed the following professional services:

(a)   Audit Fees

The aggregated fees billed or to be billed by RSM US LLP for professional services rendered for the audit of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2019, the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q during that fiscal year and out-of-pocket expenses are $367,000. The aggregated fees billed or to be billed by RSM US LLP for professional services rendered for the audit of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2018, the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q during that fiscal year and out-of-pocket expenses are $441,000.

(b)   Tax Fees

During fiscal years 2019 and 2018, the Company incurred fees of $74,000 and $143,000, respectively, for professional services rendered by RSM US LLP for tax compliance and advisory services.

(c) Pre-approval Policies and Procedures

The Board of Directors has adopted a pre-approval policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence. All auditor fees were pre-approved during fiscal years 2019 and 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The financial statements are included under Part II, Item 8 of this Report.

(2) Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and the notes thereto.

(3) EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b) EXHIBITS

3.01	Certificate of Incorporation of the Company, filed as Exhibit A to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

3.02	Certificate of Merger of Foreign Corporation into a Domestic Corporation, dated February 29, 2008, filed as Exhibit 3.02 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.03	Certificate of Amendment of Certificate of Incorporation, dated March 6, 2008, filed as Exhibit 3.03 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.04	Certificate of Amendment of Certificate of Incorporation, dated February 26, 2009, filed as Exhibit 3.1 to Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

3.05	Certificate of Amendment of Certificate of Incorporation, dated August 7, 2019, filed as Exhibit 3.1 to Form 8-K filed on August 7, 2019 and incorporated herein by reference.

3.06	Certificate of Amendment of Certificate of Incorporation, dated August 7, 2019, filed as Exhibit 3.2 to Form 8-K filed on August 7, 2019 and incorporated herein by reference.

3.07	Certificate of Designation of Preferred Stock of Dynasil Corporation of America, dated March 27, 2009, filed as Exhibit 3.05 to Form 8-A filed on December 16, 2010 and incorporated herein by reference.

3.08	Bylaws of the Company, filed as Exhibit B to the Definitive Proxy Statement filed on January 4, 2008 and incorporated herein by reference.

10.01*	2010 Stock Incentive Plan, filed as Exhibit 99 to the Definitive Proxy Statement filed on January 5, 2010 and incorporated herein by reference.

10.02	Loan and Security Agreement by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.03	Revolving Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 1, 2014, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2014 and incorporated herein by reference.

10.04	Loan Document Modification Agreement between the Company and Middlesex Savings Bank, dated September 29, 2015, filed as Exhibit 10.04 to Form 10-K filed on December 17, 2015 and incorporated herein by reference.

10.05	Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated July 31, 2012, filed as Exhibit 10.1 to Form 8-K filed on August 6, 2012 and incorporated herein by reference.

10.06	Amendment No. 1 to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated September 26, 2013, filed as Exhibit 10.19 to Form 10-K filed on December 20, 2013 and incorporated herein by reference.

10.07	Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated October 1, 2015, filed as Exhibit 10.07 to Form 10-K filed on December 17, 2015 and incorporated herein by reference.

10.08	Lease Agreement between RMD Instruments, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.5 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.09	Lease Agreement between Radiation Monitoring Devices, Inc. and Charles River Realty, dated July 1, 2008, filed as Exhibit 10.6 to Form 8-K filed on July 7, 2008 and incorporated herein by reference.

10.14*	Second Amended and Restated Employee Stock Purchase Plan, dated December 13, 2018, filed as Exhibit 10.14 to Form 10-K filed on December 21, 2018 and incorporated herein by reference.

10.15	Omnibus Amendment to Leases, dated December 6, 2012, filed as Exhibit 10.1 to Form 8-K filed on December 12, 2012 and incorporated herein by reference.

10.16*	Employment Letter dated November 13, 2015 between the Company and Robert J. Bowdring, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2015 and incorporated herein by reference.

10.17*	Employment Letter dated September 27, 2019 between the Company and Holly A. Hicks, filed as Exhibit 10.1 to Form 8-K filed on September 27, 2019 and incorporated herein by reference.

10.18	Term Note Agreement between the Company and Middlesex Savings Bank, dated February 1, 2016, filed as Exhibit 10.1 to Form 10-Q filed on February 11, 2016 and incorporated herein by reference.

10.19	Third Amendment to the Loan and Security Agreement between the Company and Middlesex Savings Bank, dated May 16, 2017, filed as Exhibit 10.01 to Form 10-Q filed on August 14, 2017 and incorporated herein by reference.

10.20	Line of Credit by and between Middlesex Savings Bank, as Lender, and the Company, as Borrower, dated as of May 16, 2017, filed as Exhibit 10.02 to Form 10-Q filed on August 14, 2017 and incorporated herein by reference.

10.21	Second Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated January 3, 2018, filed as Exhibit 10.01 to Form 10-Q filed on February 13, 2018 and incorporated herein by reference.

10.22	Equipment Line of Credit Term Note between the Company and Middlesex Savings Bank, dated July 31, 2018 and filed as Exhibit 10.22 to Form 10-K filed on December 21, 2018 and incorporated herein by reference.

10.23	Loan Document Modification Agreement to the Line of Credit between the Company and Middlesex Savings Bank, dated August 9, 2018 and filed as Exhibit 10.23 to Form 10-K filed on December 21, 2018 and incorporated herein by reference.

10.24	Equipment Line of Credit Note between the Company and Middlesex Savings Bank, dated August 13, 2018 and filed as Exhibit 10.24 to Form 10-K filed on December 21, 2018 and incorporated herein by reference.

10.25	Amendment to Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated November 27, 2018 and filed as Exhibit 10.25 to Form 10-K filed on December 21, 2018 and incorporated herein by reference.

10.26	Equipment Line of Credit Term Note between the Company and Middlesex Savings Bank, dated April 30, 2019 and filed as Exhibit 10.01 to Form 10-Q filed on May 14, 2019 and incorporated herein by reference.

10.27	Amendment to the Loan Agreement between the Company and Middlesex Savings Bank, dated August 5, 2019 and filed as Exhibit 10.01 to Form 10-Q filed on August 13, 2019 and incorporated herein by reference.

10.28	Note Purchase Agreement between the Company and Massachusetts Capital Resource Company, dated August 6, 2019 and filed as Exhibit 10.02 to Form 10-Q filed on August 13, 2019 and incorporated herein by reference.

10.29*	2019 Stock Incentive Plan, dated December 12, 2019 and filed herewith.

10.30	Loan Document Modification Agreement to the Line of Credit between the Company and Middlesex Savings Bank, dated December 23, 2019 and filed herewith.

10.31	Equipment Line of Credit Note between the Company and Middlesex Savings Bank, dated December 23, 2019 and filed herewith.

21.1	Subsidiaries of the Company, filed herewith.

31.1(a)	Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.1(b)	Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934) furnished herewith.

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and September 30, 2018, (ii) Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended September 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

_____________

* Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynasil Corporation of America

BY:	/s/ Peter Sulick
Peter Sulick, President and CEO (Principal Executive Officer)

DATED:	December 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

BY:	/s/ Holly A. Hicks	Chief Financial Officer (Principal	December 26, 2019
	Holly A. Hicks	Financial and Accounting Officer)

BY:	/s/ Peter Sulick	Chairman of the Board of Directors,	December 26, 2019
	Peter Sulick	President, Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Craig Dunham	Director	December 26, 2019
Craig Dunham

BY:	/s/ Lawrence Fox	Director	December 26, 2019
Lawrence Fox

BY:	/s/ William K. Hagan	Director	December 26, 2019
William K. Hagan

BY:	/s/ David Kronfeld	Director	December 26, 2019
David Kronfeld

BY:	/s/ Thomas Leonard	Director	December 26, 2019
Thomas Leonard